Form 10-K
period 1997-12-31
TRAMMELL CROW CO
filed 1998-03-31
CIK 1022438

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13531

                            ------------------------

                             TRAMMELL CROW COMPANY

             (Exact name of registrant as specified in its charter)

                DELAWARE                               75-2721454
    (State or other jurisdiction of                  (IRS Employer
     Incorporation or organization)              Identification Number)
            2001 ROSS AVENUE
               SUITE 3400
             DALLAS, TEXAS                               75201
(Address of principal executive offices)                (Zip Code)

                                 (214) 863-3000
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                WHICH REGISTERED
----------------------------------  -----------------------------
   Common Stock, $.01 par value        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 24, 1998, there were 33,911,416 shares of Common Stock outstanding with an aggregate market value on that date of $965,413,929, based upon the average of the low bid and high asked price of Common Stock on the New York Stock Exchange on such date. As of the same date 20,163,235 shares of Common Stock were held by non-affiliates of the Company, having an aggregate market value on that date of $574,021,088.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

    Trammell Crow Company (the "Company") is one of the largest diversified commercial real estate services companies in the United States. Through the Company's 140 offices in the United States and Canada, the Company is organized to deliver a comprehensive range of service offerings to clients which include leading multinational corporations, institutional investors and other users of real estate services. In addition, the Company has a strategic alliance with Trammell Crow International, which has eight offices in Europe, Asia and South America. The Company has established itself as a market leader in each of its primary businesses. The Company, which is headquartered in Dallas, Texas, was founded in 1948 by Mr. Trammell Crow. From its founding through the 1980's, the Company's primary business was the development and management of industrial, office and retail projects. In 1991 the Company was reconstituted as a real estate services company. This reconstitution entailed the separation of the Company's commercial real estate asset base and related operations from its real estate services business. The Company continued to operate the real estate services business while ownership of the commercial real estate asset base was segregated into a large number of separate entities distinct from the Company, with independent management and operations. Many of these entities are managed by subsidiaries of Crow Realty Investors, L.P., which is wholly owned by certain affiliates and descendants of Mr. Trammell Crow.

    As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company is organized into five principal lines of business. The Company's property management services business provides services relating to all aspects of building operations, tenant relations and oversight of building improvement processes, primarily for building owners who do not occupy the properties managed by the Company. The brokerage services business advises buyers, sellers, landlords and tenants in connection with the sale and leasing of office, industrial and retail space and land. Infrastructure management entails providing comprehensive day-to-day occupancy related services, principally to large corporations which occupy commercial facilities in multiple locations. Specific infrastructure management services include administration, day-to-day maintenance and repair of client occupied facilities and strategic functions such as space planning, relocation coordination, facilities management and portfolio management. The development and construction services provided by the Company include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management and tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services. The Company's retail services business provides tenant representation, disposition, development and financial services to national and global retail customers, and the Company believes that its August 22, 1997 acquisition of the business of Doppelt & Company ("Doppelt") significantly increases the scale and improves the quality of the Company's existing retail services business.

RECENT DEVELOPMENTS

    In February, 1998, the Company entered into a memorandum of understanding (the "AMB MOU") with AMB Property L.P. ("AMB") relating to the formation of a strategic alliance to develop and manage industrial properties in targeted distribution markets. Particular emphasis will be placed on multi-tenant freight forwarding facilities adjacent to major airports and industrial submarkets of targeted metropolitan areas such as Chicago, Seattle and Northern New Jersey. The AMB MOU contemplates that all of the Company's management contracts with AMB, covering approximately 13.8 million square feet of industrial space as of February 1998, will be converted from industry standard contracts terminable upon 30 days notice to five-year term contracts terminable only for cause.

    On March 16, 1998, the Company purchased all of the issued and outstanding capital stock of Tooley & Company, Inc., a California real estate services company primarily engaged in office management and leasing ("Tooley"). Management of the Company believes that the acquisition of Tooley will allow the Company to diversify from its perceived strength in the Los Angeles industrial real estate market into the office market through the acquisition of one of the leading office-focused real estate services companies in California. According to the March 16, 1998 edition of the Los Angeles Business Journal, as of March 9, 1998, Tooley had more square feet of office space under management than any other real estate services firm operating in Los Angeles County. In exchange for the stock of Tooley, the Company paid a cash purchase price of approximately $23.1 million to BCB Holdings, LLC, a Delaware limited liability company ("Seller") whose members are William L. Tooley, Craig Ruth and Robert N. Ruth. The purchase price for Tooley's capital stock was derived through negotiation between the Company and Seller. The Company has also agreed to pay to Seller up to $3.0 million of additional purchase price if Tooley achieves certain performance standards in the future. In addition, the Company has agreed to make certain payments to Seller based upon the future performance of certain of Tooley's projects. A copy of the Stock Purchase Agreement dated as of March 16, 1998 by and among the Company, Tooley, Seller, William L. Tooley and Craig Ruth has been filed as an exhibit to this Annual Report on Form 10-K. See "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K". In connection with the acquisition, each of Messrs. Tooley, Ruth and Ruth entered into Employment Agreements with the Company. Each of such employment agreements, subject to earlier termination in accordance with such agreements, has a term equal to three years. Pursuant to the terms of their respective employment agreements, William L. Tooley and Craig Ruth received an aggregate of $1.0 million at closing in exchange for certain covenants to not compete. The Company borrowed all funds used to make the cash payments at the closing from NationsBank under the Company's master line of credit. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

COMPETITIVE ADVANTAGES

    The Company believes that it holds several important competitive advantages in the real estate services industry.

    COMPREHENSIVE SERVICE OFFERINGS. The Company offers a comprehensive menu of services designed to provide its clients with single-point solutions to all of their commercial real estate services needs. The Company believes that its broad service offerings give it a critical advantage in an industry where many competitors offer fewer services. By offering a full array of services, the Company is able to maximize the effect it has on its clients' businesses while becoming highly integrated into its clients' operations. Further, the Company's comprehensive service offerings decrease the Company's economic exposure to a downturn in any one of its primary businesses.

    CLIENT FOCUS. The Company is organized to meet all of its clients' real estate services needs. This orientation has commonly allowed the Company to commence client relationships by offering a single service and later expand these relationships through an understanding of the client's business and its highly specific service requirements. Moreover, the Company has carefully selected the criteria--such as industry, geographic location and property type--which it applies in actively seeking new client engagements in each of its core businesses, thereby concentrating its efforts in areas where it can provide maximum value-added services.

    GEOGRAPHIC SCOPE. The Company's 140 offices in the United States and Canada have allowed the Company to develop and maintain extensive knowledge of local real estate markets across the United States and Canada. Approximately 85% of the Company's employees are based in markets other than Dallas, Texas, where the Company's executive offices are located. In addition, the Company has a strategic alliance with Trammell Crow International, which has eight offices in Europe, Asia and South America. The broad geographic scope provided by this local office network allows the Company to serve as a single-source, full service provider to multinational corporations and institutional investors with real estate interests that span regional and national boundaries. The broad geographic service area covered by the Company also tends to limit its exposure to an economic downturn in any single market, which provides it with a competitive advantage over regional firms that operate in a more limited number of geographic areas.

    TECHNOLOGY. The Company is developing extensive technology applications to better meet customer needs, principally through enhanced sharing of vital market information and through proprietary applications designed to provide significantly enhanced control over clients' real estate related expenses. In addition, the Company has developed a centralized call center strategy designed to provide responses to customer needs 24 hours a day. This service will leverage human assets and technology to deliver required support and coverage to properties that were previously managed from several distinct service locations. The Company expects to begin call center operations in mid-April of 1998. The Company has also developed the architecture for a proprietary total occupancy cost management system using applications that are connected and distributed across the Company's local area and wide area networks. This system is designed to provide centralized and comprehensive cost studies and analyses on building portfolios to customers.

    MANAGEMENT/PERSONNEL. The Company believes that a key component of its success is the experience and quality of its management team and the employees that comprise the network through which the Company serves its clients. The Company's seven-member executive committee has an average of approximately 14 years of experience with the Company. Moreover, the Company has experienced very low turnover among this senior management group. The Company believes this low turnover is linked to its collegial internal culture and a long-standing effort to promote talented individuals from within the organization. The Company also believes that its growth strategy, incentive-based compensation and the high level of ownership by Company insiders provide further motivation to achieve a high level of performance. At December 31, 1997, the members of the Company's executive committee owned approximately 11.4% of the outstanding Common Stock, and the total employee ownership of outstanding Common Stock was in excess of 59%.

COMPETITIVE ENVIRONMENT

    In recent years, the real estate industry has experienced a steady recovery from the severe downturn of the early 1990's which had caused a sharp reduction in commercial and industrial property values, the withdrawal of credit, a related reduction in new development and pressure on fee income derived from servicing and maintaining all classes of property. The Company believes that the recovery now underway has provided the industry with improved prospects for growth across all of the Company's traditional service lines. Moreover, important new trends in the real estate services business--especially among corporations and institutional investors affected by consolidation within their own industries--now present the Company with new opportunities to capitalize upon the recovery in these markets.

    GROWTH IN THE MARKET FOR REAL ESTATE SERVICES. The commercial real estate services industry is large and growing. According to the U.S. Statistical Abstract for 1996, the total US commercial real estate asset base is approximately 68 billion square feet, with 33 billion square feet representing industrial, office and retail properties which serve as the target market for commercial real estate service providers. In 1996, The Outsourcing Institute estimated that this asset base produced roughly $15 billion annually in service-related revenues which, since 1993, have grown at 260% of the rate of growth for the overall economy. Despite this size and growth, the commercial real estate services industry remains a highly fragmented sector. For example, less than 20% of the market for property management services is now serviced by outside firms, and the Company believes that other market segments are also significantly under served and represent a sizeable growth opportunity.

    The ongoing recovery in the real estate industry has also stimulated a revival of activity in the more traditional development and construction business. This sector was relatively inactive in recent years, principally due to the sharp decline in property values and the overabundant supply of new product in the market. As property values have rebounded in many of the nation's principal markets, new construction starts have increased. This trend provides an opportunity for the Company to earn fees associated with new development and to participate in development projects as both an advisor and as principal.

    OUTSOURCING. Outsourcing is a rapidly growing trend in the United States. Through outsourcing, organizations seek to reduce costs, improve profitability and refocus management and other resources on core competencies. This trend has resulted in the development of well established providers offering an expanding range of outsourced services, including information processing, teleservicing and flexible staffing. Increasingly, organizations are also seeking outside providers for efficient and expert delivery of real estate management services. For example, the Company believes that the total potential revenues associated with outsourcing of infrastructure management services may be in excess of $50 billion per year. In addition to corporations and institutional investors, potential new clients include governmental entities, which now collectively own in excess of 15 billion square feet of commercial real estate in the United States.

    CONSOLIDATION. The traditionally fragmented real estate services industry is witnessing rapid consolidation in customers' selection of service providers and in alliances and combinations among providers themselves. When outsourcing real estate services, corporations and institutions have increasingly sought to consolidate the number of providers used and engage firms that can offer a full range of services across a wide geographic area. As the industry becomes more sophisticated, customers require the flexibility, multi-market perspective and technological and physical resources that large firms possess.

    As the real estate services industry has grown, it has been accompanied by downward pressure on fees and the increased use of fee structures which reflect shared risk and emphasize the achievement of performance targets. These trends benefit firms with significant scale and the ability to spread fixed costs over a larger revenue base, and have accelerated consolidation among real estate service providers.

    The Company believes that few real estate services providers can meet the demands of large corporate and institutional customers and that many companies are facing pressure to combine with others to remain competitive. In the Company's view, the competitive imperatives presented by this consolidation trend include the need to maintain comprehensive service offerings, serve an expansive geographic area and operate the business with sufficient scale to achieve significant cost efficiencies.

GROWTH STRATEGY

    The Company intends to pursue growth opportunities by capitalizing upon its existing areas of expertise, its long-standing client relationships and the broad industry trends now affecting the market. Key elements of its growth strategy are as follows:

    EXPAND CLIENT RELATIONSHIPS. Many of the Company's existing clients have substantial real estate and occupancy costs in numerous locations, and therefore represent the most immediate opportunity to increase revenues through cross-selling the services offered by the Company. The Company has made numerous successful efforts to capitalize on this opportunity, including the establishment of a national customer initiative which targets additional client engagements.

    EXPAND THE BREADTH OF SERVICE OFFERINGS. Since its reconstitution as a real estate services company in 1991, the Company has continuously sought to expand and enhance its breadth of service offerings, principally through internal measures such as the creation of new service businesses. For example, based on its long-standing position as a premier property management company, the Company was well positioned to take advantage of the trend toward outsourcing of real estate services. This led to the creation of the Company's infrastructure management services business, which provided 21.9% of the Company's total revenues in 1997, up from 9.4% in 1993.

    CO-INVESTMENT. The Company will also focus on expansion of its efforts to make selective co-investments of capital alongside corporate and institutional clients. Through this effort, the Company intends to leverage its relationships with these clients and to use its extensive knowledge of the real estate industry to create new opportunities to invest capital. The Company believes that its knowledge of local real estate markets and its experience in each of its primary service businesses provide it with an advantage in identifying and evaluating investment opportunities. The Company will seek co-investments that generate investment returns while still allowing the Company to earn fees in exchange for services provided in the development, operation and management of the project. The Company has the additional financial flexibility to pursue a controlled and highly disciplined approach to investment and co-investment.

    ACQUISITIONS AND JOINT VENTURES. In addition to pursuing internal growth, the Company is committed to a strategy of selective acquisitions of complementary businesses. For example, in August 1997 the Company acquired the business of Doppelt, which the Company considers to be one of the premier national retail tenant representation firms in the country. Through this acquisition, the Company has elevated itself to a leadership position in both the tenant representation and disposition businesses, and anticipates expanding its presence in these businesses through its recruiting activities at a local level. In addition, the Company recently acquired Tooley, a Los Angeles based real estate services company primarily engaged in office management and leasing. Management of the Company believes that the acquisition of Tooley will allow the Company to diversify from its perceived strength in the Los Angeles industrial real estate market into the office market through the acquisition of one of the leading office-focused real estate services companies in Los Angeles and Orange Counties. The Company continuously surveys the marketplace for other potential acquisitions which might further enhance the quality or the breadth of services it can offer clients.

PROPERTY MANAGEMENT SERVICES

    The Company is the largest commercial property manager in the United States and has held that position for the past nine years (based upon information contained in National Real Estate Investor's annual "Top Property Managers Survey"). The Company's property management service business currently serves approximately 500 clients and 13,700 tenants nationwide through its locally based property management teams present in 70 markets. The Company managed 215 million, 207 million, 212 million, 210 million and 204 million square feet of commercial property at the end of 1993, 1994, 1995, 1996 and 1997, respectively, and its 1997 property management revenues were $87.8 million, down from $91.0 million in 1993. This decline in revenues over the past five years has been outpaced by the increase in revenues from the Company's other primary businesses. In 1993, revenues from property management constituted 52% of the Company's total revenue, but by 1997 they represented 28% of the Company's total revenues.

    The objective of the Company's property management business is to enhance its clients' investment values by maintaining high levels of occupancy and lowering property operating costs by offering a wide range of property management services. The property management services offered by the Company consist of (i) building management services such as maintenance, landscaping, security, energy management, owner's insurance, life safety, environmental risk management and capital repairs; (ii) tenant relations services such as promotional activities, processing tenant work orders and lease administration services; (iii) interfacing with the Company's development and construction services personnel in coordinating tenant finish; and (iv) financial management services including financial reporting and analysis utilizing software systems supported by the Company's in-house design and development capability for customized requirements.

    The Company expects that most of its new property management engagements will result from property transfers and projects that the Company develops for institutional investors. To the extent that institutional investors continue to make direct investments in real estate, the Company believes that it will be in an advantageous position to win new property management engagements due to its existing relationships with large institutional investors and its ability to provide single-source solutions for their multi-market and multi-functional requirements.

    The properties managed by the Company are typically served by locally based teams of property managers and maintenance personnel supported by various corporate level service functions, including technology support and purchasing. Client accounts are typically managed at the Company's national office to assure consistency of quality and to promote greater cross-selling of the Company's services.

    The Company typically receives monthly management fees for the property management services it provides, based upon a specified percentage of the monthly gross income generated from the property under management. In certain cases, the Company's property management agreements entitle it to receive a minimum fee based on the net rentable square footage or a percentage of the expected full occupancy fee of the property. The amount of the management fee varies depending upon local market conditions, the leasing engagement, arrangements for expense reimbursements and specific services required. Incentive fees are sometimes negotiated in turnaround or other unusual circumstances. The Company also may be reimbursed for a portion of its administrative and payroll costs directly attributed to the properties under management.

    A typical property management agreement of the Company provides for an indefinite term, but permits the property owner or the Company to terminate the agreement upon thirty days prior written notice. The Company believes that these are customary termination provisions in the industry. The Company historically has been successful in retaining property management agreements, but has lost agreements in circumstances where a property has been sold and the new property owner assumes direct responsibility for managing the property or retains one of the Company's competitors to manage the property.

    As part of its strategic alliance with AMB, the Company expects (subject to the negotiation of mutually satisfactory definitive documentation regarding the alliance) to convert all of its property management contracts with AMB from industry standard contracts terminable upon 30 days notice to contracts with five year terms terminable only for cause. See "--Recent Developments."

BROKERAGE SERVICES

    The Company has historically been an active provider of commercial brokerage services, and in recent years its brokerage business has expanded significantly from an already substantial base. Over the past five years the Company's revenues from brokerage services have increased by over 93%, and in 1997 totalled $91.1 million, or 29.0% of the Company's total revenues. In 1997, the Company facilitated approximately 6,000 sales and lease transactions. As of December 31, 1997, the Company employed 335 brokers, having added approximately 100 brokerage professionals during the year. The Company employed approximately 150, 146, 195 and 235 brokers at the end of 1993, 1994, 1995 and 1996, respectively.

    The Company has historically provided project leasing services (leasing space in real estate owned by clients and managed by the Company) for the properties in its property management portfolio. In 1993 the Company began to expand its brokerage services beyond project leasing to include tenant representation (representing clients seeking to acquire real estate through lease or purchase), investment sales (representing clients buying or selling income producing real estate), listings (representing clients disposing of surplus space) and land sales (representing clients buying or selling unimproved land).

    The Company typically receives fees for brokerage services based on a percentage of the value of the lease or sale transaction. Some transactions may stipulate a fixed fee or include an incentive bonus component based on the performance of the brokerage professional or client satisfaction. Although transaction volume can be subject to economic conditions, brokerage fee structures remain relatively constant through both economic upswings and downturns.

    Project leasing revenues are derived from the turnover of tenants in the Company's property management and leasing portfolio of approximately 240 million square feet. Lease terms for these properties average four years, resulting in approximately 60 million square feet of space "rolling" each year, providing the Company a commission paid by the owner of the property for renewing the existing tenant's lease or releasing the space to a new tenant. The Company's tenant representation revenues are derived from the other side of the transaction, representing the tenants whose leases are expiring. Listing revenues generally increase in economic downswings as companies dispose of surplus space, while investment sales and land revenues generally increase in economic upswings as available capital drives the trading of income producing properties and corporate demand for additional space drives the purchase of land for new development.

    The Company regards its brokerage force as an integral part of its delivery system for the broad services the Company provides to its client base. Access to a large network of experienced brokers is often a valuable asset when seeking new property management, infrastructure management, development and construction and retail services business. The presence of its brokers in on-site project leasing offices can provide the Company with insights into its customers' non-brokerage real estate needs and early opportunities to capture the client's real estate services business. The sheer number of transactions in which its brokers are involved can also be a source of information from which the Company can seek to identify business opportunities in specific local or regional markets.

    The Company actively engages its brokerage force in the execution of its marketing strategy. Brokerage personnel often work in close concert with the Company's "city leaders," who are the professionals with overall responsibility for operations in major national markets. Through this arrangement, key personnel are kept abreast of national trends and of the full range of services provided to customers in other areas in the United States and around the world. The ongoing dialogue among these professionals serves to increase their level of expertise, and is supplemented by other more formal education such as that provided at "Trammell Crow University," which offers sales and motivational training as well as direct exposure to personnel from the Company's other lines of business. Moreover, the brokerage force is financially rewarded for cross-selling efforts which result in new engagements for the Company, such as a development project, the acquisition of a new infrastructure management account, or assistance across geographic service lines which enables the Company to acquire additional brokerage business. Brokerage personnel also earn commissions and are eligible for profit sharing programs, participations and other forms of incentive compensation. These incentives are designed to underscore the Company's belief that the brokerage business is often a key point of entry for new clients, and is thus integral to firm-wide efforts to cross-sell a full range of services.

    The Company intends to more aggressively recruit and hire (either individually or through acquisitions) additional brokerage professionals experienced primarily in the areas of investment sales and tenant representation. The Company believes that the quality brand identification of its name, the platform of a full range of services to offer clients, the ability to learn and execute additional real estate services and the Company's incentive-based compensation system create an environment conducive to attracting the most experienced and capable brokerage professionals.

INFRASTRUCTURE MANAGEMENT SERVICES

    The Company is a leading provider of infrastructure management services to major corporations in the United States and Canada. The Company has established multi-year relationships with its infrastructure management services clients, often providing dedicated personnel on-site and integrating its accounting and management information systems with those of its clients. The Company's infrastructure management revenues have grown from $16.4 million in 1993 to $68.7 million in 1997, representing 21.9% of the Company's total 1997 revenues.

    The goal of the Company's infrastructure management services business is to align the facilities and support services of its clients with their operational and strategic business objectives. Occupancy-related costs frequently represent the largest corporate expense item after compensation and benefits. The Company believes that organizations are increasingly outsourcing their infrastructure management functions to reduce costs, improve profitability, and refocus management and other resources on core competencies.

    The Company administers infrastructure management services through its wholly-owned subsidiary, Trammell Crow Corporate Services, Inc., which combines a centralized administrative, marketing and leadership organization with client-based delivery systems. The infrastructure management services offered by the Company consist of (i) strategic services, such as consulting, development, properties portfolio management, real estate asset management, management of accounting and information systems, and organizational and process strategies;
(ii) facility management (the day-to-day maintenance and repair of facilities);
(iii) facility planning and project management (such as construction, space planning, site consolidations, facilities design, moves, adds, and changes, and furniture, signage, and cabling); (iv) transaction services (such as acquisitions, dispositions, project leasing, and subleasing, where, rather than providing services on a transaction-by-transaction basis according to the industry's traditional model, the Company seeks to manage a client's entire firm-wide property acquisition and divestiture program); and (v) office services (such as security, reprographics, mail, cafeteria, shipping and receiving, and reception services, most often provided through a subcontractor).

    The Company offers the following infrastructure management service delivery options: (i) dedicated Company employees located at a client site; (ii) a team of Company employees dedicated to a client but located off the client's site at Company offices; and (iii) a flexible, nationwide network of Company personnel providing the full menu of the Company's real estate services from the Company's city offices. Most of the Company's infrastructure management engagements provide for on-site presence of Company employees, which the Company believes enhances client communication, provides focused personal service, protects the proprietary information of the client and enables the Company to monitor client satisfaction on an ongoing basis.

    The Company has developed expertise in providing infrastructure management services to clients in the financial services, healthcare, oil and gas and technology/communications industries. The growth, consolidation and regulatory changes taking place in these industries have increased the importance of infrastructure management to these corporations and have caused them to seek to improve productivity by rationalizing facilities organization and eliminating redundant assets. The Company believes that there is opportunity to grow by targeting clients within these industries. For example, within the financial services industry, the Company has grown from one client in 1993 to 14 clients as of December 31, 1997, and from 3 million square feet under management in 1993 to approximately 45 million square feet as of December 31, 1997.

    The Company also believes that it has an opportunity to achieve growth in its infrastructure management services business by developing expertise in additional industries. In an effort to expand into the higher education industry, in February 1998, the Company entered into an agreement (the "UPenn Contract") with the University of Pennsylvania ("UPenn") pursuant to which the Company will become the exclusive provider of certain infrastructure management services with respect to designated properties and grounds of UPenn that are expected to encompass at least 9.4 million square feet. The Company will provide management of operations, maintenance, utilities, facilities planning and design, small renovation work, grounds-keeping, owner representation for construction, and accounting and financial reporting services to UPenn. The Company will also provide real estate portfolio and transaction management services, such as property acquisitions and dispositions and construction management services. The UPenn Contract has a one-year term with an automatic nine-year extension subject to UPenn's receipt of a favorable tax ruling from the Internal Revenue Service. In conjunction with the extension, the Company will make a payment to UPenn of $26.0 million and, subject to certain conditions, six additional payments of $1.0 million per year beginning in June 2002.

    The Company seeks to enter into multi-year infrastructure management contracts with its clients. Most contracts are structured so the Company receives a monthly base fee and annual incentives if certain agreed-upon performance targets are satisfied. Most contracts also provide for the reimbursement of client-related personnel costs and associated overhead expenses. In many cases, these revenue sources are augmented by variable commission-based revenues from brokerage, facility planning and project management activities.

DEVELOPMENT AND CONSTRUCTION SERVICES

    Since 1991, the Company has focused its efforts in the commercial real estate development business on providing development and construction services to third party build-to-suit customers and investors in office, industrial and retail projects. While the Company has decreased its economic exposure to the cyclical nature of the real estate investment markets by shifting to a service oriented approach, it has retained the capability to implement active and sizeable development programs, primarily on behalf of its clients, but also for its own account. In 1997, revenues from the Company's development and construction business were $50.8 million (consisting of $40.1 million in service revenues, $0.5 million in income from investments in unconsolidated subsidiaries and $10.2 million in gain on disposition of real estate), representing 16.2% of the total revenues for the Company. Since 1992, the Company has developed and redeveloped approximately 42.7 million square feet of projects with aggregate project costs of approximately $2.6 billion. In 1997, the Company started approximately 12.3 million square feet of development projects with an estimated aggregate cost of $858.4 million. In 1993, 1994, 1995 and 1996, the Company started approximately 2.8 million, 5.1 million, 10.0 million and 12.4 million square feet, respectively, of development projects.

    The Company provides its clients with services that are vital in all stages of the development and construction process, including: (i) evaluating project feasibility, budgeting, scheduling and cash flow analysis; (ii) site identification, due diligence and acquisition; (iii) procurement of approvals and permits, including zoning and other entitlements; (iv) coordination of project design and engineering, (v) construction bidding and management and tenant finish coordination; (vi) project close-out and user move coordination;
(vii) general contracting; and (viii) project finance advisory services.

    The Company's development and construction services engagements are typically staffed with a local/ regional team which includes a senior company executive in the role of project general manager and one or more specialists in the areas of physical project development and construction. The Company currently employs approximately 25 senior executives with an average of 13 years experience in all aspects of sourcing development projects and providing general management and project finance advisory capabilities for those projects. The Company also employs approximately 55 other individuals with an average of more than 10 years experience who are responsible for various aspects of the development process, including the execution of physical development and construction management responsibilities. The Company intends to dedicate approximately 10 of these full-time employees to promote and oversee its development and construction services business on a national basis while continuing to leverage the expertise and contacts of the Company's local and regional development professionals. This national team will focus on enhancing the value of large scale development projects, mitigating development and construction risk in the Company's portfolio of business and accessing the capital markets to arrange for development programs/funds with institutional investors.

    The Company typically receives a fee for its development services that is based on a negotiated percentage of a project's cost. Incentive bonuses may be received for completing a project under budget and within certain critical time deadlines. The Company has also been flexible in negotiating other incentive compensation arrangements that allow the Company to participate in the investment returns on projects it develops for its clients. The Company may make a co-investment with its clients (typically no more than 5% of a project's full construction and development cost), receive its pro rata return on its investment in the project and also receive an incentive participation in the project because of the Company's role in sourcing the development project and/or executing a variety of services in the development process. The Company's investments or co-investments in real estate projects may result in an ownership interest substantially greater than the general 5% ownership guideline. To facilitate this activity and to further mitigate risk, the Company established two discretionary development and investment funds which have raised $24.0 million, of which, as of December 31, 1997, $21.8 million had been invested in projects with an aggregate construction cost of approximately $220.3 million.

    In October 1997, the Company executed a non-binding memorandum of understanding (the "Kennedy MOU") with Kennedy Associates Real Estate Counsel, Inc. ("Kennedy") regarding a development program for multi-tenant office and business park development projects (the "Kennedy Development Program"). Under the arrangement described in the Kennedy MOU, subject to certain conditions, the Company and Kennedy would enter into a series of agreements pursuant to which Kennedy would obtain a 100% ownership interest in the project and the Company would agree to develop, market and manage the project in exchange for development, marketing and management fees and development incentive fees. The Kennedy MOU contemplates that the markets in which this development program would initially focus would be suburban Philadelphia, northern Virginia, Washington, DC, Baltimore, northern New Jersey, Pittsburgh, Chicago, Milwaukee, Kansas City, Denver, Los Angeles, San Francisco, Seattle and Portland. The Company has also executed a non-binding memorandum of understanding (the "TriNet MOU") with TriNet Corporate Realty Trust, Inc. ("TriNet") regarding a development program for office, research and development and industrial pre-sale build-to-suit projects (the "TriNet Development Program"). Under the arrangement described in the TriNet MOU, subject to certain conditions, a joint venture entity owned by the Company and TriNet would enter into a land purchase agreement for the project site and a lease agreement with the tenant who would occupy the project site. The Company, TriNet and the joint venture entity would then enter into a series of definitive agreements pursuant to which the joint venture entity would take ownership of the project during construction and obtain construction financing, and the Company would receive certain fees in exchange for development services it renders in connection with the project and would receive profits on the sale of the project by the joint venture entity to TriNet.

    In February, 1998, the Company entered into a memorandum of understanding (the "AMB MOU") with AMB Property L.P. ("AMB") relating to the formation of a strategic alliance to develop and manage industrial properties in targeted distribution markets. Particular emphasis will be placed on multi-tenant freight forwarding facilities adjacent to major airports and industrial submarkets of targeted metropolitan areas such as Chicago, Seattle and Northern New Jersey. The AMB MOU contemplates that all of the Company's management contracts with AMB, covering approximately 13.8 million square feet of industrial space as of February 1998, will be converted from industry standard contracts terminable upon 30 days notice to five-year term contracts terminable only for cause.

    The market for development and construction services is cyclical and is driven by various economic conditions. The Company believes that current market conditions should increase the short and medium term demand for development services offered by the Company. The demand for commercial real estate properties in the suburban office, downtown office and industrial markets has increased over the last several years, driven mainly by the acquisition activities of buyers, including real estate investment trusts and other investors. Finally, the current values of development properties are often meeting and exceeding the replacement costs for those properties, while construction costs remain relatively stable.

    The Company's development activities generate business opportunities for the Company's other service lines which will support the Company's earnings when development and construction revenues decrease as a result of market conditions. Because the Company provides development and construction services to third parties, including clients who invest in build-to-suit projects, the Company believes that the adverse effect on its revenues when speculative development activities are curtailed in a market down cycle should be mitigated. When development activity reaches a down cycle in the future, the Company intends to use professionals from its development and construction services business to pursue opportunistic property acquisitions with its established capital partners.

RETAIL SERVICES

    The Company's retail services business focuses on providing comprehensive real estate services to major retailers and retail real estate owners. In 1996, the Company formed a subsidiary, Trammell Crow Retail Services, Inc. ("TCRS"), to consolidate the focus of the Company's retail services management group and to take better advantage of market growth opportunities. The Company believes that by providing its full array of real estate services through TCRS, it is able to better serve its national retail customers (who demand specialized property and market knowledge) and compete with other service providers whose sole focus is a retail customer base. The Company's revenues from retail services in 1997 were $5.3 million, representing 1.7% of the Company's total revenues for 1997. After giving pro forma effect to the Doppelt Acquisition (as described below) as of January 1, 1997, the Company's revenues from its retail service business in 1997 would have been $10.4 million.

    The primary services provided to the Company's retail clients include brokerage services, such as tenant representation for site acquisition and surplus space dispositions, and development services, such as predevelopment activities, project finance advisory services and construction oversight. The Company also acquires, rehabilitates and sells certain retail properties which the Company believes to be undervalued. In the future, the Company will seek to combine the expertise of its retail business leaders with that of its development services personnel to formulate programs for developing retail assets, both for the Company's account and for the account of third parties, including third parties in which the Company may own an equity interest.

    The Company delivers tenant representation services and disposition services through TCRS utilizing a network of the Company's local brokers (including those formerly employed by Doppelt & Company) and third-party providers. The Company generates commission revenue from these services which are shared with brokers in the local markets. The Company believes that the Doppelt Acquisition will enhance its ability to recruit brokerage professionals, build its local retail brokerage capabilities and capture a greater portion of these commission revenues.

    Development services are delivered through BTS, Inc., the Company's national retail build-to-suit subsidiary. BTS, Inc. specializes in predevelopment activities, including land acquisition and procurement of entitlements. For its development services to third parties, the Company typically earns a base fee plus an incentive fee that is paid out of the sale proceeds upon project completion.

    The Company intends to establish a fund to acquire freestanding retail properties and resell those properties within an anticipated hold period of no more than six months after their acquisition. The Company's goal will be to generate revenue through this activity by collecting rental income during the period that the asset is owned and by capturing a spread on the purchase and sale of the properties. The Company also intends to make selective investments in retail real estate projects for its own account. The Company believes that, by providing real estate services to its national retail customers, it has developed a proficiency in identifying retail investment opportunities and formulating and implementing retail development programs.

    In furtherance of its goal to be the leading national retail real estate company, in August 1997 the Company acquired substantially all of the assets of Doppelt pursuant to an Acquisition Agreement (the "Acquisition Agreement"). As consideration for these assets, TCRS delivered to Doppelt (i) approximately $20.7 million in cash, (ii) a subordinated promissory note of Trammell Crow Company, a Texas close corporation and predecessor to the Company (the "Predecessor Company"), payable to Doppelt in the principal amount of $6.0 million, and (iii) the right to receive up to $2.0 million of additional purchase price if future commissions collected by TCRS from any source exceed $7.0 million, subject to reduction based on the amount of certain of Doppelt's uncollected accounts receivable and certain leases executed by Doppelt as of August 22, 1997, for which a commission is not collected by TCRS prior to August 22, 1999. The Predecessor Company also paid Mr. Doppelt $2.0 million upon the execution of an employment agreement. Pursuant to the Acquisition Agreement, the Predecessor Company delivered to Doppelt a promissory note in the principal amount of $6.0 million. In November 1997, the Company issued to Doppelt & Company 342,857 shares of Common Stock (the "Doppelt Shares") in payment of the note. Doppelt has been in operation since 1981 and has specialized in supplementing or, in some cases, replacing the real estate departments of retail companies by providing tenant representation and lease disposition services to its clients.

COMPETITION

    The Company competes in several business lines within the commercial real estate industry, each of which is highly competitive on a national and a local level. Depending on the business line, the Company faces competition from other real estate services providers, consulting firms and in-house corporate real estate and infrastructure management departments. Some of the Company's principal competitors in certain of these business lines have capabilities and financial resources equal to or greater than those of the Company and a broader global presence. Many of the Company's competitors are local or regional firms which are smaller than the Company on an overall basis, but may be substantially larger than the Company on a local or regional basis. While the Company does not believe that any of its competitors are dominant in the business lines in which the Company operates, the providers of real estate services that compete with the Company on a national level include LaSalle Partners Incorporated, CB Commercial/Koll Management Services, Cushman & Wakefield, Inc. and Insignia Financial Group. The Company has faced increased competition in recent years which has, in some cases, resulted in lower service fees, or compensation arrangements more closely aligned with the Company's performance in rendering services to its clients. In recent years, there has also been a significant increase in the number of REITs which self-manage their real estate assets. Continuation of this trend could decrease the demand for services offered by the Company, and thereby increase competition. In general, the Company expects the industry to become increasingly competitive in the future. There can be no assurance that such competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

    As of December 31, 1997, the Company had approximately 3,400 employees. Employees of the Company at certain properties located in the San Francisco, California metropolitan market are currently represented by a labor union. Management believes that its ongoing labor relations are good. The collective bargaining agreement with employees with Tri-State Center I, Inc. and Tri-State Center II, Inc., both affiliates of the Company, will expire on May 31, 1998, and the collective bargaining agreement with employees of Itasca Center III, L.P. and Urban Center XI, L.P., both affiliates of the Company, will expire on May 31, 1998.

INSURANCE

    The Company has the types of insurance coverage, including comprehensive general liability and excess umbrella liability insurance, that it believes are appropriate for a company in the lines of business in which it operates. The Company's management will use its discretion in determining the amounts, coverage limits and deductibility provisions of appropriate insurance coverage on the Company's properties and operations at a reasonable cost and on suitable terms. This might result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full value of the damages suffered by the Company.

TRADEMARKS

    The trade name "Trammell Crow" is material to the Company's business. The Company has entered into a License Agreement with CFH Trade-Names, L.P. ("CFH"), an affiliate of Crow Family Partnership, L.P. ("Crow Family"), with respect to such business and trade names (the "License Agreement"). See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ENVIRONMENTAL LIABILITY

    Various federal, state and local laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In the Company's role as a property manager, it could be held liable as an operator for such costs. Such liability may be imposed without regard to the legality of the original actions and without regard to whether the Company knew of, or was responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with other parties. If the liability is joint and several, the Company could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable. Further, any failure by the Company to disclose environmental issues could subject the Company to liability to a buyer or lessee of the property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The operator of a site also may be liable under common law to third parties for damages and injuries resulting from hazardous substances or environmental contamination at a site, including liabilities relating to the presence of asbestos-containing materials. There can be no assurance that any of such liabilities to which the Company or any of its affiliates may become subject will not have a material adverse effect on the Company's business and results of operations.

    Some of the properties owned, operated, or managed by the Company are on, adjacent to or near properties that have contained in the past, or currently contain, underground and/or above-ground storage tanks used to store regulated substances such as petroleum products or other hazardous or toxic substances. Some of the properties owned, operated or managed by the Company are in the vicinity of properties which are currently, or have been, subject to releases of regulated substances and remediation activity, and the Company is currently aware of several properties owned, operated or managed by the Company which may be impacted by regulated substances which may have migrated from adjacent or nearby properties or which may be within the borders of areas suspected to be impacted by regional groundwater contamination. In addition, the Company is aware of the presence or the potential presence of regulated substances at several properties owned, operated or managed by it which may have resulted from historical or ongoing soil or groundwater activities on those properties. Based on the information available to date, the Company believes that the environmental issues described above are being or have been appropriately managed and will not have a material adverse effect on the Company.

    There can be no assurance that environmental liabilities or claims will not adversely affect the Company in the future.

GOVERNMENT REGULATION

    The Company and its brokers, salespersons and, in some instances, property managers are regulated by the states in which they do business. These regulations include licensing procedures, prescribed fiduciary responsibilities and anti-fraud prohibitions. The Company's activities are also subject to various federal and state fair advertising, trade, housing and real estate settlement laws and regulations and are affected by laws and regulations relating to real estate and real estate finance and development. In particular, a number of states and localities have imposed environmental controls and zoning restrictions on the development of real estate.

    The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The Company believes that it has the necessary permits and approvals to operate each of its properties and their respective businesses.

    Under the Americans with Disabilities Act of 1990, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that its properties in which it holds an equity interest are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants.

ITEM 2.  PROPERTIES

    The Company's executive offices are located at 2001 Ross Avenue, 3400 Trammell Crow Center, Dallas, Texas 75201 and consist of approximately 25,000 square feet of leased office space. The Company's telephone number at such address is (214) 863-3000. The Company's lease at its executive offices will expire on December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party, if decided adversely to the Company, is likely to have a material adverse effect on the Company's results of operation or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock was listed on the New York Stock Exchange ("NYSE") on November 25, 1997 under the symbol "TCW." At March 24, 1998, 33,911,416 shares were held by approximately 212 stockholders of record. The following table sets forth the high and low sales prices as reported on the NYSE Composite Transaction Tape on a quarterly basis for the periods indicated.

                                                           HIGH        LOW
                                                         ---------  ---------
1997
  Fourth Quarter.......................................  $   25.75  $   20.25

    The Board of Directors intends to retain earnings to finance its growth and for general corporate purposes and, therefore, does not anticipate paying any dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of the Company's indebtedness. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

    From 1994 through 1997, the Predecessor Company declared annual cash dividends which were paid during the first six months of each year and were based upon the Predecessor Company's earnings in the prior year. The aggregate amount of dividends paid to the Predecessor Company's shareholders during the years ended December 31, 1994, 1995 and 1996 were $1,672,000, $2,475,000 and
$2,890,000, respectively. In April 1997, the Predecessor Company paid dividends based on 1996 earnings in the aggregate amount of approximately $8,200,000. In October 1997, the Predecessor Company declared and paid dividends in an aggregate amount of approximately $6,826,000 based on earnings through September 30, 1997. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- REINCORPORATION TRANSACTIONS."

RECENT SALES OF UNREGISTERED SECURITIES

    On August 21, 1997, the Company was incorporated in Delaware and 1,000 shares of Common Stock were issued to Crow Family Partnership, L.P. ("Crow Family") for $1,000 in cash. Such shares were issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act.

    On August 22, 1997, TCRS acquired the business of Doppelt and the Company issued a convertible subordinated note to Doppelt which was converted immediately prior to the consummation of the Offering (as defined herein) into 342,857 shares of Common Stock. The note represents a portion of the consideration paid in connection with the Doppelt Acquisition. The shares of Common Stock issued to Doppelt upon conversion of the note were issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act. See "ITEM 1. BUSINESS--RETAIL SERVICES."

    Immediately prior to the closing of the Offering, in connection with the Reincorporation Merger, the Company issued to the shareholders of the Predecessor Company 25,502,964 shares of Common Stock. Such shares were issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--REINCORPORATION TRANSACTIONS."

    Immediately prior to the closing of the Offering, the Company issued to CFH 2,295,217 shares of Common Stock. The shares were issued in consideration of the execution of the License Agreement. Such shares were issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

APPLICATION OF OFFERING PROCEEDS

    As of March 27, 1998, the net proceeds to the Company from the initial public offering of shares of the Company's Common Stock completed in 1997 (the "Offering") (File No. 333-34859, declared effective November 24, 1997) of approximately $90.2 million have been used as follows: (i) approximately $31.0 million was used to repay all outstanding indebtedness under a credit facility that was terminated upon the closing of the Offering, (ii) approximately $1.6 million was paid to J. McDonald Williams in connection with the termination of the Company's consulting arrangements with Mr. Williams, (iii) approximately $8.4 million was used to repay other indebtedness of the Company, as described below and (iv) approximately $26.3 million was used for development purchases. The remaining proceeds were used for working capital. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- LIQUIDITY AND CAPITAL RESOURCES" and "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Pending the use of proceeds, the Company invested the net proceeds in investment grade short-term, interest bearing securities.

    Approximately $31.0 million of the net proceeds from the Offering were used to repay indebtedness owed by the Company under a credit facility that was terminated upon the closing of the Offering. Approximately $30.0 million of such indebtedness was incurred on August 22, 1997, bore interest at a rate of 6.625% per year and had a maturity date of February 22, 1998. Approximately $7.0 million of such indebtedness was incurred in order to refinance certain indebtedness of the Predecessor Company and approximately $22.7 million of such indebtedness was incurred in connection with the Doppelt Acquisition. An additional $1.0 million was incurred in October 1997 for working capital purposes. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

    Approximately $8.4 million of the net proceeds from the Offering were used to reduce certain indebtedness of the Company. Of the $8.4 million of indebtedness, approximately $4.4 million represented deferred compensation payables owed to former employees of the Company which accrued interest at an annual rate of 8.25% and had no stated maturity. The remaining indebtedness included approximately $2.4 million owed under various lines of credit (which accrued interest at annual rates ranging from 8.0% to 8.5% and had stated maturities extending from March 1998 to April 2000), approximately $0.9 million owed to former shareholders (which accrued interest at an annual rate of 6.1% and had stated maturities extending from January 2000 to February 2000) and approximately $0.7 million of indebtedness owed to Mr. Williams (which accrued interest at an annual rate of 10.5% and had a stated maturity of October 1,
2006). See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 have been audited by Ernst & Young LLP, independent auditors, whose report thereon appears elsewhere in this report.

    The selected financial data should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and the financial statements and notes thereto of the Company contained elsewhere in this report.

                                                                         YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                            1993       1994       1995       1996       1997
                                                          ---------  ---------  ---------  ---------  ---------
                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Property management services............................  $  90,954  $  99,609  $  92,970  $  90,179  $  87,756
Brokerage services......................................     47,299     48,652     61,960     72,095     91,053
Infrastructure management services......................     16,401     27,063     38,681     50,836     68,719
Development and construction services...................     14,377     12,792     20,382     22,732     40,054
Retail services.........................................      1,306      1,966      1,510      2,393      5,318
Income from unconsolidated subsidiaries.................        465      3,141        114        594        512
Gain on disposition of real estate......................     --          4,646      5,026      6,630     10,241
Other...................................................      3,759      3,039      6,559      9,996      9,986
                                                          ---------  ---------  ---------  ---------  ---------
Total revenues..........................................    174,561    200,908    227,202    255,455    313,639
Salaries, wages and benefits............................    106,606    115,330    130,248    137,794    161,425
Non-recurring compensation costs........................     --         --         --         --         33,085
Commissions.............................................     15,856     20,788     23,730     27,119     39,121
General and administrative..............................     35,365     35,282     40,671     41,421     55,884
Profit sharing..........................................      8,292     16,562     15,893     20,094     23,514
Other...................................................      4,255      7,284      8,526      9,087     17,997
                                                          ---------  ---------  ---------  ---------  ---------
Operating costs and expenses............................    170,374    195,246    219,068    235,515    331,026
                                                          ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes.......................      4,187      5,662      8,134     19,940    (17,387)
Income tax provision (benefit)..........................      1,854      2,636      3,793      7,826     (3,367)
                                                          ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary gain.................      2,333      3,026      4,341     12,114    (14,020)
Extraordinary gain......................................        188        782     --         --         --
                                                          ---------  ---------  ---------  ---------  ---------
Net income (loss).......................................  $   2,521  $   3,808  $   4,341  $  12,114  $ (14,020)
                                                          ---------  ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------  ---------
Pro forma loss per share (basic and diluted)(1).........                                              $    (.42)
                                                                                                      ---------
                                                                                                      ---------
OTHER DATA:
EBITDA, as adjusted(2)..................................  $  16,969  $  29,686  $  32,033  $  48,915  $  59,522
Cash provided by (used in) operating activities.........      7,556     15,907     10,648     25,148     (4,978)
Cash used in investing activities.......................     (1,974)    (2,748)      (646)    (5,019)   (21,322)
Cash provided by (used in) financing activities.........     (4,412)        93     (5,457)    (1,779)    64,542

BALANCE SHEET DATA:
Cash and cash equivalents...............................  $  22,358  $  35,610  $  40,155  $  58,505  $  96,747
Total assets............................................     55,774     99,867    114,315    194,314    326,236
Long-term debt..........................................      8,425      9,762      7,065     12,361      2,430
Notes payable on real estate held for sale..............     --         22,914     13,182     67,810     76,623
Deferred compensation...................................     14,661     21,468     25,883     20,963      8,391
Total liabilities.......................................     43,767     85,516     95,090    160,018    169,305
Minority interest.......................................         27        278      3,932      3,294     19,859
Stockholders' equity....................................     11,980     14,074     15,293     31,002    137,072

    Summarized operating data by business line for the year ended December 31, 1997 (in thousands):

                                                                                DEVELOPMENT
                                        PROPERTY                 INFRASTRUCTURE     AND
                                       MANAGEMENT    BROKERAGE    MANAGEMENT    CONSTRUCTION   RETAIL      TOTAL
                                      ------------  -----------  -------------  ------------  ---------  ---------

Service revenues....................   $   87,756    $  91,053     $  68,719     $   40,054   $   5,318  $ 292,900
Income from unconsolidated
  subsidiaries......................       --           --            --                512      --            512
Gain on disposition of real
  estate............................       --           --            --             10,241      --         10,241
Other...............................        6,678          189           193          1,678       1,248      9,986
                                      ------------  -----------  -------------  ------------  ---------  ---------
Total revenues......................       94,434       91,242        68,912         52,485       6,566    313,639
Operating costs and expenses(3).....      104,070      100,041        70,800         48,797       7,318    331,026
                                      ------------  -----------  -------------  ------------  ---------  ---------
Income (loss) before income taxes...   $   (9,636)   $  (8,799)    $  (1,888)    $    3,688   $    (752) $ (17,387)
                                      ------------  -----------  -------------  ------------  ---------  ---------
                                      ------------  -----------  -------------  ------------  ---------  ---------
EBITDA, as adjusted(2)..............   $   16,421    $  10,639     $   8,471     $   22,520   $   1,471  $  59,522

------------------------------

(1) Based on 33,583,467 pro forma weighted average shares outstanding, which includes the shares issued in connection with the Company's initial public offering and related transactions as outstanding for the full year. Prior years' earnings per share is not relevant due to the change in capital structure effected in connection with the Reincorporation Transactions in 1997.

(2) EBITDA, as adjusted, represents earnings before interest, income taxes, depreciation and amortization, royalty and consulting fees, profit sharing, the non-cash, non-recurring charge to income related to the stock options granted under the Predecessor Company's 1997 Stock Option Plan assumed by the Company in connection with the Reincorporation Transactions (the "Assumed Option Plan") and the non-recurring charge to income resulting from the settlement of claims by certain former employees arising out of a terminated stock appreciation rights plan. Management believes that EBITDA, as adjusted, can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative to: (i) net earnings (determined in accordance with generally accepted accounting principles ("GAAP")); (ii) operating cash flow (determined in accordance with GAAP); or
    (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA, as adjusted, is comparable to similarly titled items reported by other companies.

(3) Includes a non-cash, non-recurring charge to compensation expense of $33,085,000 related to options granted under the Assumed Option Plan as follows: Property Management--$13,554,000; Brokerage--$10,431,000; Infrastructure Management-- $4,095,000; Development and
    Construction--$3,815,000; and Retail--$1,190,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in Item 14(a)(1) and (2) of this Annual Report on Form 10-K.

REINCORPORATION TRANSACTIONS

    The Company is a Delaware corporation that was formed in August 1997 to become the successor to Trammell Crow Company, a Texas close corporation (the "Predecessor Company"). In connection with the Offering, the Company and TCC Merger Sub, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), entered into a series of transactions (the "Reincorporation Transactions") to convert the legal form in which the Predecessor Company's business and operations were held from a Texas close corporation to a Delaware corporation.

    As part of the Reincorporation Transactions, immediately prior to the closing of the Offering, CFH, an affiliate of Crow Family (which was then the Company's sole stockholder), entered into the License Agreement with the Company, pursuant to which CFH transferred to the Company, subject to certain quality standards, the perpetual right (the "Trade Name License") to use the name "Trammell Crow Company," and variations thereof, throughout the world. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." In exchange for the grant of the Trade Name License, the Company issued to CFH 2,295,217 shares of Common Stock. See "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS--RECENT SALES OF UNREGISTERED SECURITIES."

    Following the grant of the Trade Name License, Merger Sub was merged (the "Reincorporation Merger") with and into the Predecessor Company. As a result of the Reincorporation Merger, the Predecessor Company survived as a wholly-owned subsidiary of the Company and all of the shares of the Predecessor Company's common stock issued and outstanding immediately prior to the effective time of the Reincorporation Merger were converted into, in the aggregate, 25,502,964 shares of Common Stock. Upon completion of the Reincorporation Merger, the Company and certain of its stockholders entered into a Stockholders' Agreement. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

OVERVIEW

    Trammell Crow Company is one of the largest diversified commercial real estate service firms in the United States. As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company is organized into five principal lines of business. Property management services include serving the clients' needs with respect to all aspects of building operations, tenant relations and oversight of building improvement processes, primarily for building owners who do not occupy the properties managed by the Company. Brokerage services include advising buyers, sellers, landlords and tenants in connection with the sale and leasing of office, industrial and retail space and land. Infrastructure management entails providing comprehensive day-to-day occupancy related services, principally to large corporations which occupy commercial facilities in multiple locations. Specific infrastructure management services include administration, day-to-day maintenance and repair of client occupied facilities and strategic functions such as space planning, relocation coordination, facilities management and portfolio management. The development and construction services provided by the Company include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management and tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services. The Company's retail services business provides tenant representation, disposition, development and financial services to national and global retail customers.

    The Company has benefited from the recovery of the real estate market in the early 1990's. The Company's annual revenues increased to $313.6 million in 1997 from $227.2 million in 1995. This revenue growth was achieved during a period when the composition of the Company's revenues shifted significantly as the Company increased the role which brokerage, infrastructure management, development and construction and retail services play in its overall strategy. Rising rental and occupancy rates have largely mitigated the adverse effects that a decrease in square footage under the Company's management might otherwise have had on the Company's property management services revenues, and have had the residual effect of increasing revenues from the Company's other business lines. The steady cash flows produced by the Company's property management services business have allowed the Company to expand its presence in these complementary service businesses to meet the needs of its client base. From 1995 to 1997, revenues from property management services decreased by approximately 5.6%, and as a percentage of the Company's total revenues, they declined from 40.9% to 28.0%. Over this same period, revenues from brokerage, infrastructure management, development and construction (including gain on disposition of real estate and income from unconsolidated subsidiaries) and retail services increased from a combined 56.3% of total revenues to 68.9% of total revenues.

    The Company's revenue streams consist primarily of recurring payments made pursuant to service contracts and variable transaction-oriented payments. The Company typically receives base monthly fees from clients for services provided in its property management business. A majority of the fees generated by the Company's infrastructure management business are contractual and recurring in nature. The fees generated in the Company's brokerage and retail service businesses are typically paid in connection with the consummation of a transaction such as the purchase or sale of commercial property or the execution of a lease. The Company typically earns fees for development and construction services which are based upon a negotiated percentage of a project's cost, and the Company may receive incentive bonuses for completing a development project under budget and within certain critical time deadlines. Although the fees generated by the Company's brokerage service and development and construction service businesses are not typically recurring in nature, a majority of the aggregate revenues generated by these businesses in 1997 was earned in the performance of services relating to properties included in the Company's approximately 240 million square feet property management and leasing portfolio. In 1997, the percentage of the Company's total revenues generated by each of its property management, brokerage, infrastructure management, development and construction and retail service businesses was 28.0%, 29.0%, 21.9%, 16.2% and 1.7%, respectively.

    A majority of the Company's revenues that are not generated by its primary businesses are generated by an insurance agency subsidiary and are based upon commissions on insurance written on properties included in the Company's property management and leasing portfolio and on workmen's compensation insurance for the Company's employees. Despite a reduction in square feet under the Company's management over the last five years, these other revenues have increased significantly because of more favorable commission rates with insurance carriers. In 1997, this subsidiary generated revenues of $4.2 million.

    The Company's operating expenses in 1997 consisted of salaries, wages and benefits, commissions, general and administrative expenses, rent, depreciation and amortization expense, interest, profit sharing, royalty and consulting fees and minority interest. Excluding the non-recurring charge to compensation for certain stock options granted under the Assumed Option Plan in 1997, salaries, wages and benefits and commissions, which constitute a majority of the Company's total operating costs and expenses, tend to be relatively constant as a percentage of revenues on an annual basis.

    Since 1991 the Company has maintained a profit sharing plan for key employees (the "Profit Sharing Plan"). Each participant in the Profit Sharing Plan has an account that is adjusted annually to reflect the participant's percentage of the earnings of a profit sharing unit or a designated project, cash distributions and other matters. Distributions to participants may only be made from available cash (as defined in the Profit Sharing Plan), and any difference between the amount expended and the amount paid to the participants is recorded as deferred compensation. The Company's Board of Directors approves the amount of earnings before profit sharing which will be available to profit sharing participants. In September and October 1997, the Company made distributions of approximately $11.3 million in the aggregate in partial payment of deferred compensation balances. In connection with the Offering, the Company terminated any future profits participation under the Profit Sharing Plan and partially terminated ongoing participation in existing projects. Of the approximately $21.3 million balance that was accrued as deferred compensation under the Profit Sharing Plan as of the time of the Offering, approximately $4.4 million was paid in January 1998 to retired Profit Sharing Plan participants from the proceeds of the Offering, and the remaining $16.9 million will be paid, without interest, in roughly equal quarterly installments in 1998 and 1999. Profit sharing expense attributable to projects, to the extent profit participation in projects was not terminated prior to the closing of the Offering, will continue to accrue until the projects are sold by the Company. Management believes that the termination of any future profits participation under the Profit Sharing Plan should have a positive effect on the Company's net income. Payment of deferred compensation balances during 1998 and 1999 should decrease the Company's net cash flow.

    Prior to consummation of the Reincorporation Transactions, two significant stockholders of the Company received royalty and consulting fees under certain agreements totalling approximately 12% of earnings before profit sharing. Expense under these arrangements aggregated $6.2 million, $4.0 million and $2.4 million in 1997, 1996 and 1995, respectively. The royalty agreement and consulting arrangements were terminated in connection with the Offering. In January 1998, the Company paid approximately $1.6 million to J. McDonald Williams as a result of the termination of the consulting arrangements. Management expects that the termination of the royalty agreement and consulting arrangements should have a positive effect on the Company's net income. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

    Over the last three years, an average of 32.6% of the Company's income before income taxes (adjusted in 1997 to add back the non-cash charge related to the options granted under the Assumed Option Plan and the expense related to the settlement of claims by certain former employees arising out of the termination of a Stock Appreciation Rights Plan) has been generated in the fourth quarter, due primarily to a calendar year-end focus by the commercial real estate industry on the completion of transactions. In addition, an increasing percentage of the Company's property management and infrastructure management contracts provide for bonus payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. In contrast, the Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. See "--QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY."

    While the Company has primarily used internally generated funds to achieve growth, it intends to continue to pursue an aggressive growth strategy by expanding client relationships, expanding the breadth of its service offerings, making selective co-investments with its clients and pursuing selective strategic acquisitions. The Company believes that its ability to pursue acquisitions will be greatly enhanced by its ability to use external sources of capital, including the public capital markets and the commercial banking industry, to finance such acquisitions.

RESULTS OF OPERATIONS

    The following table sets forth items from the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997, as a percent of revenue for the periods indicated.

                                                                                YEAR ENDED DECEMBER 31
                                                                         -------------------------------------
                                                                            1995         1996         1997
                                                                         -----------  -----------  -----------
REVENUES:
Property management services...........................................       40.9%        35.3%        28.0%
Brokerage services.....................................................       27.3%        28.2%        29.0%
Infrastructure management services.....................................       17.0%        19.9%        21.9%
Development and construction services..................................        9.0%         8.9%        12.8%
Retail services........................................................        0.7%         0.9%         1.7%
Income from unconsolidated subsidiaries................................        0.1%         0.2%         0.2%
Gain on sale of real estate............................................        2.2%         2.6%         3.3%
Other..................................................................        2.8%         4.0%         3.1%
                                                                             -----        -----    -----------
  Total revenues.......................................................      100.0%       100.0%       100.0%
Salaries, wages & benefits.............................................       57.3%        53.9%        62.0%
Commissions............................................................       10.4%        10.6%        12.5%
General and administrative.............................................       17.9%        16.2%        17.8%
Profit sharing.........................................................        7.0%         7.9%         7.5%
Other..................................................................        3.8%         3.6%         5.7%
                                                                             -----        -----    -----------
  Total operating costs and expenses...................................       96.4%        92.2%       105.5%
                                                                             -----        -----    -----------
Income (loss) before income taxes......................................        3.6%         7.8%       (5.5)%
Income tax expense (benefit)...........................................        1.7%         3.1%       (1.1)%
                                                                             -----        -----    -----------
Net income (loss)......................................................        1.9%         4.7%       (4.4)%
                                                                             -----        -----    -----------
                                                                             -----        -----    -----------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    CONSOLIDATED RESULTS

    TOTAL REVENUE. The Company's total revenues grew $58.1 million, or 22.7%, to $313.6 million in 1997 from $255.5 million in 1996.

    Property management services revenue, which represented 28.0% of the Company's total revenue in 1997, decreased $2.4 million, or 2.7%, to $87.8 million in 1997 from $90.2 million in 1996. This decrease was primarily due to an overall decrease in the number of square feet under management, and a relative increase in the number of square feet under management constituted by industrial properties, which typically generate lower property management revenues per square foot than office, retail and other commercial property types.

    Brokerage services revenue, which represented 29.0% of the Company's 1997 total revenue, increased $19.0 million, or 26.4%, to $91.1 million in 1997 from $72.1 million in 1996. The revenue growth resulted from the increase in tenant representation fees and in investment sales revenue resulting from implementation of the Company's strategy to aggressively pursue these business lines. The Company added approximately 100 brokers in 1997 to support this growth.

    Infrastructure management services revenues, which represented 21.9% of the Company's 1997 total revenues, increased $17.9 million, or 35.2%, to $68.7 million in 1997 from $50.8 million in 1996. The revenue growth resulted primarily from the addition of new customers. Additionally, the Company was able to expand project management and facility management services provided to existing customers.

    On a combined basis, development and construction service fees, gain on disposition of real estate and income from unconsolidated subsidiaries totalled $50.8 million in 1997, which represented 16.2% of the Company's 1997 total revenue. These combined revenues increased $20.8 million, or 69.3%, from $30.0 million in 1996. This revenue growth was primarily due to a $7.4 million increase in development fees from $9.3 million in 1996 to $16.7 million in 1997 and an increase in construction management services fees of $2.5 million to $11.0 million in 1997 from $8.5 million in 1996. Additionally, gain on sale of real estate increased $3.6 million, or 54.5%, from $6.6 million in 1996 to $10.2 million in 1997.

    Retail services revenue, which represented 1.7% of the Company's 1997 total revenue, increased $2.9 million, or 121%, to $5.3 million in 1997 from $2.4 million in 1996, primarily as a result of the acquisition of Doppelt in August 1997.

    OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased by $95.5 million, or 40.6%, to $331.0 million in 1997 from $235.5 million in 1996. The increase in operating costs is primarily due to the non-recurring charges as a result of the completion of the Offering in December 1997. The 41.2% increase in salaries and benefits is primarily due to the $33.1 million non-cash charge related to the options granted under the Assumed Option Plan. The remaining increase in salaries is due to the increased staffing required for the infrastructure management services business. The increase in commissions is due to the growth in the Company's brokerage services and retail services businesses. Approximately $4.4 million of the increase in general and administrative expense relates to the non-recurring charge to income resulting from the settlement of claims by certain former employees arising out of a terminated Stock Appreciation Rights Plan. The remaining increase in general and administrative expenses represents approximately $2.3 million in operating expenses relating to rental properties which were not operational in 1996 and the increased expenditures associated with the Company's technological support systems. The Company's profit sharing expense increased by $3.4 million, or 16.9%, to $23.5 million in 1997 from $20.1 million in 1996 due to the increase in earnings available for profit sharing. Other operating costs increased due to $3.1 million of interest expense on real estate held for sale that became operational in 1997, the $1.6 million accrued in connection with the termination of the consulting agreement with Mr. Williams and increased amortization as a result of the Doppelt acquisition.

    In 1998, the Company anticipates that the decrease in operating expenses attributable to the termination of future profits participation under the Profit Sharing Plan and royalty and consulting agreements will be partially offset by an increase in compensation expense due to the impact of the new compensation structure adopted in connection with the Offering.

    INCOME (LOSS) BEFORE INCOME TAXES. The Company's income before income taxes decreased $37.3 million, to a loss of $17.4 million in 1997 from a profit of $19.9 million in 1996.

    NET INCOME (LOSS). Net income decreased $26.1 million, to a loss of $14.0 million in 1997 from a profit of $12.1 million in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    CONSOLIDATED RESULTS

    TOTAL REVENUE. The Company's total revenue grew $28.3 million, or 12.4%, to $255.5 million in 1996 from $227.2 million in 1995.

    Property management services revenue, which represented 35.3% of the Company's total revenue in 1996, decreased $2.8 million, or 3.0%, to $90.2 million in 1996 from $93.0 million in 1995. This decrease was primarily due to the net reduction in square footage of property management assignments and a relative increase in the number of square feet under management constituted by industrial properties, which typically generate lower property management revenues per square foot than office, retail and other commercial property types. Recognizing a trend toward a consolidation of service providers utilized by large institutional owners and investors, the Company implemented a national marketing program focused on its large customers. The implementation of this strategic initiative increased square footage under management for these customers by 11.3 million square feet, or 12.9%, to 99.1 million square feet in 1996 from 87.8 million square feet in 1995.

    Brokerage services revenue, which represented 28.2% of 1996 total revenues, increased $10.1 million, or 16.4%, to $72.1 million in 1996 from $62.0 million in 1995. This revenue growth resulted primarily from an increase in tenant representation fees of $3.6 million, or 29.0%, to $16.0 million in 1996 from $12.4 million in 1995 and the increase in investment sales revenue of $4.0 million, or 56.5%, to $11.1 million in 1996 from $7.1 million in 1995. The Company believes that this revenue growth is attributable to the continuation of a strategic initiative to expand its marketing services beyond project leasing to include tenant representation, investment sales and land sales. This strategy resulted in an increase in the aggregate number of brokers by 40, or 20.5%, to 235 in 1996 from 195 in 1995.

    Infrastructure management services revenue, which represented 19.9% of the Company's total revenues in 1996 increased $12.1 million, or 31.4%, to $50.8 million in 1996 from $38.7 million in 1995. The revenue growth resulted primarily from the addition of new customers and the expansion of services provided to existing customers. In addition, in September 1996, the Company acquired the remaining outstanding stock of Primaris Corporate Services, Ltd., a Canadian provider of infrastructure management services. This acquisition, accounted for under the purchase method, increased revenues by approximately $0.9 million in 1996.

    Development and construction revenues include development and construction service fees, gain on disposition of real estate and income from unconsolidated subsidiaries. Development and construction revenue, which represented 11.7% of 1996 total revenue, increased $4.5 million or 17.4%, to $30.0 million in 1996 from $25.5 million in 1995. The revenue growth was primarily due to increases in gross profit on general contracting services of $1.0 million, or 34.8%, to $3.9 million in 1996 from $2.9 million in 1995, a decrease in development fees of $0.5 million, or 5.8%, to $8.5 million in 1996 from $9.0 million in 1995 and an increase in gain on sale of real estate of $1.6 million, or 31.9%, to $6.6 million in 1996 from $5.0 million in 1995. Income from unconsolidated subsidiaries increased $0.5 million or 421%, to $0.6 million in 1996 from $0.1 million in 1995. In general, these service revenues are affected by the timing of development transactions.

    OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased by $16.4 million, or 7.5%, to $235.5 million in 1996 from $219.1 million in 1995. The increase in operating costs and expenses is primarily due to increased salaries, wages and benefits (associated with the increased staffing required for the infrastructure management service business) and increased commissions (associated with increased brokerage services revenues). The Company's profit sharing increased by $4.2 million, or 26.4%, to $20.1 million in 1996 from $15.9 million in 1995 due to the increase in profitability. As a percentage of total revenue, operating costs and expenses declined to 92.2% in 1996 from 96.4% in 1995, primarily as a result of the Company's ability to spread its fixed costs over a greater revenue base.

    INCOME BEFORE INCOME TAXES. The Company's income before income taxes increased $11.8 million, or 145.1%, to $19.9 million in 1996 from $8.1 million in 1995 due to the factors described above.

    NET INCOME. Net income increased $7.8 million, or 179.1%, to $12.1 million in 1996 from $4.3 million in 1995. As a percent of total revenue, net income increased to 4.7% in 1996 from 1.9% in 1995.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

    The following table presents unaudited quarterly results of operations data for the Company for each of the four quarters of 1997, 1996 and 1995. This quarterly information is unaudited but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period. Revenues and income before income taxes during the fourth fiscal quarter historically have been somewhat greater than in the first three fiscal quarters, primarily because the Company's clients have a demonstrated tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts and other factors may also cause quarterly fluctuations in the Company's results of operations. The fourth quarter of 1997 includes a non-cash, non-recurring charge to income of $33.1 million related to options granted under the Assumed Option Plan and a $4.4 million non-recurring charge to income resulting from the settlement of claims by certain former employees arising out of a terminated Stock Appreciation Rights Plan.

                                                                       THREE MONTHS ENDED
                                                       --------------------------------------------------
                                                        MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                       -----------  ---------  ------------  ------------
                                                                         (IN THOUSANDS)
1997:
Revenues.............................................   $  62,098   $  69,344   $   81,797    $  100,400
Income (loss) before income taxes....................       2,624       4,402        7,575       (31,988)
Net income (loss)....................................   $   1,601   $   2,685   $    4,568    $  (22,874)
1996:
Revenues.............................................   $  56,397   $  54,299   $   65,515    $   79,244
Income before income taxes...........................       3,025       3,507        5,934         7,474
Net income...........................................   $   1,876   $   2,093   $    3,673    $    4,472
1995:
Revenues.............................................   $  47,415   $  53,692   $   54,530    $   71,565
Income before income taxes...........................         663       2,693        2,028         2,750
Net income...........................................   $     420   $   1,371   $    1,082    $    1,468

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources requirements include expenditures for real estate held for sale and payments on notes payable associated with its development and construction activities; the funding of working capital needs, primarily accounts receivable from its clients and affiliates; and the funding of capital investments. Historically, the Company has financed its operations, investments and acquisitions with internally generated funds, and additional liquidity has been available to the Company through deferred compensation arrangements under its Profit Sharing Plan. The Company terminated future profits participation under the Profit Sharing Plan in connection with the Offering, and the Company expects that its cash flow from operations in future periods will be greater as a result of this change. In addition, the Company has historically financed its development and construction services activities with construction loans secured by underlying real estate.

    Net cash flow used in operating activities totaled $5.0 million for the year ended December 31, 1997, compared to net cash provided by operating activities of $25.1 million in 1996. The primary reasons for this change are a decrease in debt proceeds for real estate held for sale as the Company used internal sources for funding these transactions. In addition, the Company made mid-year royalty, consulting and profit sharing cash distributions for 1997 activity which are typically paid during the first quarter of the following year. The Company also paid more federal taxes during the year due to a higher net income (before the effect of the non-cash charge related to the options granted under the Assumed Option Plan). Net cash flows provided by operating activities totaled $25.1 million and $10.6 million for the years ended December 31, 1996 and 1995, respectively. The changes in these cash flows for these periods can be attributed primarily to increases in net income, fluctuations in the net proceeds from real estate development and construction and variations in accounts receivable, accounts payable and accrued expenses.

    Net cash flow used in investing activities totaled $21.3 million for the year ended December 31, 1997 compared to $5.0 million for the same period in 1996. This change is primarily attributable to the acquisition of Doppelt in August 1997, investments in unconsolidated subsidiaries and distributions to minority interest. These decreases were offset by distributions from unconsolidated subsidiaries and contributions from minority interest. Net cash flows used in investing activities totaled $5.0 million and $0.6 million for the years ended December 31, 1996 and 1995, respectively. The changes in these cash flows for these periods can be attributed primarily to an increase in technology related fixed asset expenditures and decrease in contributions from minority interest.

    Net cash flow provided by financing activities totaled $64.5 million for the year ended December 31, 1997 compared to the net cash flow used in financing activities of $1.8 million for the same period in 1996. The reasons for this change are due to an increase of debt proceeds, the repayment of stock loans and the net Offering proceeds received of $90.2 million. These increases were offset by increased debt repayments and dividends paid during the year. Net cash flows used in financing activities totaled $1.8 million and $5.5 million for the years ended December 31, 1996 and 1995, respectively. The changes in these cash flows for these periods can be attributed primarily to an increase in debt proceeds offset by repurchasing common stock into treasury.

    In August 1996, the Company offered stock to certain employees and directors in a private offering. In connection with the private offering, the Company utilized a credit facility in the amount of $7.75 million from First Tennessee Bank, N.A. A portion of the funds borrowed under this credit facility were used to finance the repurchase of common stock and the remainder was loaned to certain stockholders to allow such stockholders to pay certain tax liabilities. This credit facility was a fully amortizing 5-year obligation which bore interest at the base rate as announced by First Tennessee Bank, NA from time to time plus 0.5% per annum. All amounts outstanding under this credit facility were repaid at August 22, 1997.

    On August 22, 1997, the Predecessor Company established a $35 million credit facility with Bankers Trust Company and certain other lenders (the "BT Credit Facility"). Under the terms of the BT Credit Facility, the Company was able to obtain loans which were Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bore interest at a base rate (which was the higher of the prime rate announced from time to time by Bankers Trust Company or an average federal funds rate plus .5%) plus a margin which ranged from 0.0% to 0.75% depending upon the Predecessor Company's leverage ratio at the date the margin was determined. Eurodollar Rate Loans bore interest at an adjusted Eurodollar rate plus a margin which ranged from 0.625% to 1.75% depending upon the Predecessor Company's leverage ratio at the date the margin was determined. During 1997, the Company borrowed $31.0 million under the BT Credit Facility. Approximately $7.0 million of this amount was used to refinance the debt incurred with First Tennessee in connection with the private placement in 1996, approximately $22.7 million was used to make certain cash payments in connection with the Doppelt Acquisition and approximately $1.0 million was used for working capital purposes. The Company used approximately $31.0 million of the net proceeds from the Offering to repay all amounts outstanding under the BT Credit Facility.

    On December 1, 1997, the Company obtained a $150 million master line of credit from NationsBank of Texas, N.A., a national banking association (the "NationsBank Facility"). The Company expects to borrow under the NationsBank Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital. The NationsBank Facility contains various covenants such as the maintenance of minimum equity and liquidity and covenants relating to certain key financial data. The NationsBank facility also includes limitations on payment of cash dividends or other distributions of assets and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the NationsBank Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the NationsBank Facility to an amount less than the $150 million commitment. As of December 31, 1997, the Company had not borrowed against the credit facility and the amount available thereunder was approximately $92.5 million. As of March 27, 1998, the Company had borrowed $33.0 million under the NationsBank Facility, including $10.0 million to fund its co-investment activities and $23.0 million for the acquisition of Tooley. The shares of certain wholly-owned subsidiaries having 5% or more of the consolidated assets, revenues or earnings of the Company, and subsidiaries which are engaged primarily in the business of real estate development and ownership, whose assets are not subject to any financing, having more than 5% of the consolidated assets, revenues or earnings of the Company, are pledged as security for this credit facility.

    The Company intends to retain earnings to finance its growth and, therefore, does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the NationsBank Facility will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of its implementation of its growth strategy. The Company regularly monitors capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

IMPACT OF YEAR 2000

    The Company has begun to assess the impact of the Year 2000 issue on its operations, including the processing of its own transactions and the processing of transactions for customers under both property management contracts and infrastructure management services contracts.

    Based on preliminary assessments, commenced in 1997, of the systems and software used to process its own transactions, the Company believes that such systems and software are Year 2000 compliant, or can be modified or replaced on a timely basis to be compliant, without material cost to the Company. The Company has recently begun assessments of the systems and software used to process certain of its customers' transactions. Until the Company completes a thorough assessment of its systems and software (including systems and software used to process its customers' transactions), the Company cannot estimate the costs and time period that will be required for any indicated modifications or replacements of such systems and software. The Company expects to finish such assessment, design an action plan (which will include specific remediation steps and timetables, expected costs, and identification of the resources required for implementation) and begin implementation of such action plan during 1998.

    The Company also recognizes that Year 2000 issues could have an extensive impact on the physical operation of buildings managed by the Company, such as operation of elevators and energy management and security access systems. Included in the Company's plans for addressing Year 2000 issues is a program to assist the Company's customers with the identification and remediation of Year 2000 issues associated with critical systems at the customers' properties.

    In addition, the Company has begun discussions with its vendors regarding the need to be Year 2000 compliant. Although the Company has no reason to believe that its vendors are not Year 2000 compliant (or will not be compliant on a timely basis), the Company is unable to determine at this time the effect that non-compliance by vendors would have on the Company's operations.

EFFECTS OF INFLATION

    The Company does not believe that inflation has had a significant impact on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

    Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation statements containing the words "believes" "anticipates," "expects" and words of similar import, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, (i) the fact that a significant portion of the Company's historic revenues have been derived from significant business activities with certain entities which are affiliated with Crow Family, (ii) the conduct of investment or development activities by affiliates of Crow Family that are directly competitive with the Company's activities, (iii) confusion that may be created in the market place between the Company and affiliates of Crow Family, (iv) the control over the affairs and policies of the Company that could be exercised by the Company's directors, officers, employees and affiliates due to their significant stock ownership, (v) the Company's ability to continue to pursue an aggressive growth strategy (including through acquisitions), (vi) the ability of the Company to manage fluctuations in the Company's net earnings and cash flow which could result from the Company's increased participation as a principal in real estate investments,
(vii) the Company's ability to compete in highly competitive national and local business lines and (viii) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the List of Financial Statements and Financial Statement Schedule on page F-2 for a listing of the Company's financial statements and notes thereto and for the financial statement schedule contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the headings "ELECTION OF DIRECTORS," "DIRECTORS," "EXECUTIVE OFFICERS" and "COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the heading "Executive Compensation" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the headings "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the headings "ELECTION OF DIRECTORS," "EXECUTIVE COMPENSATION" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The financial statements filed as part of this Report at Item 8 are listed in the List of Financial Statements and Financial Statement Schedule on page F-2 of this Report.

  (a)(2) The financial statement schedule filed as part of this Report at Item 8 is listed in the List of Financial Statements and Financial Statement Schedule on page F-2 of this Report.

  (a)(3) The following documents are filed or incorporated by reference as exhibits to this Report:

   2.1*    Agreement and Plan of Merger dated August 22, 1997, among the
           Company, the Predecessor Company, TCC Merger Sub, Inc. and certain other parties thereto

   2.2* First Amendment to Agreement and Plan of Merger dated as of November 22, 1997

   3.1*    Certificate of Incorporation of the Company

   3.2*    Bylaws of the Company

   4.1*    Form of certificate for shares of Common Stock of the Company

  10.1*    Credit Agreement dated August 18, 1997, among the Company, Bankers
           Trust Company and the lenders listed therein

  10.2*    Form of License Agreement among the Company and CFH

  10.3*    Form of Indemnification Agreement, with schedule of signatures

  10.4*    Predecessor Company's 1997 Stock Option Plan

  10.5*    Company's Long-Term Incentive Plan

  10.6*    Company's 1995 Profit Sharing Plan

  10.7*    Acquisition Agreement dated August 15, 1997, among the Company,
           TCRS, Doppelt and Jeffrey J. Doppelt

  10.8*    Subordinated Promissory Note dated August 22, 1997, between the
           Company and Doppelt

  10.9*    Stockholders' Agreement dated August 22, 1997, among TCRS, the
           Company, Doppelt and Jeffrey J. Doppelt

  10.10*   Form of Stockholders' Agreement among the Company, Crow Family
           Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto

  10.11 Stock Purchase Agreement dated as of March 16, 1998 by and among the Company, BCB Holdings, LLC, Tooley & Company, Inc., William L.
           Tooley and Craig Ruth

  21.1*    Subsidiaries of the Company

  24.1     Power of Attorney for J. McDonald Williams

  24.2     Power of Attorney for William F. Concannon

  24.3     Power of Attorney for James D. Carreker

  24.4     Power of Attorney for James R. Erwin

  24.5     Power of Attorney for Jeffrey M. Heller

  24.6     Power of Attorney for Rowland T. Moriarity

  24.7     Power of Attorney for Robert E. Sulentic

  27.1     Financial Data Schedule

------------------------

* Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

    (b) Reports on Form 8-K

    During the last quarter of the Company's fiscal year ended December 31, 1997, no reports on Form 8-K were filed with the Securities and Exchange Commission by the Company.

    (c) The exhibits required by Item 601 of Regulation S-K are filed as part of this Report.

    (d) The required financial statements and financial schedule are filed as part of this Report.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRAMMELL CROW COMPANY

                                By:             /s/ GEORGE L. LIPPE
                                     -----------------------------------------
                                                  George L. Lippe
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 31, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
       GEORGE L. LIPPE            Executive Officer
------------------------------    (Principal Executive        March 31, 1998
       George L. Lippe            Officer); Director

                                Executive Vice President
        ASUKA NAKAHARA            and Chief Financial
------------------------------    Officer (Principal          March 31, 1998
        Asuka Nakahara            Financial Officer)

      WILLIAM P. LEISER         Executive Vice President
------------------------------    and Treasurer (Principal    March 31, 1998
      William P. Leiser           Accounting Officer)

    J. MCDONALD WILLIAMS*
------------------------------  Chairman of the Board and     March 31, 1998
     J. McDonald Williams         Director

        HARLAN R. CROW
------------------------------  Director                      March 31, 1998
        Harlan R. Crow

    WILLIAM F. CONCANNON*
------------------------------  Director                      March 31, 1998
     William F. Concannon

      JAMES D. CARREKER*
------------------------------  Director                      March 31, 1998
      James D. Carreker

       JAMES R. ERWIN*
------------------------------  Director                      March 31, 1998
        James R. Erwin

      JEFFREY M. HELLER*
------------------------------  Director                    March 31, 1998
      Jeffrey M. Heller

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    ROWLAND T. MORIARITY*
------------------------------  Director                      March 31, 1998
     Rowland T. Moriarity

     ROBERT E. SULENTIC*
------------------------------  Director                      March 31, 1998
      Robert E. Sulentic

    Asuka Nakahara, by signing his name hereto, does hereby sign this Annual Report Form 10-K on behalf of each of the above-named directors of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and contemporaneously filed herewith with the Commission.

        ASUKA NAKAHARA
------------------------------
       *Asuka Nakahara                                        March 31, 1998
       ATTORNEY-IN-FACT

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1997
                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                                 DALLAS, TEXAS

                        FORM 10-K--ITEM 14(a)(1) AND (2)
                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    The following consolidated financial statements of Trammell Crow Company and Subsidiaries, for the year ended December 31, 1997, are included in Item 8:

Report of Independent Auditors.......................................................        F-3

Consolidated Balance Sheets as of December 31, 1997 and 1996.........................        F-4

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and
  1995...............................................................................        F-5

Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
  1997, 1996 and 1995................................................................        F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
  1995...............................................................................        F-7

Notes to Consolidated Financial Statements...........................................        F-8

    The following consolidated financial statement schedule of Trammell Crow Company and
Subsidiaries is included in Item 14(d):

Schedule III--Real Estate Investments and Accumulated Depreciation...................       F-22

Notes to Schedule III--Real Estate Investments and Accumulated Depreciation..........       F-23

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Trammell Crow Company

    We have audited the accompanying consolidated balance sheets of Trammell Crow Company (a Delaware corporation; formerly a Texas close corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trammell Crow Company and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
March 4, 1998

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31
                                                                                          --------------------
                                        ASSETS                                              1997       1996
                                                                                          ---------  ---------
                                                                                             (IN THOUSANDS,
                                                                                          EXCEPT SHARE AND PER
                                                                                              SHARE DATA)
Current assets
  Cash and cash equivalents.............................................................  $  96,747  $  58,505
  Accounts receivable, net of allowance for doubtful accounts of $955 in 1997 and $947
    in 1996.............................................................................     40,602     32,980
  Receivables from affiliates...........................................................        926      2,275
  Notes and other receivables...........................................................      4,007      4,936
  Income taxes recoverable..............................................................      4,939     --
  Deferred income taxes.................................................................      3,870         88
  Real estate held for sale.............................................................     98,567     71,122
  Other current assets..................................................................      9,220      2,932
                                                                                          ---------  ---------
    Total current assets................................................................    258,878    172,838
Furniture and equipment, net............................................................      6,309      6,323
Deferred income taxes...................................................................     14,397      7,796
Investments in unconsolidated subsidiaries..............................................     11,244      3,831
Goodwill, net...........................................................................     27,111     --
Other assets............................................................................      8,297      3,526
                                                                                          ---------  ---------
                                                                                          $ 326,236  $ 194,314
                                                                                          ---------  ---------
                                                                                          ---------  ---------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable......................................................................  $  18,523  $  12,426
  Accrued expenses......................................................................     56,270     36,128
  Payables to affiliates................................................................      4,466      5,649
  Income taxes payable..................................................................     --          3,253
  Current portion of long-term debt.....................................................        875      3,409
  Notes payable on real estate held for sale............................................     76,623     67,810
  Other current liabilities.............................................................      2,185      1,023
                                                                                          ---------  ---------
    Total current liabilities...........................................................    158,942    129,698
Long-term debt, less current portion....................................................      1,555      8,952
Deferred compensation...................................................................      8,391     20,963
Other liabilities.......................................................................        417        405
                                                                                          ---------  ---------
    Total liabilities...................................................................    169,305    160,018
Minority interest.......................................................................     19,859      3,294
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or
    outstanding.........................................................................     --         --
  Common stock; $0.01 par value; 100,000,000 shares authorized; 33,892,038 shares issued
    and outstanding in 1997.............................................................        339     --
  Paid-in capital.......................................................................    150,647     24,084
  Retained earnings (deficit)...........................................................    (12,734)    16,312
  Less: Stockholder loans...............................................................     (1,180)    (9,394)
                                                                                          ---------  ---------
Total stockholders' equity..............................................................    137,072     31,002
                                                                                          ---------  ---------
                                                                                          $ 326,236  $ 194,314
                                                                                          ---------  ---------
                                                                                          ---------  ---------

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEARS ENDED DECEMBER 31
                                                                            -------------------------------------
                                                                                1997          1996        1995
                                                                            -------------  ----------  ----------
                                                                               (IN THOUSANDS, EXCEPT SHARE AND
                                                                                       PER SHARE DATA)
REVENUES
  Property management services............................................  $      87,756  $   90,179  $   92,970
  Brokerage services......................................................         91,053      72,095      61,960
  Infrastructure management services......................................         68,719      50,836      38,681
  Development and construction services...................................         40,054      22,732      20,382
  Retail services.........................................................          5,318       2,393       1,510
                                                                            -------------  ----------  ----------
                                                                                  292,900     238,235     215,503
  Income from investments in unconsolidated subsidiaries..................            512         594         114
  Gain on disposition of real estate......................................         10,241       6,630       5,026
  Other income............................................................          9,986       9,996       6,559
                                                                            -------------  ----------  ----------
                                                                                  313,639     255,455     227,202

COSTS AND EXPENSES
  Salaries, wages, and benefits...........................................        161,425     137,794     130,248
  Non-recurring compensation costs........................................         33,085      --          --
  Commissions.............................................................         39,121      27,119      23,730
  General and administrative..............................................         55,884      41,421      40,671
  Profit sharing..........................................................         23,514      20,094      15,893
  Depreciation............................................................          3,514       3,196       3,841
  Amortization............................................................            714      --          --
  Interest................................................................          5,515       1,726       1,722
  Royalty and consulting fees.............................................          6,212       3,959       2,443
  Minority interest.......................................................          2,042         206         520
                                                                            -------------  ----------  ----------
                                                                                  331,026     235,515     219,068
                                                                            -------------  ----------  ----------
Income (loss) before income taxes.........................................        (17,387)     19,940       8,134
Income tax expense (benefit)..............................................         (3,367)      7,826       3,793
                                                                            -------------  ----------  ----------
Net income (loss).........................................................  $     (14,020) $   12,114  $    4,341
                                                                            -------------  ----------  ----------
                                                                            -------------  ----------  ----------
Pro forma loss per share (basic and diluted)..............................  $        (.42)          *           *
                                                                            -------------  ----------  ----------
                                                                            -------------  ----------  ----------
Pro forma weighted average common shares outstanding......................     33,583,467
                                                                            -------------
                                                                            -------------

------------------------

* Information is not relevant due to change in capital structure.

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 COMMON SHARES         COMMON      COMMON               RETAINED
                              --------------------     STOCK      STOCK PAR   PAID-IN   EARNINGS  TREASURY   STOCKHOLDER
                                ISSUED    TREASURY   SUBSCRIBED   VALUE (1)   CAPITAL   (DEFICIT)  STOCK        LOANS       TOTAL
                              ----------  --------   ----------   ---------   --------  --------  --------   -----------   --------
Balance at January 1,
  1995......................       9,350      675      $ 361        $--       $  9,293  $ 5,333   $  (914)     $--         $ 14,073
  Net income................      --        --         --           --           --       4,341     --          --            4,341
  Dividends.................      --        --         --           --           --      (2,475 )   --          --           (2,475)
  Sale of common stock
    previously subscribed...         390    --          (361)       --             361    --        --          --            --
  Purchase of common
    stock...................      --          774      --           --           --       --       (1,337)      --           (1,337)
  Sale of common stock......      --         (400)     --           --           --       --          691       --              691
                              ----------  --------     -----      ---------   --------  --------  --------   -----------   --------
Balance at December 31,
  1995......................       9,740    1,049      --           --           9,654    7,199    (1,560)      --           15,293
  Net income................      --        --         --           --           --      12,114     --          --           12,114
  Dividends.................      --        --         --           --           --      (2,890 )   --          --           (2,890)
  Purchase of common
    stock...................      --        2,481      --           --           --       --       (3,943)      --           (3,943)
  Sale of common stock......       9,634   (3,530)     --           --          14,430     (111 )   5,503       (9,394)      10,428
                              ----------  --------     -----      ---------   --------  --------  --------   -----------   --------
Balance at December 31,
  1996......................      19,374    --         --           --          24,084   16,312     --          (9,394)      31,002
  Net loss..................      --        --         --           --           --     (14,020 )   --          --          (14,020)
  Dividends.................      --        --         --           --           --     (15,026 )   --          --          (15,026)
  Purchase of stock.........      --          963      --           --           --       --       (2,388)      --           (2,388)
  Repayment of stockholder
    loans...................      --        --         --           --           --       --        --           8,214        8,214
  Sale of stock in public
    offering................   5,750,000    --         --             58       100,567    --        --          --          100,625
  Offering costs............      --        --         --           --         (10,420)   --        --          --          (10,420)
  Non-cash charge for August
    1997 options............      --        --         --           --          33,085    --        --          --           33,085
  Issuance and exchange of
    shares in
    reincorporation
    transactions............  27,779,807    --         --            278          (278)   --        --          --            --
  Conversion of note payable
    into common stock.......     342,857    --         --              3         5,997    --        --          --            6,000
  Retirement of treasury
    shares..................      --         (963)     --           --          (2,388)   --        2,388       --            --
                              ----------  --------     -----      ---------   --------  --------  --------   -----------   --------
Balance at December 31,
  1997......................  33,892,038    --         $--          $339      $150,647  $(12,734) $ --         $(1,180)    $137,072
                              ----------  --------     -----      ---------   --------  --------  --------   -----------   --------
                              ----------  --------     -----      ---------   --------  --------  --------   -----------   --------

------------------------------

(1) Common stock par value for 1995 and 1996 rounds to less than $1.

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31
                                                                                  --------------------------------
                                                                                     1997       1996       1995
                                                                                  ----------  ---------  ---------
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...............................................................  $  (14,020) $  12,114  $   4,341
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities
    Depreciation................................................................       3,514      3,196      3,841
    Amortization................................................................         714     --         --
    Minority interest...........................................................       2,042        206        520
    Deferred income tax provision (benefit).....................................      (5,462)     1,602     (2,040)
    Income from investments in unconsolidated subsidiaries......................        (512)      (594)      (114)
    Gain on disposition of real estate..........................................     (10,241)    (6,630)    (5,026)
    Non-cash charge for August 1997 options.....................................      33,085     --         --
    Changes in operating assets and liabilities
      Accounts receivable.......................................................      (6,007)    (6,757)    (8,214)
      Receivables from affiliates...............................................       3,083     (1,585)     1,466
      Notes and other assets....................................................      (7,509)    (2,286)    (2,228)
      Expenditures for real estate held for sale................................    (109,068)   (92,975)   (37,641)
      Proceeds from sale of real estate.........................................      51,542     48,555     43,472
      Proceeds from real estate notes payable...................................      89,763     91,428     21,705
      Payments on real estate notes payable.....................................     (45,550)   (36,800)   (31,438)
      Accounts payable and accrued expenses.....................................      20,159      4,558     17,277
      Payables to affiliates....................................................      (1,275)     1,850      1,203
      Income taxes recoverable/payable..........................................      (8,192)     2,775       (454)
      Deferred compensation.....................................................        (234)     5,750      4,416
      Other liabilities.........................................................        (810)       741       (438)
                                                                                  ----------  ---------  ---------
Net cash provided by (used in) operating activities.............................      (4,978)    25,148     10,648
                                                                                  ----------  ---------  ---------
INVESTING ACTIVITIES
Expenditures for furniture and equipment........................................      (3,469)    (3,277)    (2,077)
Acquisition of Doppelt and Company..............................................     (22,658)    --         --
Investments in unconsolidated subsidiaries......................................      (7,404)    (2,305)    (1,873)
Distributions from unconsolidated subsidiaries..................................       6,912      1,408        170
Contributions from minority interest............................................      10,350         11      3,631
Distributions to minority interest..............................................      (5,053)      (856)      (497)
                                                                                  ----------  ---------  ---------
Net cash used in investing activities...........................................     (21,322)    (5,019)      (646)
                                                                                  ----------  ---------  ---------
FINANCING ACTIVITIES
Principal payments on debt......................................................     (47,467)    (4,538)    (5,688)
Proceeds from debt..............................................................      36,146      9,834      2,664
Payment of deferred financing fees..............................................      (1,031)    --         --
Purchase of common stock........................................................        (730)    (3,943)    (1,010)
Proceeds from sale of common stock..............................................     100,625         15      1,052
Stock offering costs............................................................     (10,420)      (257)    --
Collections of stockholder loans................................................       2,445     --         --
Dividends paid..................................................................     (15,026)    (2,890)    (2,475)
                                                                                  ----------  ---------  ---------
Net cash provided by (used in) financing activities.............................      64,542     (1,779)    (5,457)
                                                                                  ----------  ---------  ---------
Net increase in cash and cash equivalents.......................................      38,242     18,350      4,545
Cash and cash equivalents, beginning of year....................................      58,505     40,155     35,610
                                                                                  ----------  ---------  ---------
Cash and cash equivalents, end of year..........................................  $   96,747  $  58,505  $  40,155
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Trammell Crow Company, a Delaware corporation (the Company), was incorporated on August 21, 1997 to become the successor to Trammell Crow Company, a Texas close corporation (the Predecessor Company). In connection with the Company's initial public offering, a wholly-owned subsidiary of the Company was merged with and into the Predecessor Company (the Reincorporation Merger) with the Predecessor Company surviving the merger as a wholly-owned subsidiary of the Company. The Company provides commercial real estate services primarily in the United States. Its principal lines of business include property management, brokerage, infrastructure management, development and construction, and retail services.

USE OF ESTIMATES

    The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and other subsidiaries over which the Company has control. Intercompany accounts and transactions have been eliminated. The Company's investments in subsidiaries in which it has the ability to exercise significant influence over operating and financial policies, but does not have control are accounted for on the equity method. Accordingly, the Company's share of the earnings of these subsidiaries is included in consolidated net income. Investments in other subsidiaries are carried at cost. These unconsolidated subsidiaries primarily own real estate development projects.

REVENUE RECOGNITION

    The Company recognizes fees from property management services and infrastructure management services over the terms of the respective management contracts. Most of the property management contracts are cancelable at will or with 30 days' notice. The infrastructure management contracts generally range from three to five years. Brokerage service revenue relating to leasing services and the related expense are generally recognized half upon the execution of a lease contract and the remainder upon tenant occupancy. Sales brokerage revenue is recognized upon closing. Development and construction services includes fees from development and construction management projects and net construction revenues, which are gross construction revenues net of subcontract costs. For projects exceeding three months, fees are recognized using the percentage-of-completion method. For contracts under three months, fees are recognized upon completion of the contract. Gross construction revenues totaled $61,837, $46,034 and $22,335 and subcontract costs totaled $52,853, $41,123 and
$19,397 in 1997, 1996 and 1995, respectively.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of 90 days or less when purchased.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FURNITURE AND EQUIPMENT

    Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over useful lives ranging from three to 10 years.

INCOME TAXES

    The Company accounts for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.

PRO FORMA EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. SFAS 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share.

    In accordance with the requirements of the Securities and Exchange Commission, the weighted average shares outstanding used to calculate basic and diluted earnings per share included the shares issued in connection with the Company's initial public offering and related transactions for the full year. Options to purchase 4,788,046 shares of common stock were outstanding during a portion of 1997 (see Note 8) but were not included in the computation of diluted earnings per share because the Company incurred a net loss for the year and therefore, the effect would be antidilutive.

CONCENTRATION OF CREDIT RISK

    The Company provides services to owners of real estate assets primarily in the United States. The Company performs credit evaluations of its customers and generally does not require collateral. The risk associated with this concentration is limited because of the large number of customers and their geographic dispersion.

LONG-LIVED ASSETS

    Long-lived assets, including goodwill, are evaluated when indicators of impairment are present and provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

GOODWILL

    Goodwill reflects the excess of purchase price over the fair value of net assets purchased. Goodwill is amortized on a straight-line basis over 30 years. Accumulated amortization of goodwill was $384 and $23 at December 31, 1997 and 1996, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the impact SFAS 131 will have on its financial statement disclosures.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

2. REAL ESTATE HELD FOR SALE

    The Company provides build-to-suit services for its customers and also develops or purchases projects for investment purposes. Therefore, the Company has ownership of real estate until such projects are sold. Real estate held for sale is carried at the lower of cost or fair value less selling expenses. At December 31, real estate held for sale consists of the following:

                                                                            1997       1996
                                                                          ---------  ---------
Land....................................................................  $  40,269  $  26,635
Buildings and improvements..............................................     58,298     44,487
                                                                          ---------  ---------
                                                                          $  98,567  $  71,122
                                                                          ---------  ---------
                                                                          ---------  ---------

    The estimated costs to complete the 17 projects under construction at December 31, 1997, total $54,837. Projects are expected to be sold within one year of completion. At December 31, 1997, the Company had commitments for the sale of ten of the projects. Gains are recognized upon sale of the project.

    In 1997, rental revenues, which are included in development and construction services revenue, and net income relating to real estate held for sale was $6,086 and $658, respectively. Operations from real estate held for sale were insignificant in 1996 and 1995.

3. FURNITURE AND EQUIPMENT

    Furniture and equipment consist of the following at December 31:

                                                                           1997        1996
                                                                        ----------  ----------
Furniture and equipment, at cost......................................  $   19,875  $   18,097
Less: Accumulated depreciation........................................     (13,566)    (11,774)
                                                                        ----------  ----------
Furniture and equipment, net..........................................  $    6,309  $    6,323
                                                                        ----------  ----------
                                                                        ----------  ----------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Summarized financial information for unconsolidated subsidiaries in which the Company has an investment is as follows:

                                                                             DECEMBER 31, 1997
                                                                             -----------------
BALANCE SHEET:
Real estate held for sale..................................................     $   179,973
Other assets...............................................................          52,687
                                                                                   --------
  Total assets.............................................................     $   232,660
                                                                                   --------
                                                                                   --------

Notes payable on real estate held for sale.................................     $   122,267
Other liabilities..........................................................          28,573
Equity.....................................................................          81,820
                                                                                   --------
  Total liabilities and equity.............................................     $   232,660
                                                                                   --------
                                                                                   --------


                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1997
                                                                             -----------------
STATEMENT OF OPERATIONS:
Total revenues.............................................................     $    47,277
Total expenses.............................................................         (44,154)
                                                                                   --------
  Net income...............................................................     $     3,123
                                                                                   --------
                                                                                   --------

5. ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31:

                                                                            1997       1996
                                                                          ---------  ---------
Profit sharing..........................................................  $  12,752  $  10,931
Payroll and bonuses.....................................................     14,825     10,191
Commissions.............................................................     11,132      7,808
Stock Appreciation Rights Plan settlement...............................      4,228     --
Deferred income.........................................................      3,288     --
Insurance accrual.......................................................      1,128        901
Interest................................................................         55        473
Other...................................................................      8,862      5,824
                                                                          ---------  ---------
                                                                          $  56,270  $  36,128
                                                                          ---------  ---------
                                                                          ---------  ---------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. LONG-TERM DEBT

    Long-term debt consists of the following at December 31:

                                                                               1997       1996
                                                                             ---------  ---------
Borrowings under a $150,000 line of credit with a bank; due December 1999, with two 1-year extension options; bearing interest at 1) the greater of prime or the Federal Funds Effective Rate plus 1/2% or 2) the
  Eurocurrency rate plus a margin ranging from 1 1/4 to 1 3/4%; interest
  payable monthly..........................................................  $  --      $  --
Borrowings under a $7,750 line of credit with a bank; bearing interest at
  8.75%; terminated in 1997................................................     --          7,750
Borrowings under revolving lines of credit with banks; totaling $3,300 and
  $2,800 in 1997 and 1996, respectively; expiring in 1998; bearing interest at rates ranging from prime plus .5% to prime plus 1%; secured by certain
  assets...................................................................     --            514
Note payable under a loan agreement with the majority stockholders; bearing
  interest at 10.5%; paid in full in December 1997.........................     --          1,378
Capital lease obligations primarily for furniture and equipment; with maturity dates ranging from 1998 to 2002; bearing interest at various rates ranging from 3.3% to 14% per annum in 1997; secured by the
  underlying assets and certain accounts receivable........................      1,579      2,719
Notes payable to former stockholders; due in 2000; bearing interest at
  6.1%; principal and interest payable upon maturity.......................        851     --
                                                                             ---------  ---------
Total long-term debt.......................................................      2,430     12,361
Less current portion of long-term debt.....................................        875      3,409
                                                                             ---------  ---------
                                                                             $   1,555  $   8,952
                                                                             ---------  ---------
                                                                             ---------  ---------

    The shares of certain wholly-owned subsidiaries having 5% or more of the consolidated assets, revenues or earnings of the Company, and subsidiaries which are engaged primarily in the business of real estate development and ownership, whose assets are not subject to any financing, having more than 5% of the consolidated assets, revenues or earnings of the Company, are pledged as security for the $150,000 line of credit.

    The Company is subject to various covenants associated with the $150,000 line of credit such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends exceeding 50% of the previous year's net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. If certain financial ratios fall below a specified level, the Company will be required to make payments equal to cash flow until such time as the ratios reach the pre-established levels. At December 31, 1997, the Company is in compliance with all debt covenants.

    The covenants associated with the $150,000 line of credit and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. LONG-TERM DEBT (CONTINUED)
under the line of credit to an amount less than the $150,000 commitment. At December 31, 1997, the Company has $92,461 available under its $150,000 line of credit. Beginning March 1998, the Company must pay a quarterly fee equal to .25% of the unused commitments under the line.

    The Company also has other revolving lines of credits with banks totaling $3,300 at December 31, 1997, of which $2,876 is available.

    Principal maturities of long-term debt are as follows:

1998................................................................  $     875
1999................................................................        459
2000................................................................      1,006
2001................................................................         85
2002................................................................          5
                                                                      ---------
                                                                      $   2,430
                                                                      ---------
                                                                      ---------

    Based on current rates available to the Company for debt with similar terms, there is not a significant difference between the carrying amounts of the long-term debt and their fair values.

7. NOTES PAYABLE ON REAL ESTATE HELD FOR SALE

    The Company has loans secured by real estate held for sale (the majority of which are construction loans) totaling $76,623 and $67,810 as of December 31, 1997 and 1996, respectively. Interest rates range from 8.25% to 12.0%. Generally, interest only is payable on the real estate loans, with all unpaid principal and interest due at maturity. The unused commitments on real estate loans total $33,684 at December 31, 1997. All real estate loans have been classified as current liabilities on the balance sheet since the loans are expected to be repaid as the related projects are sold (see Note 2).

    Capitalized interest in 1997 and 1996 totaled $1,642 and $539, respectively. At December 31, 1997, $18,000 of the $76,623 real estate loans are recourse to the Company.

    Based on current rates available to the Company for debt with similar terms, there is not a significant difference between the carrying amounts of the notes payable on real estate held for sale and their fair values.

8. STOCKHOLDERS' EQUITY

    Prior to the reincorporation transactions, the Predecessor Company had five classes of common stock, all of which held the same voting rights, except for voting rights with respect to certain specific actions.

    In August 1996, the Predecessor Company completed a private offering to Company employees and directors of 9,634 shares of Class E Common Stock. In connection with the offering, the Company provided financing of $9,394 to stockholders, which is reflected as a reduction of stockholders' equity. These stockholder loans are to be repaid at prime plus .5% interest (9.0% at December 31, 1997). Principal and interest are payable annually and the notes mature in March 2001. Principal and interest payments of $8,214 and $649, respectively, were received in 1997.

    The Company was capitalized with the issuance of 1,000 common shares to a Predecessor Company stockholder. As a result of the Reincorporation Merger, the outstanding shares of common stock of the

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. STOCKHOLDERS' EQUITY (CONTINUED)
Predecessor Company were exchanged for 25,502,964 shares of common stock of the Company. The Company also issued 2,295,217 shares of common stock to a Predecessor Company stockholder in exchange for a trade name license.

    On November 24, 1997, the Company's registration statement was declared effective for its initial public offering of 5,750,000 shares of its common stock (including exercise of the over-allotment option of 750,000 shares) at a public offering price of $17.50 per share (the Offering). The proceeds to the Company from the Offering were $90,205, net of offering expenses.

    The holders of shares of the Company's common stock are entitled to one vote for each share held on all matters submitted to a vote of common stockholders. Each share of common stock is entitled to participate equally in dividends, when and if declared, and in the distribution of assets in the event of liquidation, dissolution or winding up of the Company, subject in all cases to any rights of outstanding shares of preferred stock.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS No. 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation expense is recognized to the extent the market price of the underlying stock on the date of grant exceeds the exercise price of the option.

    In connection with the reincorporation transactions, the Company assumed the Trammell Crow Company 1997 Option Plan (the Assumed Option Plan), which provided for the issuance of up to 1,626 shares of the Predecessor Company's Class E common stock. On August 1, 1997, the Predecessor Company granted to certain employees options to acquire 1,626 shares of Class E common stock. In connection with the reincorporation transactions, these options were converted into options to purchase 2,423,769 shares of the Company's common stock at an exercise price of $3.85 per share. The options vested at the closing of the Offering and became exercisable 30 days after that date. The options expire 10 years from the date of grant. The Company recognized a non-cash, non-recurring charge to compensation of $33,085 for these options.

    In connection with the Offering, the Company established the Trammell Crow Company Long-Term Incentive Plan (the Long-Term Plan). The Long-Term Plan provides for the issuance of up to 5,334,878 shares of common stock. In connection with the Offering, the Company granted to certain employees options to acquire 2,348,455 shares of common stock at an exercise price of $17.50 per share. The options vest over a three-year period, with one-third vesting on each of the three anniversaries of the grant date, and expire 10 years from the date of grant. In December 1997, the Company granted to non-employee directors of the Company options to acquire 15,822 shares of common stock at an exercise price of $22.75 per share. The options vested immediately upon granting and expire 10 years from the date of grant.

    The Long-Term Plan also provides for the awards of Stock Appreciation Rights, Restricted Stock and Performance Units. No such awards have been made as of December 31, 1997.

    At December 31, 1997, common shares reserved for future issuance under the Assumed Option Plan and the Long-Term Plan total 7,758,647 shares.

    Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. STOCKHOLDERS' EQUITY (CONTINUED)
method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.76% to 6.40%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.318; and a weighted-average expected life of the options of 8 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly differently than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the year ended December 31, 1997, the Company's pro forma net loss is $18,473 and pro forma loss per share (basic and diluted) is $.55. These pro forma disclosures are not likely to be representative of the effects on reported net income for future years since few options have vested at December 31, 1997.

    A summary of the Company's stock option activity, and related information, for the year ended December 31, 1997 is as follows:

                                                                 EXERCISE PRICE
                                                EXERCISE PRICE    OF $17.50 TO
                                                OF $3.85 (BELOW    $22.75 (AT
                                                MARKET PRICE AT  MARKET PRICE AT
                                                  GRANT DATE)      GRANT DATE)      TOTAL
                                                ---------------  ---------------  ----------
OPTIONS OUTSTANDING:
Number of options at January 1, 1997..........        --               --             --
Granted.......................................      2,423,769        2,364,277     4,788,046
Exercised.....................................        --               --             --
Forfeited.....................................        --               --             --
Expired.......................................        --               --             --
                                                ---------------  ---------------  ----------
Number of options at December 31, 1997........      2,423,769        2,364,277     4,788,046
                                                ---------------  ---------------  ----------
                                                ---------------  ---------------  ----------
Weighted-average exercise price...............    $      3.85      $     17.54
Weighted-average fair value of options
  granted.....................................    $     15.18      $      8.79
Weighted-average remaining contractual life...      9.6 years        9.9 years

OPTIONS EXERCISABLE:
Number of options.............................      2,423,769           15,822     2,439,591
Weighted-average exercise price...............    $      3.85      $     22.75

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. INCOME TAXES

    Components of deferred income taxes are as follows at December 31:

                                                                             1997       1996
                                                                           ---------  ---------
Assets...................................................................  $  18,946  $   8,047
Liabilities..............................................................       (679)      (163)
                                                                           ---------  ---------
                                                                           $  18,267  $   7,884
                                                                           ---------  ---------
                                                                           ---------  ---------
Current..................................................................  $   3,870  $      88
Noncurrent...............................................................     14,397      7,796
                                                                           ---------  ---------
                                                                           $  18,267  $   7,884
                                                                           ---------  ---------
                                                                           ---------  ---------

    The components of the net deferred tax asset are summarized below as of December 31:

                                                                             1997       1996
                                                                           ---------  ---------
Deferred tax assets
  Deferred compensation..................................................  $   4,395  $   6,856
  Bad debts..............................................................        316        313
  Depreciation...........................................................        507        546
  Basis difference on real estate held for sale..........................      2,012     --
  Compensation expense relating to stock options.........................     12,559     --
  Stock Appreciation Rights Plan Settlement..............................      1,605     --
  Other..................................................................         64        332
                                                                           ---------  ---------
                                                                              21,458      8,047
  Less: Valuation allowance..............................................     (2,512)    --
                                                                           ---------  ---------
  Total deferred tax assets..............................................     18,946      8,047
Deferred tax liabilities
  State taxes............................................................       (523)    --
  Goodwill amortization..................................................       (115)    --
  Other..................................................................        (41)      (163)
                                                                           ---------  ---------
  Total deferred tax liabilities.........................................       (679)      (163)
                                                                           ---------  ---------
Net deferred tax asset...................................................  $  18,267  $   7,884
                                                                           ---------  ---------
                                                                           ---------  ---------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Current
  Federal......................................................  $   1,646  $   5,202  $   4,893
  State........................................................        449      1,022        940
                                                                 ---------  ---------  ---------
                                                                     2,095      6,224      5,833
Deferred
  Federal......................................................     (4,862)     1,602     (2,040)
  State........................................................       (600)    --         --
                                                                 ---------  ---------  ---------
                                                                    (5,462)     1,602     (2,040)
                                                                 ---------  ---------  ---------
                                                                 $  (3,367) $   7,826  $   3,793
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The differences between the provisions for income taxes and the amounts computed by applying the statutory federal income tax rates to income (loss) before income taxes for the years ended December 31 are:

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Tax at statutory rate applied to income (loss) before income
  taxes.........................................................  $  (5,912) $   6,780  $   2,766
State income taxes, net of federal tax benefit..................       (611)       674        589
Increase in taxes resulting from non-deductible meals,
  entertainment and other.......................................        644        372        438
Valuation allowance.............................................      2,512     --         --
                                                                  ---------  ---------  ---------
                                                                  $  (3,367) $   7,826  $   3,793
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

10. OPERATING LEASES

    The Company has commitments under operating leases for office space and office equipment. During the years ended December 31, 1997, 1996 and 1995, rent expense was $6,906, $7,814 and $7,255, including $1,770, $3,037 and $2,987, respectively, paid to affiliates of the Company.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. OPERATING LEASES (CONTINUED)
    Minimum future rentals under noncancelable operating lease commitments in effect at December 31, 1997, are as follows:

                                                               AFFILIATE   NONAFFILIATE   TOTAL
                                                              -----------  -----------  ---------
1998........................................................   $     936    $   4,494   $   5,430
1999........................................................         935        2,971       3,906
2000........................................................         882        1,994       2,876
2001........................................................         759        1,401       2,160
2002........................................................         696        1,145       1,841
Thereafter..................................................      --              236         236
                                                              -----------  -----------  ---------
                                                               $   4,208    $  12,241   $  16,449
                                                              -----------  -----------  ---------
                                                              -----------  -----------  ---------

    Rental amounts include fixed operating expense payments but do not include increases for rate escalations.

11. EMPLOYEE BENEFIT PLANS

    The Company's employees participate in a defined contribution savings plan, which provides the opportunity for pretax contributions by employees. The Company matches 50% of the employee's contributions up to 6% of the employee's annual earnings or a maximum of $4.5 per annum. The Company's contribution expense for 1997, 1996, and 1995 was $2,122, $1,741, and $2,154, respectively.

    The Company has a profit sharing plan for key employees (the Profit Sharing
Plan). Each participant has a profit sharing account that is adjusted annually for the participant's percentage of the earnings for a profit sharing unit, cash distributions, tax rate changes, and other adjustments. Distributions to participants are limited to Available Cash, as defined. Any difference between the amount expensed and the amount paid to the participants is recorded as deferred compensation. The Company's management board approved the percentage of earnings available to profit sharing participants. Such percentages were approximately 58%, 58% and 73% of earnings before profit sharing, as defined, in 1997, 1996, and 1995, respectively. In connection with the Offering, the Company terminated any future awards under the Profit Sharing Plan.

    Effective January 1, 1993, the Company initiated the All Employee Cash Profit Sharing Program whereby 3% of earnings, as defined, was paid as bonuses to employees not participating in the key employee profit sharing plan. Expense related to the program, which is included in salaries, wages and benefits, was $1,577, $1,205, and $818 in 1997, 1996, and 1995, respectively. In connection with the Offering, the Company terminated this program.

    Effective March 1, 1998, the Company established the Trammell Crow Company Employee Stock Purchase Plan (the ESPP), subject to stockholder approval. Employees may elect to have monthly payroll deductions of 1% to 10%, which is used to purchase, on a semi-annual basis, stock of the Company at a 15% discount from market value. The ESPP is available to all employees. The Company has reserved 1,000,000 shares of common stock for issuance under the ESPP. Shares may also be issued from treasury, if available.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12.  GAIN ON DISPOSITION OF REAL ESTATE

    During 1997, the Company sold thirteen real estate projects for an aggregate sale price of $51,542, resulting in a gain on sale of $10,241. During 1996, the Company sold sixteen real estate projects for an aggregate sale price of $48,555, resulting in a gain on sale of $6,630. During 1995, the Company sold nine real estate projects for an aggregate sale price of $43,472, resulting in a gain on sale of $5,026.

    In March 1997, the Company contributed real estate held for sale of $35,400 and the related $35,400 note payable to a partnership and received a 16% limited partner interest. No gain was recognized.

13.  ACQUISITIONS

    In August 1997, the Company acquired substantially all of the assets of Doppelt & Company (Doppelt), a Cleveland, Ohio-based company that specializes in new store roll out strategies and problem real estate disposition services. The Company paid $20,658 in cash, issued a promissory note of $6,000, which was prepaid by the Company in November 1997 with 342,857 shares of common stock, and granted the seller the right to receive an additional $2,000 of purchase price if future commissions collected by the Company exceed $7,000, subject to certain reductions. The Company also paid Mr. Doppelt $2,000 as consideration for an employment agreement, which includes non-compete provisions. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $27,416. The operations of Doppelt are included in the Company's operations from the date of acquisition.

14.  RELATED PARTY TRANSACTIONS

    In 1997, 1996 and 1995, the Company derived 7%, 9%, and 11%, respectively, of its total revenues from services provided principally to the stockholders of the Company. The fees received are comparable to those charged to unaffiliated customers.

    Under certain agreements, two significant stockholders were entitled to receive royalty and consulting fees totaling approximately 12% of Earnings Before Profit Sharing, as defined. Accrued royalties and consulting fees at December 31, 1997 and 1996, are included in payables to affiliates. These agreements were terminated in connection with the Offering. The Company paid $1,556 to one of the stockholders in January 1998 and has agreed to pay all remaining unpaid amounts by April 15, 1998.

    In conjunction with the issuance of stock in 1996, the Company issued tax loans to the stockholders totaling $4,734 in order for the stockholders to pay the incremental taxes related to the stock purchased. As of December 31, 1997 and 1996, $43 and $1,620, respectively, is outstanding and included in notes and other receivables. These notes bear interest at 5.9% and are due in August 1999; however, these loans may be repaid earlier based on cash available for profit sharing distributions.

    In January 1997, the Company formed a joint venture with an affiliate of one of the stockholders to provide management information services. Both parties share equally in any distributions from the joint venture (none through December 31, 1997). The Company entered into a 5-year management information system agreement with the joint venture for related services and, in 1997, paid fees totaling $4,135 for such services.

15.  COMMITMENTS AND CONTINGENCIES

    At December 31, 1997, the Company has guaranteed $37,250 of real estate notes payable of others. These notes are collateralized by the underlying real estate. The Company has outstanding letters of credit

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED) totaling $13,163 at December 31, 1997, of which $4,663 was released through February 1998. The remaining letter of credit expires in July 1999.

    In addition, at December 31, 1997, the Company has several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

    On November 2, 1997 the Company settled claims asserted by certain former employees arising out of the termination of the Company's Stock Appreciation Rights Plan. In connection with the settlement, the Company paid $127 in 1997 and accrued $4,228 for additional payments which are due by May 1998.

    The Company and its subsidiaries are defendants in other lawsuits that arose in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position.

16.  SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is summarized below for the three years ended December 31:

                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
Interest paid...........................................................  $   7,575  $   1,520  $   2,833
Income taxes paid.......................................................     10,454      3,288      6,320
Profit sharing distributions paid.......................................     21,927     12,021      7,722
Non cash activities for the three years ended December 31:
  Assumption of stockholder loan........................................     --         --            327
  Write-off of pursuit costs and intangibles............................     --         --            361
  Conversion of deferred compensation balances to stock.................     --         10,670     --
  Stockholder loans.....................................................     --          9,394     --
  Payment of stockholder and tax loans with deferred compensation
    balances............................................................     12,338     --         --
  Conversion of Doppelt note payable to stock...........................      6,000     --         --

17.  UNAUDITED INTERIM FINANCIAL INFORMATION

    Unaudited summarized financial information by quarter is as follows:

                                                                         QUARTER ENDED
                                                       --------------------------------------------------
1997:                                                   MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
-----------------------------------------------------  -----------  ---------  ------------  ------------
Total revenues.......................................   $  62,098   $  69,344   $   81,797    $  100,400
Net income (loss)....................................       1,601       2,685        4,568       (22,874)


                                                                         QUARTER ENDED
                                                       --------------------------------------------------
1996:                                                   MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
-----------------------------------------------------  -----------  ---------  ------------  ------------
Total revenues.......................................   $  56,397   $  54,299   $   65,515       $79,244
Net income...........................................       1,876       2,093        3,673         4,472

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17.  UNAUDITED INTERIM FINANCIAL INFORMATION (CONTINUED)
    In the fourth quarter of 1997, the Company recognized a non-cash, non-recurring charge to compensation of $33,085 for options granted prior to the Offering at an exercise price substantially less than the fair value (see Note
8). The Company also expensed $4,355 in the fourth quarter relating to settlement of litigation with participants under the Stock Appreciation Rights Plan (see Note 15).

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                                         INITIAL COST                                   12/31/97 BALANCE
                                               ---------------------------------                ---------------------------------
                                                                       FURNITURE,    COSTS                              FURNITURE,
                                                         BUILDINGS     FIXTURES    SUBSEQUENT             BUILDINGS     FIXTURES
                                  RELATED                   AND            &           TO                    AND            &
DESCRIPTION                     ENCUMBRANCES    LAND    IMPROVEMENTS   EQUIPMENT   ACQUISITION   LAND    IMPROVEMENTS   EQUIPMENT
------------------------------  ------------   -------  ------------   ---------   ----------   -------  ------------   ---------
RETAIL:
Diamond Bar--Diamond Bar,
  CA..........................    $ 5,650      $ 1,475    $ 4,290        $ --       $    --     $ 1,475    $ 4,290        $ --
Dry-Wadsworth--Arvada, CO.....         --          473        495          --            76         473        571          --
Petsmart--Edmond, OK..........      1,434          900         --          --           587         900        587          --
Fairbanks--Fairbanks, AK......      2,136           --(A)        --        --         2,557          --      2,557          --
Gateway Plaza--Aurora, CO.....      6,574        1,018      5,793          --            62       1,018      5,855          --
Lost Pines--Bastrop, TX.......      1,407          521         40          --         1,214         521      1,254          --
Village Green--Yorba Linda,
  CA..........................      2,750        1,890      2,316          --            --       1,890      2,316          --
Walgreen's--Houston, TX.......      2,440        2,525         35          --            --       2,525         35          --
OFFICE:
Bowie--Austin, TX.............      1,785          442      1,767          --            78         442      1,845          --
Kelley Clarke--Portland, OR...      1,955          530         --          --         1,501         530      1,501          --
INDUSTRIAL:
349 Oyster Point--San
  Francisco, CA...............      3,806        1,577         --          --         2,670       1,754      2,493          --
Bolingbrook--Bolingbrook,
  IL..........................      6,239        1,406         --          --         7,061       1,406      7,061          --
Centrepoint--Chino, CA........      5,313        4,588         --          --           692       4,588        692          --
CH-NW Place II--Houston, TX...      5,174          698        176          --         4,292         698      4,468          --
Cooper--Reno, NV..............      4,074        1,513      2,537          --            23       1,513      2,560          --
Dunsirn BTS--Reno, NV.........        451          401         --          --            38         401         38          --
McCormick--Irving, TX.........         --          496         --          --           445         761        180          --
OCP II--Orlando, FL...........      2,478          499      1,751          --         1,444         499      3,195          --
Peerless--Allen, TX...........      2,424        1,496        102          --         1,761       1,508      1,851          --
TC Longmont--Longmont, CO.....      8,300        1,155      6,708          --           136       1,155      6,844          --
Wooddale--Wooddale, IL........     11,694        4,034        301          --         7,804       4,034      8,105          --
LAND:
56th & Warner--Phoenix, AZ....         --        1,578         --          --            76       1,654         --          --
AEW #10--Mt. Laurel Township,
  NJ..........................         --          327         --          --            --         327         --          --
Andover--Andover, MA..........         --          291         --          --           291          --         --          --
Chapel Hills--Colorado
  Springs, CO.................        430          770         --          --            35         805         --          --
Cleveland--Cleveland, OH......         --          260         --          --            --         260         --          --
Freeport I--Irving, TX........         --        2,746         --          --            --       2,746         --          --
Oxnard--Oxnard, CA............         --          280         --          --            --         280         --          --
Quarry Crossing--San Antonio,
  TX..........................         --        2,557         --          --            --       2,557         --          --
Sadler--Memphis, TN...........         --          123         --          --            --         123         --          --
Silver Lake Pond--Charlotte,
  NC..........................        109          109         --          --            --         109         --          --
Summitt Plaza--Orlando, FL....         --          572         --          --            --         572         --          --
TC Riverside--Belcamp, MD.....         --          919         --          --            --         919         --          --
Westridge at Gateway--Dallas,
  TX..........................         --        1,535         --          --            --       1,535         --          --
                                ------------   -------  ------------   ---------   ----------   -------  ------------   ---------
  Total.......................    $76,623      $39,704    $26,311        $ --       $32,552     $40,269    $58,298        $ --
                                ------------   -------  ------------   ---------   ----------   -------  ------------   ---------
                                ------------   -------  ------------   ---------   ----------   -------  ------------   ---------


                                 TOTAL     DATE OF        DATE     DEPRECIABLE
DESCRIPTION                       (B)    CONSTRUCTION   ACQUIRED    LIVES (C)
------------------------------  -------  ------------   --------   -----------
RETAIL:
Diamond Bar--Diamond Bar,
  CA..........................  $5,765         1981       1997
Dry-Wadsworth--Arvada, CO.....   1,044         1995       1995
Petsmart--Edmond, OK..........   1,487         1997       1997
Fairbanks--Fairbanks, AK......   2,557         1997        n/a
Gateway Plaza--Aurora, CO.....   6,873         1984       1996
Lost Pines--Bastrop, TX.......   1,775         1997       1997
Village Green--Yorba Linda,
  CA..........................   4,206         1986       1997
Walgreen's--Houston, TX.......   2,560         1997       1997
OFFICE:
Bowie--Austin, TX.............   2,287         1986       1997
Kelley Clarke--Portland, OR...   2,031         1997       1997
INDUSTRIAL:
349 Oyster Point--San
  Francisco, CA...............   4,247         1997       1997
Bolingbrook--Bolingbrook,
  IL..........................   8,467         1995       1995
Centrepoint--Chino, CA........   5,280    1997/1998       1997
CH-NW Place II--Houston, TX...   5,166         1997       1997
Cooper--Reno, NV..............   4,073         1992       1997
Dunsirn BTS--Reno, NV.........     439         1997       1997
McCormick--Irving, TX.........     941         1997       1997
OCP II--Orlando, FL...........   3,694         1982       1997
Peerless--Allen, TX...........   3,359         1997       1997
TC Longmont--Longmont, CO.....   7,999    1979/1988       1997
Wooddale--Wooddale, IL........  12,139    1996/1997       1996
LAND:
56th & Warner--Phoenix, AZ....   1,654          n/a       1997
AEW #10--Mt. Laurel Township,
  NJ..........................     327          n/a       1997
Andover--Andover, MA..........     291          n/a       1995
Chapel Hills--Colorado
  Springs, CO.................     805          n/a       1997
Cleveland--Cleveland, OH......     260          n/a       1996
Freeport I--Irving, TX........   2,746          n/a       1997
Oxnard--Oxnard, CA............     280          n/a       1996
Quarry Crossing--San Antonio,
  TX..........................   2,557          n/a       1997
Sadler--Memphis, TN...........     123          n/a       1997
Silver Lake Pond--Charlotte,
  NC..........................     109          n/a       1997
Summitt Plaza--Orlando, FL....     572          n/a       1997
TC Riverside--Belcamp, MD.....     919          n/a       1997
Westridge at Gateway--Dallas,
  TX..........................   1,535          n/a       1997
                                -------
  Total.......................  $98,567
                                -------
                                -------

----------------------------------
(A) Property is subject to a ground lease.

(B) The aggregate cost for Federal income tax purposes is approximately $103 million.

(C) All real estate investments have been held for sale since acquisition and are therefore not depreciated.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
               NOTES TO SCHEDULE III--REAL ESTATE INVESTMENTS AND
                            ACCUMULATED DEPRECIATION

      Changes in real estate investments and accumulated depreciation for the three years ended December 31, 1997 are as follows (in thousands):

                                                        1997             1996          1995
                                                    ------------       --------      --------
Real estate investments:
  Balance at beginning of year....................  $     71,122       $ 20,274      $ 20,215
    Additions and improvements....................       104,147         92,975        38,549
    Sales and transfers...........................       (76,702)(A)    (42,127)      (38,490)
                                                    ------------       --------      --------
  Balance at end of year..........................  $     98,567       $ 71,122      $ 20,274
                                                    ------------       --------      --------
                                                    ------------       --------      --------

------------------------

(A) Includes $35,400 contributed to a partnership in March 1997.