Form 10-Q
period 1998-03-31
TRAMMELL CROW CO
filed 1998-05-15
CIK 1022438

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   ----------

                                   FORM 10-Q
(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, OR

- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-13531

                                   ----------

                             TRAMMELL CROW COMPANY

             (Exact name of registrant as specified in its charter)

                 DELAWARE                             75-2721454
      (State or other jurisdiction of                (IRS Employer
      Incorporation or organization)            Identification Number)

                               2001 ROSS AVENUE
                                  SUITE 3400
                                DALLAS, TEXAS
                        (Address of principal executive
                                   offices)

                                    75201
                                  (Zip Code)

                                 (214) 863-3000
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No -

At May 13, 1998, there were 33,911,416 shares of Common Stock outstanding.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  Financial Information

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 1998
          (unaudited) and December 31, 1997                                  1

     Condensed Consolidated Statements of Operations for the three months
          ended March 31, 1998 and 1997 (unaudited)                          2

     Condensed Consolidated Statements of Cash Flows for the three months
          ended March 31, 1998 and 1997 (unaudited)                          3

     Notes to Condensed Consolidated Financial Statements (unaudited)        4

   Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7

PART II.  Other Information

    Item 1.  Legal Proceedings                                              10

    Item 6.  Exhibits and Reports on Form 8-K                               10

PART I - FINANCIAL INFORMATION

                    TRAMMELL CROW COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                              ASSETS                                                  MARCH 31,    DECEMBER 31,
                                                                                                        1998           1997
                                                                                                    ---------------------------
                                                                                                     (UNAUDITED)
                                                                                                    (IN THOUSANDS, EXCEPT SHARE
                                                                                                        AND PER SHARE DATA)
 Current assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 65,165       $ 96,747
  Accounts receivable, net of allowance for doubtful accounts of $838 in 1998 and $955 in 1997 . . .    45,871         40,602
  Receivables from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,021            926
  Notes and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,291          4,007
  Income taxes recoverable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,596          4,939
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,698          3,870
  Real estate held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   134,982         98,567
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,329          9,220
                                                                                                      --------       --------
   Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   267,953        258,878
 Furniture and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,693          6,309
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,027         14,397
 Investments in unconsolidated subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,279         11,244
 Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44,792         27,111
 Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,775          8,297
                                                                                                      --------       --------
                                                                                                      $360,519       $326,236
                                                                                                      --------       --------
                                                                                                      --------       --------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 20,047       $ 18,523
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40,594         56,270
  Payables to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,003          4,466
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       826            875
  Notes payable on real estate held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .    93,039         76,623
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,060          2,185
                                                                                                      --------       --------
   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   160,569        158,942
 Long-term debt, less current portion. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33,829          1,555
 Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,809          8,391
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       673            417
                                                                                                      --------       --------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   198,880        169,305
 Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,073         19,859
 Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding . . . .         -              -
  Common stock; $0.01 par value; 100,000,000 shares authorized; 33,911,416 and 33,892,038 shares
    issued and outstanding in 1998 and 1997, respectively. . . . . . . . . . . . . . . . . . . . . .       339            339
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   150,721        150,647
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,405)       (12,734)
  Less: Stockholder loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,089)        (1,180)
                                                                                                      --------       --------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   143,566        137,072
                                                                                                      --------       --------
                                                                                                      $360,519       $326,236
                                                                                                      --------       --------
                                                                                                      --------       --------

                            See accompanying notes.

                          TRAMMELL CROW COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                    ENDED MARCH 31
                                                               ----------------------
                                                                 1998           1997
                                                                 ----           ----
                                                             (IN THOUSANDS, EXCEPT SHARE
                                                                   AND PER SHARE DATA)
REVENUES
  Property management services . . . . . . . . . . . . . . .   $24,887         $22,024
  Brokerage services . . . . . . . . . . . . . . . . . . . .    25,533          16,935
  Infrastructure management services . . . . . . . . . . . .    22,890          14,569
  Development and construction services. . . . . . . . . . .     8,891           5,206
  Retail services. . . . . . . . . . . . . . . . . . . . . .     2,727             325
                                                               -------         -------
                                                                84,928          59,059
  Income from investments in unconsolidated subsidiaries . .     2,415              58
  Gain on disposition of real estate . . . . . . . . . . . .       866           1,124
  Other income . . . . . . . . . . . . . . . . . . . . . . .     2,042           1,857
                                                               -------         -------
                                                                90,251          62,098
COSTS AND EXPENSES
  Salaries, wages, and benefits. . . . . . . . . . . . . . .    50,516          37,339
  Commissions. . . . . . . . . . . . . . . . . . . . . . . .    10,953           7,003
  General and administrative . . . . . . . . . . . . . . . .    15,097          10,303
  Profit sharing . . . . . . . . . . . . . . . . . . . . . .         -           2,570
  Depreciation . . . . . . . . . . . . . . . . . . . . . . .     1,085             898
  Amortization . . . . . . . . . . . . . . . . . . . . . . .       329               -
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .     1,666             552
  Royalty and consulting fees. . . . . . . . . . . . . . . .         -             528
  Minority interest. . . . . . . . . . . . . . . . . . . . .        37             281
                                                               -------         -------
                                                                79,683          59,474
                                                               -------         -------
Income before income taxes . . . . . . . . . . . . . . . . .    10,568           2,624
Income tax expense . . . . . . . . . . . . . . . . . . . . .     4,239           1,023
                                                               -------         -------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .   $ 6,329         $ 1,601
                                                               -------         -------
                                                               -------         -------
Earnings per share:
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .   $   .19               *
                                                               -------
                                                               -------
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .   $   .18               *
                                                               -------
                                                               -------

-----------

* Information is not relevant due to change in capital structure.

                             See accompanying notes.

                            TRAMMELL CROW COMPANY AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (UNAUDITED)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31
                                                               -------------------------
                                                                  1998           1997
                                                                  ----           ----
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . .   $  6,329          $1,601
Adjustments to reconcile net income to net cash used in
  operating activities
  Depreciation . . . . . . . . . . . . . . . . . . . . . . .      1,085             898
  Amortization . . . . . . . . . . . . . . . . . . . . . . .        329               -
  Minority interest. . . . . . . . . . . . . . . . . . . . .         37             281
  Deferred income tax provision. . . . . . . . . . . . . . .        865              10
  Income from investments in unconsolidated subsidiaries . .     (2,415)            (58)
  Gain on disposition of real estate . . . . . . . . . . . .       (866)         (1,124)
  Changes in operating assets and liabilities
    Accounts receivable. . . . . . . . . . . . . . . . . . .     (3,976)          5,526
    Receivables from affiliates. . . . . . . . . . . . . . .        (95)          1,226
    Notes and other assets . . . . . . . . . . . . . . . . .     (5,048)         (3,140)
    Expenditures for real estate held for sale . . . . . . .    (45,758)        (11,045)
    Proceeds from sale of real estate. . . . . . . . . . . .     10,209          13,864
    Proceeds from real estate notes payable. . . . . . . . .     20,815           8,809
    Payments on real estate notes payable. . . . . . . . . .     (4,399)        (11,761)
    Accounts payable and accrued expenses. . . . . . . . . .    (16,609)        (19,081)
    Payables to affiliates . . . . . . . . . . . . . . . . .       (463)         (1,007)
    Income taxes recoverable/payable . . . . . . . . . . . .      3,343          (2,767)
    Deferred compensation. . . . . . . . . . . . . . . . . .     (4,582)          2,501
    Other liabilities. . . . . . . . . . . . . . . . . . . .       (378)           (552)
                                                               --------        --------
Net cash used in operating activities. . . . . . . . . . . .    (41,577)        (15,819)
                                                               --------        --------
INVESTING ACTIVITIES
Expenditures for furniture and equipment . . . . . . . . . .     (2,089)           (605)
Acquisitions of real estate service companies. . . . . . . .    (20,863)              -
Investments in unconsolidated subsidiaries . . . . . . . . .       (597)         (1,537)
Distributions from unconsolidated subsidiaries . . . . . . .      2,977             564
Contributions from minority interest . . . . . . . . . . . .        171             457
Distributions to minority interest . . . . . . . . . . . . .     (1,994)           (145)
                                                               --------        --------
Net cash used in investing activities. . . . . . . . . . . .    (22,395)         (1,266)
                                                               --------        --------
FINANCING ACTIVITIES
Principal payments on debt . . . . . . . . . . . . . . . . .     (1,390)         (1,819)
Proceeds from debt . . . . . . . . . . . . . . . . . . . . .     33,615           2,306
Proceeds from exercise of stock options. . . . . . . . . . .         74               -
Collections of stockholder loans . . . . . . . . . . . . . .         91               -
                                                               --------        --------
Net cash provided by financing activities. . . . . . . . . .     32,390             487
                                                               --------        --------
Net decrease in cash and cash equivalents. . . . . . . . . .    (31,582)        (16,598)
Cash and cash equivalents, beginning of period . . . . . . .     96,747          58,505
                                                               --------        --------
Cash and cash equivalents, end of period . . . . . . . . . .   $ 65,165        $ 41,907
                                                               --------        --------
                                                               --------        --------

                            See accompanying notes.

                        TRAMMELL CROW COMPANY AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1998
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                     (UNAUDITED)

1.   GENERAL

     The consolidated interim financial statements of Trammell Crow Company (the Company) included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

     The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors, including the timing of transactions, the commencement of new contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business activities. The Company's revenues tend to be higher in the last quarter of the year than in the first three quarters because its clients have demonstrated a tendency to close transactions toward the end of the year, which causes the Company to earn more of its revenue under transaction-oriented service contracts in the last quarter of the year. In addition, an increasing percentage of the Company's property management and infrastructure management contracts provide for incentive payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter.

USE OF ESTIMATES

     The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

     The provision for income taxes has been included in the accompanying financial statements based on an estimated annual effective tax rate. The differences between the provisions for income taxes and amounts computed by applying the statutory federal income tax rates to income are primarily a result of amortization of goodwill, state income taxes and non-deductible meals and entertainment expenditures.

EARNINGS PER SHARE

     Weighted average shares outstanding used to calculate basic earnings per share were 33,899,574. Weighted average shares outstanding of 36,115,203 used to calculate diluted earnings per share includes employee stock options to purchase 2,215,629 shares of common stock as these options are dilutive.

2.   REAL ESTATE HELD FOR SALE

     During the three months ended March 31, 1998, the Company sold three real estate projects for an aggregate sales price of $10,209, resulting in a gain on disposition of $866. During the three months ended March 31, 1997, the Company sold six real estate projects for an aggregate sales price of $13,864, resulting in a gain on disposition of $1,124.

     In March 1997, the Company contributed real estate held for sale of $35,400 and the related $35,400 note payable to a partnership and received a 16% limited partner interest. No gain was recognized.

                    TRAMMELL CROW COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


3.   INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     Operating results for unconsolidated subsidiaries in which the Company has an investment were as follows:

                                             FOR THE THREE
                                             MONTHS ENDED
                                             MARCH 31, 1998
                                             --------------
               Total revenues                  $  13,682
               Total expenses                     (8,128)
                                               ---------
                  Net income                   $   5,554
                                               ---------
                                               ---------


4.   STOCKHOLDERS' EQUITY

     A summary of the Company's stock option activity for the three months ended March 31, 1998 is as follows:

                                              EXERCISE PRICE OF $3.85   EXERCISE PRICE OF $17.50 TO
                                                (BELOW MARKET PRICE       $29.44 (AT MARKET PRICE
                                                   AT GRANT DATE)              AT GRANT DATE)          TOTAL
                                              ----------------------------------------------------------------
          OPTIONS OUTSTANDING:
          December 31, 1997                          2,423,769                   2,364,277           4,788,046
          Granted                                            -                     118,943             118,943
          Exercised                                    (19,378)                          -             (19,378)
          Forfeited                                    (38,866)                          -             (38,866)
          Expired                                            -                           -                   -
                                                     ---------                   ---------           ---------
          March 31, 1998                             2,365,525                   2,483,220           4,848,745
                                                     ---------                   ---------           ---------
                                                     ---------                   ---------           ---------
          OPTIONS EXERCISABLE AT MARCH 31, 1998      2,365,525                      15,822           2,381,347
                                                     ---------                   ---------           ---------
                                                     ---------                   ---------           ---------


5.    ACQUISITION OF TOOLEY & COMPANY

     On March 16, 1998, the Company purchased all of the issued and outstanding capital stock of Tooley & Company, Inc. (Tooley), a California real estate services company primarily engaged in office management and leasing. The Company paid cash of $23,100 for the capital stock, and paid an additional $1,000 to two of the principals of Tooley as consideration for non-compete agreements. The Company also agreed to pay the seller an additional $3,000 of purchase price if Tooley achieves certain performance standards in the future, as well as certain payments based upon the future performance of certain of Tooley's projects. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $17,375. The operations of Tooley are included in the Company's operations from the date of acquisition. The Company borrowed $23,000 under its credit facility to fund the purchase.

                    TRAMMELL CROW COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   (in thousands, except share and per share data)


6.   CONTINGENCIES

     At March 31, 1998, the Company has guaranteed $3,775 of real estate notes payable of others. These notes are collateralized by the underlying real estate. The Company has outstanding letters of credit totaling $12,165 at March 31, 1998, which expire at varying dates through July 1999.

     In addition, at March 31, 1998, the Company has several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

     The Company and its subsidiaries are defendants in lawsuits that arose in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REVENUES. The Company's total revenues grew $28.2 million, or 45.4%, to $90.3 million in the first quarter of 1998 from $62.1 million in the first quarter of 1997.

     Property management services revenue, which represented 27.6% of the Company's total revenue in the first quarter of 1998, increased $2.9 million, or 13.2%, to $24.9 million in the first quarter of 1998 from $22.0 million in the first quarter of 1997. This increase was partially due to an overall increase in the number of square feet under management (resulting primarily from the acquisition of Tooley). In addition, a general increase in market rents and decrease in vacancies has resulted in higher revenues for properties managed, which in turn results in higher management fees to the Company since fees are generally based on a percentage of property revenues.

     Brokerage services revenue, which represented 28.3% of the Company's first quarter 1998 total revenue, increased $8.6 million, or 50.9%, to $25.5 million in the first quarter of 1998 from $16.9 million in the first quarter of 1997. The revenue growth resulted from an increase in the number of brokerage transactions fueled by an increase of 48% in the average number of brokers employed during the first quarter of 1998, as compared to the first quarter of 1997, coupled with a general increase in market rents.

     Infrastructure management services revenues, which represented 25.4% of the Company's first quarter 1998 total revenue, increased $8.3 million, or 56.8%, to $22.9 million in the first quarter of 1998 from $14.6 million in the first quarter of 1997. The revenue growth resulted primarily from the addition of three significant new customers in the financial services industry, and expansion of services provided to another major customer.

     On a combined basis, development and construction service fees, gain on disposition of real estate and income from unconsolidated subsidiaries totalled $12.2 million in the first quarter of 1998, which represented 13.5% of the Company's first quarter 1998 total revenue. These combined revenues increased $5.8 million, or 90.1%, from $6.4 million in the first quarter of 1997. This revenue growth was primarily due to incentive development fees earned on a significant transaction in the first quarter of 1998, and income from unconsolidated subsidiaries resulting from sale of the underlying real estate.

     Retail services revenue, which represented 3.0% of the Company's first quarter 1998 total revenue, increased $2.4 million, or 800%, to $2.7 million in the first quarter of 1998 from $.3 million in the first quarter of 1997, primarily as a result of the acquisition of Doppelt & Company in August 1997.


OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased by $20.2 million, or 33.9%, to $79.7 million in the first quarter of 1998 from $59.5 million in the first quarter of 1997. A 35.3% increase in salaries, wages, and benefits is primarily due to the increased staffing required for the infrastructure management services business, as well as increases in staffing in other parts of the Company to support growth. Additionally, compensation increased in the first quarter of 1998 from the comparable period in 1997 due to the impact of the new compensation structure adopted in connection with the Company's initial public offering (the "Offering") in the fourth quarter of 1997. The increase in commissions of 56.4% corresponds to the growth in the Company's brokerage services revenues. The increase in general and administrative expenses is primarily due to a $2 million increase in rent, travel and overhead costs of the infrastructure management services business to accommodate the growth in the number of employees, coupled with a company-wide increase in administrative costs resulting from the overall increase in number of employees. The Company had no profit sharing expense in the first quarter of 1998 as compared to $2.6 million in the first quarter of 1997 as the future profits participation under the Company's Profit Sharing Plan were terminated in conjunction with the Offering. Additionally, the Company had no royalty or consulting expenses in the first quarter of 1998 as compared to $.5 million in the first quarter of 1997, because certain royalty and consulting arrangements to which the Company was a party were terminated concurrent with the Offering. Interest expense increased in the first quarter of 1998 as a result of interest expensed on real estate development projects that were completed and operated in 1998.

INCOME BEFORE INCOME TAXES. The Company's income before income taxes increased $8.0 million, to $10.6 million in the first quarter of 1998 from $2.6 million in the first quarter of 1997 due to the increases in revenues and expenses described above.

NET INCOME. Net income increased $4.7 million, to $6.3 million in the first quarter of 1998 from $1.6 million in the first quarter of 1997.

SEASONALITY

     The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors, including the timing of transactions, the commencement of new contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business activities. The Company's revenues tend to be higher in the last quarter of the year than in the first three quarters because its clients have demonstrated a tendency to close transactions toward the end of the year, which causes the Company to earn more of its revenue under transaction-oriented service contracts in the last quarter of the year. In addition, an increasing percentage of the Company's property management and infrastructure management contracts provide for incentive payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources requirements include expenditures for real estate held for sale and payments on notes payable associated with its development and construction activities; the funding of working capital needs, primarily accounts receivable from its clients and affiliates; and the funding of capital investments. Historically, the Company has financed its operations, investments and acquisitions with internally generated funds, and additional liquidity has been available to the Company through deferred compensation arrangements under its Profit Sharing Plan. The Company terminated future profits participation under the Profit Sharing Plan in connection with the Offering, and the Company expects that its cash flow from operations in 1998 and future periods will be greater than in prior years as a result of this change. In addition, the Company has historically financed its development and construction services activities with construction loans secured by underlying real estate.

     Net cash flow used in operating activities totaled $41.6 million for the three months ended March 31, 1998, compared to $15.8 million in the same period in 1997. The increased use of cash in operating activities is primarily due to a significant increase in development activity and related expenditures for real estate held for sale, and payment in 1998 of profit sharing distributions totaling $8.9 million.

     Net cash flow used in investing activities totaled $22.4 million for the three months ended March 31, 1998, compared to $1.3 million for the same period in 1997. This change is primarily attributable to the acquisition of Tooley & Company in March 1998.

     Net cash flow provided by financing activities totaled $32.4 million for the three months ended March 31, 1998, compared to $.5 million for the same period in 1997. The increase in cash provided by financing activities is primarily due to borrowings of $33 million as described below.

     On December 1, 1997, the Company obtained a $150 million master line of credit from NationsBank of Texas, N.A., a national banking association (the "NationsBank Facility"). The Company has borrowed, and expects to continue to borrow, under the NationsBank Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital. The NationsBank Facility contains various covenants such as the maintenance of minimum equity and liquidity and covenants relating to certain key financial data. The NationsBank Facility also includes limitations on payment of cash dividends or other distributions of assets and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the NationsBank Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the NationsBank Facility to an amount less than the $150 million commitment. As of March 31, 1998, the Company had borrowed $33.0 million under the NationsBank Facility, including $10.0 million to fund its co-investment activities and $23.0 million for the acquisition of Tooley, and the amount available thereunder was approximately $113.8 million. In January and April 1998, the Company amended the NationsBank Facility to change limitations imposed by certain of the covenants. The shares of certain wholly-owned subsidiaries having 5% or more of the consolidated assets, revenues or earnings of the Company, and subsidiaries which are engaged primarily in the business of real estate development and ownership, whose assets are not subject to any financing, having more than 5% of the consolidated assets, revenues or earnings of the Company, are pledged as security for this credit facility.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes" "anticipates," "expects" and words of similar import, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, (i) the fact that a significant portion of the Company's historic revenues have been derived from significant business activities with certain entities which are affiliated with a significant stockholder, (ii) the conduct of investment or development activities by affiliates that are directly competitive with the Company's activities, (iii) confusion that may be created in the market place between the Company and such affiliates, (iv) the control over the affairs and policies of the Company that could be exercised by the Company's directors, officers, employees and affiliates due to their significant stock ownership, (v) the Company's ability to continue to pursue an aggressive growth strategy (including through acquisitions),
(vi) the ability of the Company to manage fluctuations in the Company's net earnings and cash flow which could result from the Company's increased participation as a principal in real estate investments, (vii) the Company's ability to compete in highly competitive national and local business lines and (viii) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party, if decided adversely to the Company, is likely to have a material adverse effect on the Company's results of operation or financial condition.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     10.1 First Amendment of Credit Agreement dated as of December 1, 1997 among the Company, NationsBank of Texas, N.A. and Bankers Trust Company - January 29, 1998

     10.2 Second Amendment of Credit Agreement dated as of December 1, 1997 among the Company, NationsBank of Texas, N.A. and Bankers Trust Company - April 27, 1998

     27    Financial Data Schedule

(b)  none

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       TRAMMELL CROW COMPANY
                       By:

                                          /s/  Asuka Nakahara
                            ----------------------------------------------------
                                               Asuka Nakahara
                            EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer and duly
                                     authorized to sign this report on
                                        behalf of the Registrant)

Date: May 15, 1998