Form 10-K/A
period 1997-12-31
TRAMMELL CROW CO
filed 1998-07-02
CIK 1022438

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               -----------------------

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _______________ TO ______________
                            COMMISSION FILE NUMBER 1-13531

                               -----------------------

                                TRAMMELL CROW COMPANY
                (Exact name of registrant as specified in its charter)


                  DELAWARE                                      75-2721454
      (State or other jurisdiction of                         (IRS Employer
       Incorporation or organization)                     Identification Number)
             2001 ROSS AVENUE
                SUITE 3400
               DALLAS, TEXAS                                      75201
 (Address of principal executive officers)                     (Zip Code)


                                    (214) 863-3000
                 (Registrant's Telephone Number, Including Area Code)
             Securities registered pursuant to section 12(b) of the Act:


                                                 NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                        WHICH REGISTERED
          -------------------                    ------------------------
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

================================================================================

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

     2.3** Stock Purchase Agreement dated as of March 16, 1998 by and among the Company, BCB Holdings, LLC, Tooley & Company, Inc., William
               L. Tooley and Craig Ruth

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

     10.6*     Company's 1995 Profit Sharing Plan

     10.7* Acquisition Agreement dated August 15, 1997, among the Company, TCRS, Doppelt and Jeffrey J. Doppelt

     10.8* Subordinated Promissory Note dated August 22, 1997, between the Company and Doppelt

     10.9* Stockholders' Agreement dated August 22, 1997, among TCRS, the Company, Doppelt and Jeffrey J. Doppelt

     10.10* Form of Stockholders' Agreement among the Company, Crow Family Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto

     10.12 Credit Agreement dated December 1, 1997, between the Company and NationsBank of Texas, N.A.

     21.1*     Subsidiaries of the Company

     24.1**    Power of Attorney for J. McDonald Williams

     24.2**    Power of Attorney for William F. Concannon

     24.3**    Power of Attorney for James D. Carreker

     24.4**    Power of Attorney for James R. Erwin

     24.5**    Power of Attorney for Jeffrey M. Heller

     24.6**    Power of Attorney for Rowland T. Moriarity

     24.7**    Power of Attorney for Robert E. Sulentic

     27.1**    Financial Data Schedule

-----------------------

* Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

** Previously filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

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

                                      SIGNATURE

     Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRAMMELL CROW COMPANY



                                   By:      /s/ DEREK R. MCCLAIN
                                      ------------------------------------
                                               DEREK R. MCCLAIN
                                           EXECUTIVE VICE PRESIDENT


Date:  July 2, 1998