Form 10-Q/A
period 1998-03-31
TRAMMELL CROW CO
filed 1998-07-17
CIK 1022438

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549
                                     __________

                                    FORM 10-Q/A
                                  Amendment No. 1
(MARK ONE)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                           COMMISSION FILE NUMBER 1-13531
                                    ___________

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

                                   (214) 863-3000
               (Registrant's Telephone Number, Including Area Code)







     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----      -----


At May 13, 1998, there were 33,911,416 shares of Common Stock outstanding.

                       TRAMMELL CROW COMPANY AND SUBSIDIARIES


                                       INDEX

                                                                                                                         Page
                                                                                                                        Number
                                                                                                                        ------
PART I.  Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997 . . . . . . . .          1

      Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and
         1997 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2

      Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and
         1997 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3

      Notes to Condensed Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . .          4

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . .          7

PART II.  Other Information

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12

PART I - FINANCIAL INFORMATION

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                        ASSETS                                                      MARCH 31,   DECEMBER 31,
                                                                                                      1998          1997
                                                                                                    --------------------------
                                                                                                    (UNAUDITED)

                                                                                                    (IN THOUSANDS, EXCEPT SHARE
                                                                                                          AND PER SHARE DATA)

Current assets
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $65,165        $96,747
     Accounts receivable, net of allowance for doubtful accounts of $838 in 1998 and $955
       in 1997. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          45,871         40,602
     Receivables from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,021            926
     Notes and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,291          4,007
     Income taxes recoverable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,596          4,939
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,698          3,870
     Real estate held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         134,982         98,567
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,329          9,220
                                                                                                       -------         ------
               Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         267,953        258,878
Furniture and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,693          6,309
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,027         14,397
Investments in unconsolidated subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . .          11,279         11,244
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          44,792         27,111
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,775          8,297
                                                                                                       -------         ------
                                                                                                      $360,519       $326,236
                                                                                                      --------       --------
                                                                                                      --------       --------




                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $20,047        $18,523
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          40,594         56,270
     Payables to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,003          4,466
     Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .             826            875
     Notes payable on real estate held for sale. . . . . . . . . . . . . . . . . . . . . . . .          93,039         76,623
     Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,060          2,185
                                                                                                      --------       --------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         160,569        158,942
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,829          1,555
Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,809          8,391
Other liabilities .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             673            417
                                                                                                      --------       --------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         198,880        169,305
Minority interest .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,073         19,859
Stockholders' equity
     Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued
       or outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              -

     Common stock; $0.01 par value; 100,000,000 shares authorized; 33,911,416 and 33,892,038
       shares issued and outstanding in 1998 and 1997, respectively. . . . . . . . . . . . . .             339            339
     Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         150,721        150,647
     Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,405)       (12,734)
     Less: Stockholder loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,089)        (1,180)
                                                                                                      --------       --------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         143,566        137,072
                                                                                                      --------       --------
                                                                                                      $360,519       $326,236
                                                                                                      --------       --------
                                                                                                      --------       --------

                               See accompanying notes.

                        TRAMMELL CROW COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)



                                                                                                        FOR THE THREE MONTHS
                                                                                                           ENDED MARCH 31
                                                                                                       ----------------------
                                                                                                        1998           1997
                                                                                                        ----           ----
                                                                                                       (IN THOUSANDS, EXCEPT
                                                                                                      SHARE AND PER SHARE DATA)
REVENUES
     Property management services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $24,887        $22,024
     Brokerage services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,533         16,935
     Infrastructure management services. . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,890         14,569
     Development and construction services . . . . . . . . . . . . . . . . . . . . . . . . . .           8,891          5,206
     Retail services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,727            325
                                                                                                       -------        -------
                                                                                                        84,928         59,059
     Income from investments in unconsolidated subsidiaries. . . . . . . . . . . . . . . . . .           2,415             58
     Gain on disposition of real estate. . . . . . . . . . . . . . . . . . . . . . . . . . . .             866          1,124
     Other income .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,042          1,857
                                                                                                       -------        -------
                                                                                                        90,251         62,098
COSTS AND EXPENSES
     Salaries, wages, and benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          50,516         37,339
     Commissions. .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,953          7,003
     General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,097         10,303
     Profit sharing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          2,570
     Depreciation . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,085            898
     Amortization .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             329              -
     Interest . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,666            552
     Royalty and consulting fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -            528
     Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              37            281
                                                                                                       -------        -------
                                                                                                        79,683         59,474
                                                                                                       -------        -------

Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,568          2,624
Income tax expense.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,239          1,023
                                                                                                       -------        -------
Net income. . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $6,329         $1,601
                                                                                                       -------        -------
                                                                                                       -------        -------
Earnings per share:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Basic. . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $.19              *
                                                                                                          ----
                                                                                                          ----
     Diluted. . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $.18              *
                                                                                                          ----
                                                                                                          ----

___________

* Information is not relevant due to change in capital structure.


                               See accompanying notes.

                        TRAMMELL CROW COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (UNAUDITED)




                                                                                                          FOR THE THREE MONTHS
                                                                                                             Ended March 31
                                                                                                          -------------------
                                                                                                          1998           1997
                                                                                                          ----           ----
                                                                                                             (in thousands)
OPERATING ACTIVITIES
Net income. . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $6,329         $1,601
Adjustments to reconcile net income to net cash used in operating activities
     Depreciation .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,085            898
     Amortization . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             329              -
     Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              37            281
     Deferred income tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             865             10
     Income from investments in unconsolidated subsidiaries. . . . . . . . . . . . . . . . . .          (2,415)           (58)
     Gain on disposition of real estate. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (866)        (1,124)
     Changes in operating assets and liabilities . . . . . . . . . . . . . . . . . . . . . . .
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,976)         5,526
       Receivables from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (95)         1,226
       Notes and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,048)        (3,140)
       Expenditures for real estate held for sale. . . . . . . . . . . . . . . . . . . . . . .         (45,758)       (11,045)
       Proceeds from sale of real estate . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,209         13,864
       Proceeds from real estate notes payable . . . . . . . . . . . . . . . . . . . . . . . .          20,815          8,809
       Payments on real estate notes payable . . . . . . . . . . . . . . . . . . . . . . . . .          (4,399)       (11,761)
       Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .         (16,609)       (19,081)
       Payables to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (463)        (1,007)
       Income taxes recoverable/payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,343         (2,767)
       Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,582)         2,501
       Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (378)          (552)
                                                                                                     ---------      ---------
Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (41,577)       (15,819)
                                                                                                     ---------      ---------
INVESTING ACTIVITIES
Expenditures for furniture and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,089)          (605)
Acquisitions of real estate service companies  . . . . . . . . . . . . . . . . . . . . . . . .         (20,863)             -
Investments in unconsolidated subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . .            (597)        (1,537)
Distributions from unconsolidated subsidiaries . . . . . . . . . . . . . . . . . . . . . . . .           2,977            564
Contributions from minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             171            457
Distributions to minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,994)          (145)
                                                                                                     ---------      ---------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (22,395)        (1,266)
                                                                                                     ---------      ---------

FINANCING ACTIVITIES
Principal payments on debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,390)        (1,819)
Proceeds from debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,615          2,306
Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . .              74              -
Collections of stockholder loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              91              -
                                                                                                     ---------      ---------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . .          32,390            487
                                                                                                     ---------      ---------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .         (31,582)       (16,598)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . . . . .          96,747         58,505
                                                                                                     ---------      ---------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .         $65,165        $41,907
                                                                                                     ---------      ---------
                                                                                                     ---------      ---------


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



3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     Operating results for unconsolidated subsidiaries in which the Company has an investment were as follows:


                                                           FOR THE THREE
                                                            MONTHS ENDED
                                                           MARCH 31, 1998
                                                           --------------
                Total revenues. . . .  . . . . . . . . . . $ 13,682
                Total expense . . . .  . . . . . . . . . .   (8,128)
                                                           --------
                  Net income. . . . .  . . . . . . . . . .   $5,554
                                                           --------
                                                           --------

4. STOCKHOLDERS' EQUITY

     A summary of the Company's stock option activity for the three months ended March 31, 1998 is as follows:

                                                        EXERCISE PRICE OF $3.85      EXERCISE PRICE OF $17.50 TO
                                                        (BELOW MARKET  PRICE AT      $29.44  (AT MARKET PRICE AT
                                                              GRANT DATE)                    GRANT DATE)                 TOTAL
                                                        -----------------------      ---------------------------         -----
OPTIONS OUTSTANDING:

December  31, 1997. . . . . . . . . . . . . . . . . .                2,423,769                       2,364,277        4,788,046
Granted . . . . . . . . . . . . . . . . . . . . . . .                        -                         118,943          118,943
Exercised . . . . . . . . . . . . . . . . . . . . . .                  (19,378)                              -          (19,378)
Forfeited . . . . . . . . . . . . . . . . . . . . . .                        -                         (38,866)         (38,866)
Expired . . . . . . . . . . . . . . . . . . . . . . .                        -                               -                -
                                                                     ---------                       ---------        ---------
March 31, 1998. . . . . . . . . . . . . . . . . . . .                2,404,391                       2,444,354        4,848,745
                                                                     ---------                       ---------        ---------

OPTIONS EXERCISABLE AT MARCH 31, 1998                                2,404,391                          15,822        2,381,347
                                                                     ---------                       ---------        ---------
                                                                     ---------                       ---------        ---------

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

Summarized operating data by business line for the quarters ended March 31, 1997 and 1998 (in thousands):



                                                    Property                             Infrastructure
                                                   Management          Brokerage           Management
                                               ------------------  ------------------  ------------------
                                                 1997      1998      1997      1998      1997      1998
                                               --------  --------  --------  --------  --------  --------
Service revenues . . . . . . . . . . . .        $22,024   $24,887   $16,935   $25,533   $14,569   $22,890
Income from unconsolidated
   subsidiaries. . . . . . . . . . . . .              -         -         -         -         -         -
Gain on disposition of real estate . . .              -         -         -         -         -         -
Other. . . . . . . . . . . . . . . . . .          1,407     1,487       144        68       150        34
                                                -------   -------   -------   -------   -------   -------
Total revenues . . . . . . . . . . . . .         23,431    26,374    17,079    25,601    14,719    22,924
Operating costs and expenses . . . . . .         19,971    21,546    17,472    23,240    14,085    20,858
                                                -------   -------   -------   -------   -------   -------
Income (loss) before income taxes. . . .        $ 3,460   $ 4,828   $ (393)   $ 2,361   $   634   $ 2,066
                                                -------   -------   -------   -------   -------   -------
                                                -------   -------   -------   -------   -------   -------
EBITDA, as adjusted (1). . . . . . . . .        $ 4,872   $ 5,342   $ 1,049   $ 2,798   $ 1,396   $ 2,387
                                                -------   -------   -------   -------   -------   -------
                                                -------   -------   -------   -------   -------   -------


                                                Development and
                                                 Construction            Retail              Total
                                               ------------------  ------------------  ------------------

                                                 1997      1998      1997      1998      1997      1998
                                               --------  --------  --------  --------  --------  --------
Service revenues . . . . . . . . . . . .       $  5,206   $ 8,891    $  325    $2,727   $59,059   $84,928
Income from unconsolidated
Subsidiaries . . . . . . . . . . . . . .             58     2,415         -         -        58     2,415
Gain on disposition of real estate . . .            158       581       966       285     1,124       866
Other. . . . . . . . . . . . . . . . . .            152       425         4        28     1,857     2,042
                                               --------   -------    ------    ------   -------   -------
Total revenues . . . . . . . . . . . . .          5,574    12,312     1,295     3,040    62,098    90,251
Operating costs and expenses . . . . . .          6,807    11,411     1,139     2,628    59,474    79,683
                                               --------   -------    ------    ------   -------   -------
Income (loss) before income taxes. . . .       $(1,233)   $   901    $  156    $  412   $ 2,624   $10,568
                                               --------   -------    ------    ------   -------   -------
                                               --------   -------    ------    ------   -------   -------
EBITDA, as adjusted (1). . . . . . . . .       $  (485)   $ 2,350    $  340    $  771   $ 7,172   $13,648
                                               --------   -------    ------    ------   -------   -------
                                               --------   -------    ------    ------   -------   -------

(1) EBITDA, as adjusted, represents earnings before interest, income taxes, depreciation and amortization, royalty and consulting fees and profit sharing. Management believes that EBITDA, as adjusted, can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. there can be no assurance that the Company's calculation of EBITDA, as adjusted, is comparable to similarly titled items reported by other companies.


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

     On a combined basis, development and construction service fees, gain on disposition of real estate and income from unconsolidated subsidiaries totaled $12.2 million in the first quarter of 1998, which represented 13.5% of the Company's first quarter 1998 total revenue. These combined revenues increased $5.8 million, or 90.1%, from $6.4 million in the first quarter of 1997. This revenue growth was primarily due to incentive development fees earned on a significant transaction in the first quarter of 1998, and income from unconsolidated subsidiaries resulting from sale of the underlying real estate.

     Retail services revenue, which represented 3.0% of the Company's first quarter 1998 total revenue, increased $2.4 million, or 800%, to $2.7 million in the first quarter of 1998 from $.3 million in the first quarter of 1997, primarily as a result of the acquisition of Doppelt & Company in August 1997.


OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased by $20.2 million, or 33.9%, to $79.7 million in the first quarter of 1998 from $59.5 million in the first quarter of 1997. A 35.3% increase in salaries, wages, and benefits is primarily due to the increased staffing required for the infrastructure management services business, as well as increases in staffing in other parts of the Company to support growth. Additionally, compensation increased in the first quarter of 1998 from the comparable period in 1997 due to the impact of the new compensation structure adopted in connection with the Company's initial public offering (the "Offering") in the fourth quarter of 1997. The increase in commissions of 56.4% corresponds to the growth in the Company's brokerage services revenues. The increase in general and administrative expenses is primarily due to a $2 million increase in rent, travel and overhead costs of the infrastructure management services business to accommodate the growth in the number of employees, coupled with a company-wide increase in administrative costs resulting from the overall increase in number of employees. The Company had no profit sharing expense in the first quarter of 1998 as compared to $2.6 million in the first quarter of 1997, as the future profits participation under the Company's Profit Sharing Plan were terminated in conjunction with the Offering. Additionally, the Company had no royalty or consulting expenses in the first quarter of 1998 as compared to $.5 million in the first quarter of 1997, because certain royalty and consulting arrangements to which the Company was a party were terminated concurrent with the Offering. Interest expense increased in the first quarter of 1998 as a result of interest expensed on real estate development projects that were completed and operated in 1998.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes" "anticipates," "expects" and words of similar import, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to,(i) the fact that a significant portion of the Company's historic revenues have been derived from significant business activities with certain entities which are affiliated with a significant stockholder, (ii) the conduct of investment or development activities by affiliates that are directly competitive with the Company's activities,
(iii) confusion that may be created in the market place between the Company and such affiliates, (iv) the control over the affairs and policies of the Company that could be exercised by the Company's directors, officers, employees and affiliates due to their significant stock ownership, (v) the Company's ability to continue to pursue an aggressive growth strategy (including through acquisitions), (vi) the ability of the Company to manage fluctuations in the Company's net earnings and cash flow which could result from the Company's increased participation as a principal in real estate investments, (vii) the Company's ability to compete in highly competitive national and local business lines and (viii) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

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

                                TRAMMELL CROW COMPANY


                                By:      /s/ William P. Leiser
                                    ------------------------------------------
                                                 William P. Leiser
                                       EXECUTIVE VICE PRESIDENT AND TREASURER
                                         (CHIEF ACCOUNTING OFFICER AND DULY
                                    AUTHORIZED TO SIGN THIS REPORT ON BEHALF OF
                                                  THE REGISTRANT)

Date: July 17, 1998