Form 10-Q
period 1998-06-30
TRAMMELL CROW CO
filed 1998-08-14
CIK 1022438

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  ----------

                                  FORM 10-Q

(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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





   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes __x__    No ___

    At August 10, 1998, there were 34,141,414 shares of Common Stock outstanding.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.  Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1998
             (unaudited) and December 31, 1997                                       1

            Condensed Consolidated Statements of Operations for the three
             and six months ended June 30, 1998 and 1997 (unaudited)                 2

            Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 1998 and 1997 (unaudited)                         3

            Notes to Condensed Consolidated Financial Statements (unaudited)         4

   Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                   8

PART II.    Other Information

Item 1.     Legal Proceedings                                                       14

Item 4.     Submission of Matters to a Vote of Security Holders                     14

Item 5.     Other Information                                                       14

Item 6.     Exhibits and Reports on Form 8-K                                        14

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                            JUNE 30,        DECEMBER 31,
                                                             1998               1997
                                                            --------          --------
                                                          (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT SHARE AND
                                                                  PER SHARE DATA)
Current assets
  Cash and cash equivalents                                 $ 58,306          $ 96,747
  Accounts receivable, net of allowance for doubtful
   accounts of $538 in 1998 and $955 in 1997                  52,936            40,602
  Receivables from affiliates                                    729               926
  Notes and other receivables                                  4,504             4,007
  Income taxes recoverable                                         -             4,939
  Deferred income taxes                                        3,493             3,870
  Real estate held for sale                                  134,091            98,567
  Other current assets                                        10,518             9,220
                                                            --------          --------
    Total current assets                                     264,577           258,878
Furniture and equipment, net                                   9,565             6,309
Deferred income taxes                                         12,078            14,397
Investments in unconsolidated subsidiaries                    12,338            11,244
Goodwill, net                                                 73,667            27,111
Other assets                                                  18,569             8,297
                                                            --------          --------
                                                            $390,794          $326,236
                                                            --------          --------
                                                            --------          --------


                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable                                          $ 25,385          $ 18,523
  Accrued expenses                                            54,881            56,270
  Payables to affiliates                                         296             4,466
  Income taxes payable                                         1,522                 -
  Current portion of long-term debt                              754               875
  Notes payable on real estate held for sale                  75,120            76,623
  Other current liabilities                                    2,117             2,185
                                                            --------          --------
    Total current liabilities                                160,075           158,942
Long-term debt, less current portion                          55,844             1,555
Deferred compensation                                          1,997             8,391
Other liabilities                                                406               417
                                                            --------          --------
    Total liabilities                                        218,322           169,305
Minority interest                                             17,994            19,859
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares
   authorized; none issued or outstanding                          -                 -
  Common stock; $0.01 par value; 100,000,000 shares
   authorized; 33,911,416 and 33,892,038 shares issued
   and outstanding in 1998 and 1997, respectively                339               339
  Paid-in capital                                            150,721           150,647
  Retained earnings (deficit)                                  4,446           (12,734)
  Less: stockholder loans                                     (1,028)           (1,180)
                                                            --------          --------
Total stockholders' equity                                   154,478           137,072
                                                            --------          --------
                                                            $390,794          $326,236
                                                            --------          --------
                                                            --------          --------


                            See accompanying notes.

                    TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                            FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                               ENDED JUNE 30           ENDED JUNE 30
                                                            -------------------    --------------------
                                                              1998       1997        1998        1997
                                                            --------    -------    --------    --------
                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
REVENUES
  Property management services                              $ 27,623    $21,818    $ 52,510    $ 43,842
  Brokerage services                                          33,075     19,983      58,608      36,918
  Infrastructure management services                          26,588     14,990      49,478      29,559
  Development and construction services                        9,799      8,876      18,690      14,082
  Retail services                                              2,269        170       4,996         495
                                                            --------    -------    --------    --------
                                                              99,354     65,837     184,282     124,896
  Income from investments in unconsolidated subsidiaries       4,043      1,168       6,458       1,226
  Gain on disposition of real estate                          10,153        572      11,019       1,696
  Other income                                                 1,741      1,767       3,783       3,624
                                                            --------    -------    --------    --------
                                                             115,291     69,344     205,542     131,442
COSTS AND EXPENSES
  Salaries, wages, and benefits                               55,006     34,710     105,522      72,049
  Commissions                                                 16,554      8,454      27,507      15,457
  General and administrative                                  17,225     13,147      32,322      23,450
  Profit sharing                                                   -      4,848           -       7,418
  Depreciation                                                 1,008        809       2,093       1,707
  Amortization                                                   941        342       1,270         342
  Interest                                                     3,573      1,561       5,239       2,113
  Royalty and consulting fees                                      -        996           -       1,524
  Minority interest                                            2,843         75       2,880         356
                                                            --------    -------    --------    --------
                                                              97,150     64,942     176,833     124,416
                                                            --------    -------    --------    --------

Income before income taxes                                    18,141      4,402      28,709       7,026
Income tax expense                                             7,290      1,717      11,529       2,740
                                                            --------    -------    --------    --------
Net income                                                  $ 10,851    $ 2,685    $ 17,180    $  4,286
                                                            --------    -------    --------    --------
                                                            --------    -------    --------    --------
Earnings per share:

  Basic                                                     $    .32          *    $    .51           *
                                                            --------               --------
                                                            --------               --------
  Diluted                                                   $    .30          *    $    .48           *
                                                            --------               --------
                                                            --------               --------

------------

* Information is not relevant due to change in capital structure.


                           See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                            FOR THE SIX MONTHS
                                                               ENDED JUNE 30
                                                           ---------------------
                                                             1998         1997
                                                           --------     --------
                                                               (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                 $ 17,180     $  4,286
Adjustments to reconcile net income to net cash
 used in operating activities
  Depreciation                                                2,093        1,707
  Amortization                                                1,270          342
  Minority interest                                           2,880          356
  Deferred income tax provision                               3,353          313
  Income from investments in unconsolidated subsidiaries     (6,458)      (1,226)
  Gain on disposition of real estate                        (11,019)      (1,696)
  Changes in operating assets and liabilities
    Accounts receivable                                      (9,037)       4,300
    Receivables from affiliates                                 197        1,059
    Notes receivable and other assets                        (5,335)      (4,579)
    Expenditures for real estate held for sale              (97,856)     (38,534)
    Proceeds from sale of real estate                        73,351       39,272
    Proceeds from real estate notes payable                  43,919       32,544
    Payments on real estate notes payable                   (45,422)     (32,403)
    Accounts payable and accrued expenses                     1,678      (19,680)
    Payables to affiliates                                   (3,737)      (3,884)
    Income taxes recoverable/payable                          6,461       (1,580)
    Deferred compensation                                    (6,394)       7,418
    Other liabilities                                          (588)        (289)
                                                           --------     --------
Net cash used in operating activities                       (33,464)     (12,274)
                                                           --------     --------
INVESTING ACTIVITIES
Expenditures for furniture and equipment                     (4,669)      (1,245)
Acquisitions of real estate service companies               (54,513)           -
Investments in unconsolidated subsidiaries                   (3,330)      (3,875)
Distributions from unconsolidated subsidiaries                8,694        2,996
Contributions from minority interest                            201        2,632
Distributions to minority interest                           (5,379)        (904)
                                                           --------     --------
Net cash used in investing activities                       (58,996)        (396)
                                                           --------     --------
FINANCING ACTIVITIES
Principal payments on debt                                  (11,822)      (4,224)
Proceeds from debt                                           65,615        4,076
Proceeds from exercise of stock options                          74            -
Purchase of common stock                                          -         (730)
Dividends paid                                                    -       (8,200)
Collections of stockholder loans                                152        1,918
                                                           --------     --------
Net cash provided by (used in) financing activities          54,019       (7,160)
                                                           --------     --------
Net decrease in cash and cash equivalents                   (38,441)     (19,830)
Cash and cash equivalents, beginning of period               96,747       58,505
                                                           --------     --------
Cash and cash equivalents, end of period                   $ 58,306     $ 38,675
                                                           --------     --------
                                                           --------     --------

                          See accompanying notes.

                    TRAMMELL CROW COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)

1. GENERAL

     The consolidated interim financial statements of Trammell Crow Company (the "Company") included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.
In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

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

USE OF ESTIMATES

     The preparation of the financial statements in accordance with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

     The provision for income taxes has been included in the accompanying financial statements based on an estimated annual effective tax rate. The differences between the provisions for income taxes and amounts computed by applying the statutory federal income tax rates to income are primarily a result of amortization of goodwill, state income taxes, non-deductible meals and entertainment expenditures, payment of deferred compensation, and the impact of options expected to be exercised prior to December 31, 1998.

EARNINGS PER SHARE

     Weighted average shares outstanding used to calculate basic earnings per share for the three and six months ended June 30, 1998 were 33,911,416 and 33,905,528, respectively. Weighted average shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 1998 were 36,158,600 and 36,142,448, respectively. For the three and six months ended June 30, 1998, employee stock options to purchase 2,247,184 and 2,236,920 shares of common stock, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share because these options are dilutive.

2. REAL ESTATE HELD FOR SALE

     During the six months ended June 30, 1998, the Company sold fifteen real estate projects for an aggregate sales price of $73,351, resulting in a gain on disposition of $11,019. During the six months ended June 30, 1997, the Company sold eight real estate projects for an aggregate sales price of $39,272, resulting in a gain on disposition of $1,696.

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

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     Operating results for unconsolidated subsidiaries in which the Company has an investment were as follows:

                                               FOR THE SIX
                                               MONTHS ENDED
                                              JUNE 30, 1998
                                              -------------
          Total revenues                        $ 32,709
          Total expenses                         (15,558)
                                                --------
            Net income                          $ 17,151
                                                --------
                                                --------

4. STOCKHOLDERS' EQUITY

     A summary of the Company's stock option activity for the six months ended June 30, 1998 is as follows:

                                       EXERCISE PRICE OF $3.85     EXERCISE PRICE OF $17.50 TO
                                       (BELOW MARKET PRICE AT      $36.00 (AT MARKET PRICE AT
                                             GRANT DATE)                    GRANT DATE)                    TOTAL
                                       -----------------------     ---------------------------           ---------
Options outstanding:
December 31, 1997                           2,423,769                       2,364,277                    4,788,046
Granted                                             -                         147,603                      147,603
Exercised                                     (19,378)                              -                      (19,378)
Forfeited                                           -                         (66,221)                     (66,221)
Expired                                             -                               -                            -
                                            ---------                       ---------                    ---------
June 30, 1998                               2,404,391                       2,445,659                    4,850,050
                                            ---------                       ---------                    ---------
                                            ---------                       ---------                    ---------

OPTIONS EXERCISABLE AT JUNE 30, 1998        2,404,391                          26,370                    2,430,761
                                            ---------                       ---------                    ---------
                                            ---------                       ---------                    ---------

5.  ACQUISITIONS OF REAL ESTATE SERVICE COMPANIES

     In March 1998, the Company purchased all of the issued and outstanding capital stock of Tooley & Company, Inc. ("Tooley"), a California real estate services company primarily engaged in office management and leasing. The Company paid cash of $23,400 for the capital stock, and paid an additional $1,000 to two of the principals of Tooley as consideration for non-compete agreements. The Company also agreed to pay the seller an additional $3,000 of purchase price if Tooley achieves certain performance standards in the future, as well as certain payments based upon the future performance of certain of Tooley's projects. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $17,016. The operations of Tooley are included in the Company's operations from the date of acquisition. The Company borrowed $23,000 under its credit facility to fund the purchase.

     In May 1998, the Company acquired the business of Fallon Hines & O'Connor, Inc., a Boston, Massachusetts-based commercial real estate brokerage, consulting and advisory firm ("Fallon"). In exchange for substantially all of the assets of Fallon, the Company paid approximately $30,595 in cash and agreed to pay up to an additional $6,000 in cash and/or stock options if the acquired business meets certain performance thresholds. The Company also paid an aggregate of $2,000 to the principals of Fallon in exchange for certain covenants not to compete.
In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $29,529. The operations of Fallon are included in the Company's operations from the date of acquisition. The Company borrowed $32,000 under its credit facility to fund the acquisition.

                    TRAMMELL CROW COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.  LONG-TERM DEBT

     Long-term debt consists of the following at:

                                                           JUNE 30,      DECEMBER 31,
                                                             1998           1997
                                                           --------      ------------
Borrowings under $150,000 line of credit with a bank       $55,000          $    -
Capital lease obligations                                    1,598           1,579
Notes payable to former stockholders                             -             851
                                                           -------          ------
Total long-term debt                                        56,598           2,430
Less current portion of long-term debt                         754             875
                                                           -------          ------
                                                           $55,844          $1,555
                                                           -------          ------
                                                           -------          ------

     At June 30, 1998, the Company has $89,507 available under its $150,000 line of credit.

7.  CONTINGENCIES

     At June 30, 1998, the Company has guaranteed $4,437 of real estate notes payable of others. These notes are collateralized by the underlying real estate. The Company has outstanding letters of credit totaling $16,838 at June 30, 1998, which expire at varying dates through January 2003.

     In addition, at June 30, 1998, the Company has several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

     The Company and its subsidiaries are defendants in lawsuits that arose in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position.

8.  SUBSEQUENT EVENT

     In July 1998, the Company acquired a portion of the businesses of Faison & Associates ("Faison") and Faison Enterprises, Inc. ("Faison Enterprises"), which are engaged in the development, leasing and management of office and retail properties primarily in the Midatlantic and Southeast regions of the United States. In exchange for the portion of the businesses acquired, the Company paid $36,107 in cash and delivered a $2,000 promissory note that bears interest at an annual rate of 6.0%. The note matures on April 30, 2000 and is payable in eight equal quarterly installments. In connection with the closing, Mr. Henry Faison and Faison Enterprises purchased an aggregate of 127,828 shares of common stock for $4,000. In addition, the Company entered into a development program with Faison Enterprises to develop certain retail development projects identified through the Company's operations purchased in the acquisition. Faison Enterprises also entered into a long-term services contract with the Company with respect to the properties developed under this program and certain other properties controlled by Mr. Henry Faison.

     In connection with the acquisition, the Company entered into employment agreements with four key employees, including Mr. Faison, and in connection with such employment agreements the Company paid an aggregate of $1,000 in exchange for certain covenants not to compete. The Company authorized the issuance of options to purchase an aggregate of approximately 70,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock on the date of grant to certain employees of the acquired business who were retained after the closing.

                    TRAMMELL CROW COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     In addition, on August 5, 1998, the Company authorized the grant of an aggregate of 63,490 restricted shares of its common stock to certain employees of the acquired business who were retained after the closing.
These shares will vest on July 2, 2000 if the grantee has been continuously employed by the Company from the date of closing. At the closing, Mr. Henry Faison was elected to serve as a Class III Director of the Company's Board of Directors with a term expiring at the Company's annual meeting of stockholders in 2000. The acquisition will be accounted for using the purchase method of accounting. The Company borrowed $37,000 under its credit facility to fund the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

     Trammell Crow Company is one of the largest diversified commercial real estate service firms in the United States. As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company is organized into five principal lines of business. The Company's property management services business provides services relating to all aspects of building operations, tenant relations and oversight of building improvement processes, primarily for building owners who do not occupy the properties managed by the Company. The brokerage services business advises buyers, sellers, landlords and tenants in connection with the sale and leasing of office, industrial and retail space and land. The infrastructure management business entails providing comprehensive day-to-day occupancy related services, principally to large corporations which occupy commercial facilities in multiple locations. These services include administration, day-to-day maintenance and repair of client occupied facilities and strategic functions such as space planning, relocation coordination, facilities management and portfolio management. The development and construction services business includes financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management and tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services. The Company's retail services business provides tenant representation, disposition, development and financial services to national and global retail customers.

Summarized operating data by business line for the three and six months ended June 30, 1997 and 1998 (in thousands):

                                              THREE MONTHS ENDED  SIX MONTHS ENDED
                                                   JUNE 30,           JUNE 30,
                                              ------------------  -----------------
                                                1998      1997      1998      1997
                                              -------   -------   -------   -------
PROPERTY MANAGEMENT:
Service revenues                              $27,623   $21,818   $52,510   $43,842
Income from unconsolidated subsidiaries             -         -         -         -
Gain on disposition of real estate                  -         -         -         -
Other                                           1,505     1,070     2,992     2,477
                                              -------   -------   -------   -------
Total revenues                                 29,128    22,888    55,502    46,319
Operating costs and expenses                   23,483    20,412    45,029    40,383
                                              -------   -------   -------   -------
Income (loss) before income taxes             $ 5,645   $ 2,476   $10,473   $ 5,936
                                              -------   -------   -------   -------
                                              -------   -------   -------   -------
EBITDA, as adjusted (1)                       $ 6,534   $ 5,186   $11,876   $10,058
                                              -------   -------   -------   -------
                                              -------   -------   -------   -------

BROKERAGE:
Service revenues                              $33,075   $19,983   $58,608   $36,918
Income from unconsolidated subsidiaries             -         -         -         -
Gain on disposition of real estate                  -         -         -         -
Other                                             145       159       213       303
                                              -------   -------   -------   -------
Total revenues                                 33,220    20,142    58,821    37,221
Operating costs and expenses                   30,648    19,880    53,888    37,352
                                              -------   -------   -------   -------
Income (loss) before income taxes             $ 2,572   $   262   $ 4,933   $  (131)
                                              -------   -------   -------   -------
                                              -------   -------   -------   -------
EBITDA, as adjusted (1)                       $ 3,301   $ 2,302   $ 6,099   $ 3,351
                                              -------   -------   -------   -------
                                              -------   -------   -------   -------

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30,            JUNE 30,
                                              ------------------  -------------------
                                                1998      1997      1998       1997
                                             --------   -------   --------   --------
INFRASTRUCTURE MANAGEMENT:
Service revenues                             $ 26,588   $14,990   $ 49,478   $ 29,559
Income from unconsolidated subsidiaries             -         -          -          -
Gain on disposition of real estate                  -         -          -          -
Other                                              49        (3)        83        147
                                             --------   -------   --------   --------
Total revenues                                 26,637    14,987     49,561     29,706
Operating costs and expenses                   23,100    14,136     43,958     28,221
                                             --------   -------   --------   --------
Income (loss) before income taxes            $  3,537   $   851   $  5,603   $  1,485
                                             --------   -------   --------   --------
                                             --------   -------   --------   --------
EBITDA, as adjusted (1)                      $  3,983   $ 1,864   $  6,370   $  3,260
                                             --------   -------   --------   --------
                                             --------   -------   --------   --------
DEVELOPMENT AND CONSTRUCTION:
Service revenues                             $  9,799   $ 8,876   $ 18,690   $ 14,082
Income from unconsolidated subsidiaries         4,043     1,168      6,458      1,226
Gain on disposition of real estate             10,129       584     10,710        742
Other                                              22       538        447        690
                                             --------   -------   --------   --------
Total revenues                                 23,993    11,166     36,305     16,740
Operating costs and expenses                   17,691     9,825     29,102     16,632
                                             --------   -------   --------   --------
Income (loss) before income taxes            $  6,302   $ 1,341   $  7,203   $    108
                                             --------   -------   --------   --------
                                             --------   -------   --------   --------
EBITDA, as adjusted (1)                      $  9,489   $ 3,998   $ 11,839   $  3,513
                                             --------   -------   --------   --------
                                             --------   -------   --------   --------
RETAIL:
Service revenues                             $  2,269   $   170   $  4,996   $    495
Income from unconsolidated subsidiaries             -         -          -          -
Gain on disposition of real estate                 24       (12)       309        954
Other                                              20         3         48          7
                                             --------   -------   --------   --------
Total revenues                                  2,313       161      5,353      1,456
Operating costs and expenses                    2,228       689      4,856      1,828
                                             --------   -------   --------   --------
Income (loss) before income taxes            $     85   $  (528)  $    497   $   (372)
                                             --------   -------   --------   --------
                                             --------   -------   --------   --------
EBITDA, as adjusted (1)                      $    356   $  (392)  $  1,127   $    (52)
                                             --------   -------   --------   --------
                                             --------   -------   --------   --------
TOTAL:
Service revenues                             $ 99,354   $65,837   $184,282   $124,896
Income from unconsolidated subsidiaries         4,043     1,168      6,458      1,226
Gain on disposition of real estate             10,153       572     11,019      1,696
Other                                           1,741     1,767      3,783      3,624
                                             --------   -------   --------   --------
Total revenues                                115,291    69,344    205,542    131,442
Operating costs and expenses                   97,150    64,942    176,833    124,416
                                             --------   -------   --------   --------
Income (loss) before income taxes            $ 18,141   $ 4,402   $ 28,709   $  7,026
                                             --------   -------   --------   --------
                                             --------   -------   --------   --------
EBITDA, as adjusted (1)                      $ 23,663   $12,958   $ 37,311   $ 20,130
                                             --------   -------   --------   --------
                                             --------   -------   --------   --------

(1) EBITDA, as adjusted, represents earnings before interest, income taxes, depreciation and amortization, royalty and consulting fees and profit sharing. The Company had no profit sharing expense in 1998 as the future profits participation under the Company's Profit Sharing Plan were terminated in conjunction with the Company's initial public offering (the "Offering"). Additionally, the Company had no royalty or consulting expenses in 1998 because certain royalty and consulting arrangements to which the Company was a party were terminated in connection with the Offering. Management believes that EBITDA, as adjusted, can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative either to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA, as adjusted, is comparable to similarly titled items reported by other companies.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
                        THREE AND SIX MONTHS ENDED JUNE 30, 1997

REVENUES. The Company's total revenues grew $46.0 million, or 66.4%, to $115.3 million for the three months ended June 30, 1998 and grew $74.1 million, or 56.4%, to $205.5 million for the six months ended June 30, 1998 from the comparable periods in the prior year.

     Property management services revenue, which represented 23.9% and 25.5% of the Company's total revenue for the three and six months ended June 30, 1998, respectively, increased $5.8 million, or 26.6%, to $27.6 million for the three months ended June 30, 1998 and increased $8.7 million, or 19.9%, to $52.5 million for the six months ended June 30, 1998 from the comparable periods in the prior year. These increases were primarily due to a general increase in market rents and a decrease in vacancies, resulting in higher revenues for properties managed, which led to higher management fees to the Company since fees are generally based on a percentage of property revenues. In addition, square feet under management increased in both 1998 periods, primarily due to the acquisition of Tooley.

     Brokerage services revenue, which represented 28.7% and 28.5% of the Company's total revenue for the three and six months ended June 30, 1998, respectively, increased $13.1 million, or 65.5%, to $33.1 million for the three months ended June 30, 1998 and increased $21.7 million, or 58.8%, to $58.6 million for the six months ended June 30, 1998 from the comparable periods in the prior year. The revenue growth resulted from an increase in the number of brokerage transactions fueled by an increase of 33% and 47% in the average number of brokers employed during the three and six months ended June 30, 1998, respectively, from the comparable prior year periods, coupled with a general increase in market rents.

     Infrastructure management services revenues, which represented 23.1% and 24.1% of the Company's total revenue for the three and six months ended June 30, 1998, respectively, increased $11.6 million, or 77.3%, to $26.6 million for the three months ended June 30, 1998 and increased $19.9 million, or 67.2%, to $49.5 million for the six months ended June 30, 1998 from the comparable periods in the prior year. The revenue growth resulted primarily from the addition of two significant new customers in the financial services industry, expansion of services provided to two other major customers, and the addition of an infrastructure management contract with the University of Pennsylvania.

     Revenues from development and investment activities (comprised of development and construction service fees, gain on disposition of non-retail build-to-suit real estate projects and income from unconsolidated subsidiaries) totaled $24.0 million and $35.9 million for the three and six months ended June 30, 1998, respectively, and represented 20.8% and 17.5% of the Company's total revenue for the three and six months ended June 30, 1998, respectively. These revenues increased $13.4 million, or 126.4%, from $10.6 million for the second quarter of 1997 and increased $19.8 million, or 123.0%, from $16.1 million for the six months ended June 30, 1997. The revenue growth was primarily due to a significant increase in the second quarter in the number of development projects with respect to which the Company receives development fees, an increase in gain on disposition of real estate resulting primarily from two significant sales in the second quarter of 1998 and an increase in income from unconsolidated subsidiaries resulting from sale of the underlying real estate.

     Retail revenues (including services revenues and gain on disposition of retail build-to-suit real estate projects) totaled $2.3 million and $5.3 million for the three and six months ended June 30, 1998, repectively, and represented 2.0% and 2.6% of the Company's total revenue for the three and six months ended June 30, 1998, respectively. These revenues increased $2.1 million, or 1050%, from $0.2 million for the second quarter of 1997 and increased $3.9, or 278.6%, from $1.4 million for the six months ended June 30, 1997. This revenue growth was primarily a result of the acquisition of Doppelt & Company in August 1997.

OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased by $32.3 million, or 49.8%, to $97.2 million for the three months ended June 30, 1998 and increased $52.4 million, or 42.1%, to $176.8 million for the six months ended June 30, 1998 from comparable periods in the prior year. These increases were primarily due to 58.5% and 46.5% increases in salaries, wages, and benefits for the three and six months ended June 30, 1998, respectively, primarily due to the increased staffing required for the infrastructure management services business, as well as increases in staffing in other parts of the Company to support growth. Additionally, compensation increased for the three and six months ended June 30, 1998 from the comparable periods in 1997 due to the impact of the new compensation structure adopted in connection with the Offering in the fourth quarter of 1997. Commissions increased 95.3% and 77.4%, respectively, for the three and six months ended June 30, 1998 corresponding to the growth in the Company's brokerage services revenues. General and administrative expenses increased $4.8 million primarily due to increases in rent, travel and overhead costs of the infrastructure management services business resulting from the addition of three significant customers and the expansion of services provided to two other significant customers, coupled with a company-wide increase in administrative costs resulting from the overall increase in number of employees. The Company had no profit sharing expense in 1998 as compared to $4.8 million and $7.4 million, respectively, for the three and six months ended June 30, 1997, as the future profits participation under the Company's Profit Sharing Plan was terminated in conjunction with the Offering and with the adoption of the Company's current compensation structure. Additionally, the Company had no royalty or consulting expenses in 1998 as compared to $1.0 million and $1.5 million, respectively, for the three and six months ended June 30, 1997, because certain royalty and consulting arrangements to which the Company was a party were terminated in connection with the Offering. Interest expense increased for the three and six months ended June 30, 1998 primarily as a result of interest expensed on real estate development projects that were completed and operated in 1998, as well as contingent interest incurred upon the sale of a real estate project and interest on debt borrowed for acquisitions of real estate service companies.

INCOME BEFORE INCOME TAXES. The Company's income before income taxes increased $13.7 million, to $18.1 million for the three months ended June 30, 1998 and increased $21.7 million, to $28.7 million for the six months ended June 30, 1998 from the comparable prior year periods due to the fluctuations in revenues and expenses described above.

NET INCOME. Net income increased $8.2 million, to $10.9 million for the three months ended June 30, 1998 as compared to the same period in the prior year, and increased $12.9 million, to $17.2 million for the six months ended June 30, 1998 from the same period in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources requirements include expenditures for real estate held for sale and payments on notes payable associated with its development and construction activities; the funding of working capital needs, primarily accounts receivable from its clients and affiliates; and the funding of capital investments, including the acquisition of other real estate service companies. Historically, the Company has financed its operations, investments and acquisitions with internally generated funds, and additional liquidity has been available to the Company through deferred compensation arrangements under its Profit Sharing Plan. The Company terminated future profits participation under the Profit Sharing Plan in connection with the Offering, and the Company expects that this will have a positive effect on its cash flow from operations in 1998 and future periods. In addition, the Company has historically financed its development and construction services activities with construction loans secured by underlying real estate.

     Net cash flow used in operating activities totaled $33.5 million for the six months ended June 30, 1998, compared to $12.3 million in the comparable period in 1997. The increased use of cash in operating activities is primarily due to a significant increase in development activity and related expenditures for real estate held for sale, payment in 1998 of profit sharing distributions totaling $11.1 million which were accrued at December 31, 1997, and working capital used to support the growth in operations.

     Net cash flow used in investing activities totaled $59.0 million for the six months ended June 30, 1998, compared to $0.4 million for the comparable period in 1997. This change is primarily attributable to the acquisition of Tooley & Company in March 1998 and Fallon Hines & O'Connor, Inc. in May 1998.

     Net cash flow provided by financing activities totaled $54.0 million for the six months ended June 30, 1998, compared to net cash flow used in financing activities of $7.2 million for the comparable period in 1997. The increase in cash provided by financing activities is primarily due to borrowings of $55.0 million under a revolving line of credit as described below.

     On December 1, 1997, the Company obtained a $150 million revolving line of credit arranged by NationsBank of Texas, N.A. as the administrative agent (the "Credit Facility"). Under the terms of the Credit Facility, the Company can obtain loans which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate, which is the higher of the prime lending rate announced from time-to-time by the administrative agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at an adjusted Eurodollar rate plus a margin which ranges from 1.25% to 1.75%, depending upon the Company's leverage ratio at the date the margin is determined. The Credit Facility contains various covenants such as the maintenance of minimum equity and liquidity and covenants relating to certain key financial data. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150 million commitment. Through June 30, 1998, the Company had borrowed $65.0 million under the Credit Facility including $10.0 million to fund its co-investment activities and $55.0 million for recent acquisitions, and repaid $10.0 million of these amounts. At June 30, 1998, the Company had an unused borrowing capacity (taking into account letters of credit outstanding) under the Credit Facility of approximately $89.5 million. In
July 1998, the Company borrowed an additional $37.1 million under the Credit Facility to finance the acquisition of Faison, reducing the amount available thereunder (taking into account letters of credit outstanding) to approximately $52.4 million. The shares of certain wholly-owned subsidiaries having 5% or more of the consolidated assets, revenues or earnings of the Company, and subsidiaries which are engaged primarily in the business of real estate development and ownership, whose assets are not subject to any financing, having more than 5% of the consolidated assets, revenues or earnings of the Company, are pledged as security for the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

     The Company intends to retain earnings to finance its growth and, therefore, does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Facility will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, acquisitions of service companies and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of its implementation of its growth strategy. The Company regularly monitors capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

IMPACT OF YEAR 2000

     Many currently installed computer systems are not capable of distinguishing dates occurring during and after the year 2000 from those occurring in earlier years. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change. The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures and has established a project team to assess Year 2000 risks. The project team coordinates the identification and implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its operational systems. The Company is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position.

     Based on preliminary assessments, commenced in 1997, of the systems and software used to process its own transactions, the Company believes that such systems and software are Year 2000 compliant, or can be modified or replaced on a timely basis to be compliant, without material cost to the Company. The Company is assessing the systems and software used to process certain of its customers' transactions. Until the Company completes a thorough assessment of its systems and software, including systems and software used to process its customers' transactions (currently scheduled for completion by December 1, 1998), the Company cannot estimate the costs and time period that will be required for any indicated modifications or replacements of such systems and software. The Company expects to finish such assessment, design an action plan (which will include specific remediation steps and timetables, expected costs, and identification of the resources required for implementation) and begin implementation of such action plan during 1998.

     The Company also recognizes that Year 2000 issues could have an extensive impact on the physical operation of buildings managed by the Company, such as operation of elevators and energy management and security access systems. As part of its plan for addressing Year 2000 issues, the Company is addressing and assisting its owner and user customers with the identification and remediation of Year 2000 issues associated with critical systems at the customers' properties.

     The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business do not comply with Year 2000 requirements. If any such third parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or if Year 2000 issues prevent such third parties from timely delivering products or services required by the Company, the Company's results of operations could be materially adversely affected. The Company has begun discussions with its vendors regarding the need to be Year 2000 compliant. Although the Company has no reason to believe that its vendors are not Year 2000 compliant (or will not be compliant on a timely basis), the Company is unable to determine at this time the effect that non-compliance by vendors would have on the Company's operations.

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

PART II -- OTHER INFORMATION

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on May 21, 1998, the following items were presented to stockholders with the following results:

     1. To elect the individuals named below to the Board of Directors to serve until the annual meeting of the Company's stockholders in 2001 or until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

                                              Number of Shares
                                            ---------------------
                                               For       Withheld
                                            ----------   --------
              George L. Lippe               26,816,159     8,745
              Rowland T. Moriarty           26,815,959     8,945
              Robert E. Sulentic            26,815,659     9,245

     2. To ratify the selection of Ernst & Young LLP as independent accountants of the Company for the fiscal year ended December 31, 1998.

                                              Number of Shares
                                              ----------------
              For                                26,260,196
              Against                               425,527
              Abstain                               139,181

     3. To approve the adoption of the Trammell Crow Company Employee Stock Purchase Plan.

                                              Number of Shares
                                              ----------------
              For                                26,722,877
              Against                               101,065
              Abstain                                   962

ITEM 5.  OTHER INFORMATION

     Because of a recent change to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management will have discretionary authority to vote on any matter of which the Company does not receive notice by March 9, 1999, with respect to proxies submitted to the 1999 Annual Meeting of the Company's stockholders. This rule change does not affect the deadline set forth in Rule 14a-8 promulgated under the Exchange Act for including a stockholder proposal in the Board of Directors' solicitation of proxies. Therefore, in order to be included in the Board of Directors' solicitation of proxies relating to the 1999 Annual Meeting of the Company's stockholders, a stockholder proposal must be received by the Secretary of the Company at 2001 Ross Avenue, Suite 3400, Dallas, Texas 75201, no later than
December 22, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27  Financial Data Schedule

     (b)  Reports on Form 8-K filed since March 31, 1998:

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


Date: August 14, 1998