Form 10-Q
period 1998-09-30
TRAMMELL CROW CO
filed 1998-11-16
CIK 1022438

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1998

                                    OR

         Transition report pursuant to Section 13 or 15d of the Securities
                               Exchange Act of 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At November 9, 1998, there were 34,250,701 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                                                               PAGE
                                                                                                              NUMBER
                                                                                                           -------------
PART I. Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31,
             1997........................................................................................            1

           Condensed Consolidated Statements of Operations for the three and nine months ended September
             30, 1998 and 1997 (unaudited)...............................................................            2

           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998
             and 1997 (unaudited)........................................................................            3

           Notes to Condensed Consolidated Financial Statements (unaudited)..............................            4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........            9

PART II. Other Information

Item 1.    Legal Proceedings.............................................................................           19

Item 5.    Other Information.............................................................................           19

Item 6.    Exhibits and Reports on Form 8-K..............................................................           19

PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)

                                                                                      (IN THOUSANDS, EXCEPT SHARE
                                                                                          AND PER SHARE DATA)
Current assets
  Cash and cash equivalents.........................................................   $    76,471    $   96,747
  Accounts receivable, net of allowance for doubtful accounts of $586 in 1998 and
    $955 in 1997....................................................................        70,456        40,602
  Receivables from affiliates.......................................................         1,394           926
  Notes and other receivables.......................................................         6,205         4,007
  Income taxes recoverable..........................................................       --              4,939
  Deferred income taxes.............................................................         3,058         3,870
  Real estate held for sale.........................................................       128,058        98,567
  Other current assets..............................................................        10,928         9,220
                                                                                      -------------  ------------
    Total current assets............................................................       296,570       258,878
Furniture and equipment, net........................................................        12,783         6,309
Deferred income taxes...............................................................        11,866        14,397
Investments in unconsolidated subsidiaries..........................................        13,026        11,244
Goodwill, net.......................................................................       103,863        27,111
Other assets........................................................................        28,530         8,297
                                                                                      -------------  ------------
                                                                                       $   466,638    $  326,236
                                                                                      -------------  ------------
                                                                                      -------------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..................................................................   $    25,100    $   18,523
  Accrued expenses..................................................................        69,246        56,270
  Payables to affiliates............................................................         4,930         4,466
  Income taxes payable..............................................................         3,555        --
  Current portion of long-term debt.................................................         1,799           875
  Notes payable on real estate held for sale........................................        77,297        76,623
  Other current liabilities.........................................................         1,493         2,185
                                                                                      -------------  ------------
    Total current liabilities.......................................................       183,420       158,942
Long-term debt, less current portion................................................        93,476         1,555
Deferred compensation...............................................................            57         8,391
Other liabilities...................................................................           245           417
                                                                                      -------------  ------------
    Total liabilities...............................................................       277,198       169,305
Minority interest...................................................................        14,210        19,859
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or
    outstanding.....................................................................       --             --
  Common stock; $0.01 par value; 100,000,000 shares authorized; 34,173,855 and
    33,892,038 shares issued and outstanding in 1998 and 1997,
    respectively....................................................................           342           339
  Paid-in capital...................................................................       157,663       150,647
  Retained earnings (deficit).......................................................        18,730       (12,734)
  Less: Stockholder loans...........................................................        (1,028)       (1,180)
       Unearned compensation, net...................................................          (477)       --
                                                                                      -------------  ------------
Total stockholders' equity..........................................................       175,230       137,072
                                                                                      -------------  ------------
                                                                                       $   466,638    $  326,236
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                                                    ---------------------  ----------------------
                                                                       1998       1997        1998        1997
                                                                    ----------  ---------  ----------  ----------
                                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                                        DATA)
REVENUES
  Property management services....................................  $   29,387  $  21,213  $   81,897  $   65,055
  Brokerage services..............................................      42,206     24,774     100,814      61,692
  Infrastructure management services..............................      29,936     18,395      79,414      47,954
  Development and construction services...........................      23,442     13,380      42,132      27,462
  Retail services.................................................       6,491      1,417      11,487       1,912
                                                                    ----------  ---------  ----------  ----------
                                                                       131,462     79,179     315,744     204,075
  Income from investments in unconsolidated subsidiaries..........         693        241       7,151       1,467
  Gain (loss) on disposition of real estate.......................      12,436       (130)     23,455       1,566
  Other income....................................................       2,229      2,507       6,012       6,131
                                                                    ----------  ---------  ----------  ----------
                                                                       146,820     81,797     352,362     213,239

COSTS AND EXPENSES
  Salaries, wages, and benefits...................................      70,742     41,957     176,264     114,006
  Commissions.....................................................      20,546      9,922      48,053      25,379
  General and administrative......................................      24,455     10,329      56,777      33,779
  Profit sharing..................................................      --          7,999      --          15,417
  Depreciation....................................................       1,292        975       3,385       2,682
  Amortization....................................................       2,240        250       3,510         592
  Interest........................................................       2,543      1,223       7,782       3,336
  Royalty and consulting fees.....................................      --          1,643      --           3,167
  Minority interest...............................................         822        (76)      3,702         280
                                                                    ----------  ---------  ----------  ----------
                                                                       122,640     74,222     299,473     198,638
                                                                    ----------  ---------  ----------  ----------
Income before income taxes........................................      24,180      7,575      52,889      14,601
Income tax expense................................................       9,896      3,007      21,425       5,747
                                                                    ----------  ---------  ----------  ----------
Net income........................................................  $   14,284  $   4,568  $   31,464  $    8,854
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
Earnings per share:
  Basic...........................................................  $      .42      *      $      .93      *
                                                                    ----------             ----------
                                                                    ----------             ----------
  Diluted.........................................................  $      .39      *      $      .87      *
                                                                    ----------             ----------
                                                                    ----------             ----------

------------------------

*   Information is not relevant due to change in capital structure.

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                             FOR THE NINE MONTHS
                                                                                             ENDED SEPTEMBER 30
                                                                                            ---------------------
                                                                                               1998       1997
                                                                                            ----------  ---------
                                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES
Net income................................................................................  $   31,464  $   8,854
Adjustments to reconcile net income to net cash used in operating activities
  Depreciation............................................................................       3,385      2,682
  Amortization............................................................................       3,510        592
  Amortization of employment contracts....................................................         693     --
  Minority interest.......................................................................       3,702        280
  Deferred income tax provision...........................................................       4,000        159
  Income from investments in unconsolidated subsidiaries..................................      (7,151)    (1,467)
  Gain on disposition of real estate......................................................     (23,455)    (1,566)
  Changes in operating assets and liabilities
    Accounts receivable...................................................................     (26,557)    (4,962)
    Receivables from affiliates...........................................................        (468)       941
    Notes receivable and other assets.....................................................     (14,255)    (6,805)
    Expenditures for real estate held for sale............................................    (140,768)   (59,672)
    Proceeds from sale of real estate.....................................................     136,598     39,272
    Proceeds from real estate notes payable...............................................      75,922     56,860
    Payments on real estate notes payable.................................................     (75,248)   (37,386)
    Accounts payable and accrued expenses.................................................      15,758     (7,183)
    Payables to affiliates................................................................         897     (3,660)
    Income taxes recoverable/payable......................................................       8,494     (2,011)
    Deferred compensation.................................................................      (8,334)     5,843
    Other liabilities.....................................................................      (1,373)      (971)
                                                                                            ----------  ---------
Net cash used in operating activities.....................................................     (13,186)   (10,200)
                                                                                            ----------  ---------
INVESTING ACTIVITIES
Expenditures for furniture and equipment..................................................      (7,579)    (2,470)
Acquisitions of real estate service companies.............................................     (92,226)   (22,658)
Investments in unconsolidated subsidiaries................................................      (3,907)    (4,163)
Distributions from unconsolidated subsidiaries............................................       9,278      2,382
Contributions from minority interest......................................................         201      2,009
Distributions to minority interest........................................................      (9,985)      (906)
                                                                                            ----------  ---------
Net cash used in investing activities.....................................................    (104,218)   (25,806)
                                                                                            ----------  ---------
FINANCING ACTIVITIES
Principal payments on debt................................................................     (12,251)   (12,399)
Proceeds from debt........................................................................     102,721     34,372
Proceeds from exercise of stock options...................................................         553     --
Proceeds from issuance of common stock....................................................       5,953     --
Purchase of common stock..................................................................      --           (730)
Dividends paid............................................................................      --         (8,200)
Collections of stockholder loans..........................................................         152      1,918
                                                                                            ----------  ---------
Net cash provided by financing activities.................................................      97,128     14,961
                                                                                            ----------  ---------
Net decrease in cash and cash equivalents.................................................     (20,276)   (21,045)
Cash and cash equivalents, beginning of period............................................      96,747     58,505
                                                                                            ----------  ---------
Cash and cash equivalents, end of period..................................................  $   76,471  $  37,460
                                                                                            ----------  ---------
                                                                                            ----------  ---------

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

INCOME TAXES

    The provision for income taxes has been included in the accompanying financial statements based on an estimated annual effective tax rate. The differences between the provision for income taxes and amounts computed by applying the statutory federal income tax rates to income are primarily a result of amortization of goodwill, non-deductible meals and entertainment expenditures, payment of deferred compensation, and the impact of options exercised and expected to be exercised prior to December 31, 1998.

EARNINGS PER SHARE

    Weighted average shares outstanding used to calculate basic earnings per share for the three and nine months ended September 30, 1998 were 34,138,530 and 33,984,517, respectively. Weighted average shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 1998 were 36,344,113 and 36,208,762, respectively. For the three and nine months ended September 30, 1998, employee stock options to purchase 2,205,583 and 2,224,245 shares of common stock,

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1. GENERAL (CONTINUED)
respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2. REAL ESTATE HELD FOR SALE

    During the nine months ended September 30, 1998, the Company sold twenty-nine real estate projects for an aggregate sales price of $136,598, resulting in a gain on disposition of $23,455. During the nine months ended September 30, 1997, the Company sold eight real estate projects for an aggregate sales price of $39,272, resulting in a gain on disposition of $1,566.

    In March 1997, the Company contributed real estate held for sale of $35,400 and the related $35,400 note payable to a partnership and received a 16% limited partner interest. No gain was recognized.

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Operating results for unconsolidated subsidiaries in which the Company has an investment were as follows:

                                                                               FOR THE NINE
                                                                               MONTHS ENDED
                                                                            SEPTEMBER 30, 1998
                                                                            ------------------
Total revenues............................................................      $   46,661
Total expenses............................................................          28,532
                                                                                   -------
Net income................................................................      $   18,129
                                                                                   -------
                                                                                   -------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

4. STOCKHOLDERS' EQUITY

    A summary of the Company's stock option activity for the nine months ended September 30, 1998 is as follows:

                                                                                 EXERCISE PRICE OF
                                                           EXERCISE PRICE OF    $17.50 TO $36.00 (AT
                                                          $3.85 (BELOW MARKET     MARKET PRICE AT
                                                          PRICE AT GRANT DATE)      GRANT DATE)         TOTAL
                                                          --------------------  --------------------  ----------
OPTIONS OUTSTANDING:
December 31, 1997.......................................         2,423,769             2,364,277       4,788,046
Granted.................................................           --                    253,885         253,885
Exercised...............................................           (62,700)              --              (62,700)
Forfeited...............................................           --                   (104,894)       (104,894)
Expired.................................................           --                    --               --
                                                                ----------            ----------      ----------
September 30, 1998......................................         2,361,069             2,513,268       4,874,337
                                                                ----------            ----------      ----------
                                                                ----------            ----------      ----------
OPTIONS EXERCISABLE AT SEPTEMBER 30, 1998...............         2,361,069                62,769       2,423,838
                                                                ----------            ----------      ----------
                                                                ----------            ----------      ----------

    In the nine months ended September 30, 1998, the Company issued an aggregate of 17,429 restricted shares of its common stock. These shares will vest over a five year period, 20% on each anniversary date of grant. The Company recorded $493 of unearned compensation related to the issuance of these shares.

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

    In May 1998, the Company acquired the business of Fallon Hines & O'Connor, Inc., a Boston, Massachusetts-based commercial real estate brokerage, consulting and advisory firm ("Fallon"). In exchange for substantially all of the assets of Fallon, the Company paid approximately $30,595 in cash and agreed to pay up to an additional $6,000 in cash and/or grant stock options if the acquired business meets certain performance thresholds. The Company also paid an aggregate of $2,000 to the principals of Fallon in exchange for certain covenants not to compete. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $29,654. The operations of Fallon are included in the Company's operations from the date of acquisition. The Company borrowed $32,000 under its credit facility to fund the acquisition.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

5. ACQUISITIONS OF REAL ESTATE SERVICE COMPANIES (CONTINUED)
    In July 1998, the Company acquired a portion of the businesses of Faison & Associates ("Faison") and Faison Enterprises, Inc. ("Faison Enterprises"), which are engaged in the development, leasing and management of office and retail properties primarily in the Midatlantic and Southeast regions of the United States. In exchange for the portion of the businesses acquired, the Company paid $36,107 in cash and delivered a $2,000 promissory note that bears interest at an annual rate of 6.0%. The note matures on April 30, 2000 and is payable in eight equal quarterly installments. In connection with the closing, Mr. Henry Faison and Faison Enterprises purchased an aggregate of 127,828 shares of common stock for $4,000. In addition, the Company entered into a development program with Faison Enterprises to develop certain retail development projects identified through the Company's operations purchased in the acquisition. Faison Enterprises also entered into a long-term services contract with the Company with respect to the properties developed under this program and certain other properties controlled by Mr. Henry Faison.

    In connection with the acquisition, the Company entered into employment agreements with four key employees, including Mr. Faison, and in connection with such employment agreements the Company paid an aggregate of $1,000 in exchange for certain covenants not to compete. The Company authorized the issuance of options to purchase an aggregate of 71,424 shares of common stock at an exercise price per share equal to the fair market value of the common stock on the date of grant to certain employees of the acquired business who were retained after the closing.

    In addition, on August 5, 1998, the Company authorized the grant of an aggregate of 63,490 restricted shares of its common stock to certain employees of the acquired business who were retained after the closing. These shares were issued on October 7, 1998 and will vest on July 2, 2000 if the grantee has been continuously employed by the Company from the date of closing. At the closing, Mr. Henry Faison was elected to serve as a Class III Director of the Company's Board of Directors with a term expiring at the Company's annual meeting of stockholders in 2000. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $30,670. The operations of Faison are included in the Company's operations from the date of acquisition. The Company borrowed $37,105 under its credit facility to fund the acquisition.

6. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1998           1997
                                                                  -------------  ------------
Borrowings under $150,000 line of credit with a bank............    $  92,105     $   --
Capital lease obligations.......................................        1,061          1,579
Notes payable...................................................        2,109         --
Notes payable to former stockholders............................       --                851
                                                                  -------------  ------------
Total long-term debt............................................       95,275          2,430
Less current portion of long-term debt..........................        1,799            875
                                                                  -------------  ------------
                                                                    $  93,476     $    1,555
                                                                  -------------  ------------
                                                                  -------------  ------------

    At September 30, 1998, the Company has $51,674 available under its $150,000 line of credit.

7. FINANCIAL INSTRUMENTS

    In September 1998, as required under the Company's line of credit, the Company entered into an interest rate swap to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been designated for hedging purposes, and derivative instruments are not held or issued for trading purposes. At September 30, 1998, the Company has an interest rate swap outstanding with a notional amount of $135,000. This swap agreement establishes a fixed interest pay rate of 5.29% on a portion of the Company's variable rate debt and terminates on June 24, 1999. The weighted average receive rate for the swap agreement is 5.59% for the period.

8. CONTINGENCIES

    At September 30, 1998, the Company has guaranteed $4,837 of real estate notes payable of others. These notes are collateralized by the underlying real estate. The Company has outstanding letters of credit totaling $14,721 at September 30, 1998, which expire at varying dates through January 2004.

    In addition, at September 30, 1998, the Company has several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

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

OVERVIEW

    Trammell Crow Company is one of the largest diversified commercial real estate service firms in the United States. As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company is organized into five principal lines of business. The Company's property management services business provides services relating to all aspects of building operations, tenant relations and oversight of building improvement processes, primarily for building owners who do not occupy the properties managed by the Company. The brokerage services business advises buyers, sellers, landlords and tenants in connection with the sale and leasing of office, industrial and retail space and land. The infrastructure management business entails providing comprehensive day-to-day occupancy related services, principally to large corporations which occupy commercial facilities in multiple locations. These services include administration, day-to-day maintenance and repair of client occupied facilities and strategic functions such as space planning, relocation coordination, facilities management and portfolio management. The Company's developement and investment activities include development and construction services and the acquisition and disposition of developed properties. The development and construction services include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management and tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services. The Company's retail services business provides tenant representation, disposition, development and financial services to national and global retail customers, as well as property management and leasing services to regional malls.

    Summarized operating data by business line for the three and nine months ended September 30, 1998 and 1997 are set forth in the table below (in thousands):

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                    ---------------------  ----------------------
                                                                       1998       1997        1998        1997
                                                                    ----------  ---------  ----------  ----------
PROPERTY MANAGEMENT:
Service revenues (1)..............................................  $   29,387  $  21,213  $   81,897  $   65,055
Income from unconsolidated subsidiaries...........................      --         --          --          --
Gain on disposition of real estate................................      --         --          --          --
Other.............................................................       1,568      1,532       4,560       4,009
                                                                    ----------  ---------  ----------  ----------
Total revenues....................................................      30,955     22,745      86,457      69,064
Operating costs and expenses......................................      29,955     22,517      74,984      62,900
                                                                    ----------  ---------  ----------  ----------
Income before income taxes........................................  $    1,000  $     228  $   11,473  $    6,164
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
EBITDA, as adjusted (2)...........................................  $    2,023  $   4,301  $   13,899  $   14,359
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
BROKERAGE:
Service revenues..................................................  $   42,206  $  24,774  $  100,814  $   61,692
Income from unconsolidated subsidiaries...........................      --         --          --          --
Gain on disposition of real estate................................      --         --          --          --
Other.............................................................         221        (25)        434         278
                                                                    ----------  ---------  ----------  ----------
Total revenues....................................................      42,427     24,749     101,248      61,970
Operating costs and expenses......................................      37,356     23,920      91,244      61,272
                                                                    ----------  ---------  ----------  ----------
Income before income taxes........................................  $    5,071  $     829  $   10,004  $      698
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
EBITDA, as adjusted (2)...........................................  $    6,636  $   4,598  $   12,735  $    7,949
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
INFRASTRUCTURE MANAGEMENT:
Service revenues..................................................  $   29,936  $  18,395  $   79,414  $   47,954
Income from unconsolidated subsidiaries...........................      --         --          --          --
Gain on disposition of real estate................................      --         --          --          --
Other.............................................................          48         (4)        131         143
                                                                    ----------  ---------  ----------  ----------
Total revenues....................................................      29,984     18,391      79,545      48,097
Operating costs and expenses......................................      27,652     17,071      71,610      45,292
                                                                    ----------  ---------  ----------  ----------
Income before income taxes........................................  $    2,332  $   1,320  $    7,935  $    2,805
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
EBITDA, as adjusted (2)...........................................  $    3,149  $   2,575  $    9,519  $    5,835
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                    ---------------------  ----------------------
                                                                       1998       1997        1998        1997
                                                                    ----------  ---------  ----------  ----------
DEVELOPMENT AND CONSTRUCTION:
Service revenues (1)..............................................  $   23,442  $  13,380  $   42,132  $   27,462
Income from unconsolidated subsidiaries...........................         693        241       7,151       1,467
Gain (loss) on disposition of real estate.........................      11,106        (92)     21,816         650
Other.............................................................         387      1,003         834       1,693
                                                                    ----------  ---------  ----------  ----------
Total revenues....................................................      35,628     14,532      71,933      31,272
Operating costs and expenses......................................      22,143      9,375      51,245      26,007
                                                                    ----------  ---------  ----------  ----------
Income before income taxes........................................  $   13,485  $   5,157  $   20,688  $    5,265
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
EBITDA, as adjusted (2)...........................................  $   15,745  $   7,757  $   27,584  $   11,270
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
RETAIL:
Service revenues..................................................  $    6,491  $   1,417  $   11,487  $    1,912
Income from unconsolidated subsidiaries...........................      --         --          --          --
Gain (loss) on disposition of real estate.........................       1,330        (38)      1,639         916
Other.............................................................           5          1          53           8
                                                                    ----------  ---------  ----------  ----------
Total revenues....................................................       7,826      1,380      13,179       2,836
Operating costs and expenses......................................       5,534      1,339      10,390       3,167
                                                                    ----------  ---------  ----------  ----------
Income (loss) before income taxes.................................  $    2,292  $      41  $    2,789  $     (331)
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
EBITDA, as adjusted (2)...........................................  $    2,702  $     434  $    3,829  $      382
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
TOTAL:
Service revenues..................................................  $  131,462  $  79,179  $  315,744  $  204,075
Income from unconsolidated subsidiaries...........................         693        241       7,151       1,467
Gain (loss) on disposition of real estate.........................      12,436       (130)     23,455       1,566
Other.............................................................       2,229      2,507       6,012       6,131
                                                                    ----------  ---------  ----------  ----------
Total revenues....................................................     146,820     81,797     352,362     213,239
Operating costs and expenses......................................     122,640     74,222     299,473     198,638
                                                                    ----------  ---------  ----------  ----------
Income before income taxes........................................  $   24,180  $   7,575  $   52,889  $   14,601
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------
EBITDA, as adjusted (2)...........................................  $   30,255  $  19,665  $   67,566  $   39,795
                                                                    ----------  ---------  ----------  ----------
                                                                    ----------  ---------  ----------  ----------

------------------------

(1) As of September 30, 1998, rental revenues of $6.6 million and $4.0 million for the nine months ended September 30, 1998 and 1997, respectively, related to operational real estate properties were reclassified from property management services to development and construction services because management believes these revenues are more closely aligned with the Company's development business.

(2) EBITDA, as adjusted, represents earnings before interest, income taxes, depreciation and amortization, royalty and consulting fees and profit sharing. The Company had no profit sharing expense in 1998 as the future profits participation under the Company's Profit Sharing Plan was terminated in conjunction with the Company's initial public offering (the "Offering"). Additionally, the Company had no royalty or consulting expenses in 1998 because certain royalty and consulting arrangements to which the Company was a party were terminated in connection with the Offering. Management believes that EBITDA, as adjusted, can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative either to:
    (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA, as adjusted, is comparable to similarly titled items reported by other companies.

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
  TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

    REVENUES. The Company's total revenues increased $65.0 million, or 79.5%, to $146.8 million for the three months ended September 30, 1998 and increased $139.2 million, or 65.3%, to $352.4 million for the nine months ended September 30, 1998 from the comparable periods in the prior year.

    Property management services revenue, which represented 20.0% and 23.2% of the Company's total revenue for the three and nine months ended September 30, 1998, respectively, increased $8.2 million, or 38.7%, to $29.4 million for the three months ended September 30, 1998 and increased $16.8 million, or 25.8%, to $81.9 million for the nine months ended September 30, 1998 from the comparable periods in the prior year. These increases were primarily due to an increase in square feet under management in 1998, primarily due to the acquisitions of Tooley in March of 1998 and Faison in July 1998.

    Brokerage services revenue, which represented 28.7% and 28.6% of the Company's total revenue for the three and nine months ended September 30, 1998, respectively, increased $17.4 million, or 70.2%, to $42.2 million for the three months ended September 30, 1998 and increased $39.1 million, or 63.4%, to $100.8 million for the nine months ended September 30, 1998 from the comparable periods in the prior year. The revenue growth resulted from an increase in the number of brokerage transactions fueled by an increase of 43.5% and 44.6% in the average number of brokers employed during the three and nine months ended September 30, 1998, respectively, from the comparable prior year periods, coupled with an increased focus on larger transactions.

    Infrastructure management services revenues, which represented 20.4% and 22.5% of the Company's total revenue for the three and nine months ended September 30, 1998, respectively, increased $11.5 million, or 62.5%, to $29.9 million for the three months ended September 30, 1998 and increased $31.4 million, or 65.4%, to $79.4 million for the nine months ended September 30, 1998 from the comparable periods in the prior year. The revenue growth resulted primarily from the impact in 1998 of the addition to the Company's facility management portfolio of over 25.0 million square feet associated with two significant new customers in the financial services industry in the third quarter of 1997, expansion of services provided to several other major customers, and the addition of an infrastructure management contract with the University of Pennsylvania in April 1998.

    Revenues from development and investment activities (comprised of development and construction service fees, gain on disposition of non-retail real estate projects and income from unconsolidated subsidiaries) totaled $35.2 million and $71.1 million for the three and nine months ended September 30, 1998, respectively, and represented 24.0% and 20.2% of the Company's total revenue for the three and nine months ended September 30, 1998, respectively. These revenues increased $21.7 million, or 160.7%, from $13.5 million for the three months ended September 30, 1997 and increased $41.4 million, or 139.4%, from $29.7 million for the nine months ended September 30, 1997. The revenue growth was primarily due to a significant increase in the second and third quarters of 1998 in the number of development projects with respect to which the Company receives development fees, an increase in gain on disposition of real estate resulting primarily from four significant sales, two in the second quarter of 1998 and two in the third quarter of 1998, and an increase in income from unconsolidated subsidiaries resulting from sale of the underlying real estate.

    A portion of the Company's development and investment activities involves the provision of development services to companies that invest in commercial real estate projects. In recent months, the Company has seen some evidence that providers of capital are beginning to take a more cautious approach regarding investments in development projects. If this trend should continue or accelerate, that portion of the Company's development activity could level off or decline.

    Retail revenues (including services revenues and gain on disposition of retail real estate projects) totaled $7.8 million and $13.1 million for the three and nine months ended September 30, 1998, respectively, and represented 5.3% and 3.7% of the Company's total revenue for the three and nine months ended September 30, 1998, respectively. These revenues increased $6.4 million, or 457.1%, from $1.4 million for the three months ended September 30, of 1997 and increased $10.3 million, or 367.9%, from $2.8 million for the nine months ended September 30, 1997. This revenue growth was primarily a result of the acquisition of Doppelt & Company in August 1997, an increase in gain on disposition of build-to-suit real estate projects resulting primarily from four sales in the third quarter of 1998, and the addition of approximately
10.0 million square feet of regional malls under management due to the Faison acquisition in July of 1998.

    OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased by $48.4 million, or 65.2%, to $122.6 million for the three months ended September 30, 1998 and increased $100.9 million, or 50.8%, to $299.5 million for the nine months ended September 30, 1998 from comparable periods in the prior year.

    The increases in operating costs and expenses were primarily due to 68.3% and 54.6% increases in salaries, wages, and benefits for the three and nine months ended September 30, 1998, respectively, primarily due to an increase in staffing in 1998. The Company added approximately 2,000 employees in 1998 due to the acquisitions of real estate service companies, staffing requirements of the infrastructure management services business, and support for internal growth in the Company's other lines of business. A significant portion of the salary increase is reimbursable by infrastructure management services customers. Additionally, compensation increased for the three and nine months ended September 30, 1998 from the comparable periods in 1997 due to the impact of the new compensation structure adopted in connection with the Offering in the fourth quarter of 1997.

    Commissions increased 107.1% and 89.4%, respectively, for the three and nine months ended September 30, 1998, primarily as a result of the increased brokerage activities giving rise to the significant growth in the Company's brokerage services revenues. Commissions also include payments made to certain employees in 1998 related to the Company's development activities. Such development-related commissions totaled $2.0 million and $4.2 million, respectively, for the three and nine months ended September 30, 1998.

    General and administrative expenses increased $14.2 million, or 137.9%, and $23.0 million, or 68.0%, for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in the prior year. The increase is primarily due to increases in rent, travel and overhead costs of the infrastructure management services business resulting from the addition of three significant customers and the expansion of services provided to several other significant customers, a company-wide increase in administrative costs resulting from the overall increase in number of employees, and costs associated with being a public company. Additionally, general and administrative expenses increased in part due to increases in management information systems expenses and related consulting costs as the Company continues to enhance its systems.

    The Company had no profit sharing expense in 1998 as compared to $8.0 million and $15.4 million, respectively, for the three and nine months ended September 30, 1997, as future profits participation under the Company's Profit Sharing Plan was terminated in conjunction with the Offering and with the adoption of the Company's current compensation structure. Additionally, the Company had no royalty or consulting expenses in 1998 as compared to $1.6 million and $3.2 million, respectively, for the three and nine months ended September 30, 1997, because certain royalty and consulting arrangements to which the Company was a party were terminated in connection with the Offering.

    Interest expense increased for the three and nine months ended September 30, 1998 primarily as a result of interest expensed on real estate development projects that were completed and operated in 1998, as well as contingent interest incurred upon the sale of a real estate project and interest on debt borrowed for acquisitions of real estate service companies.

    INCOME BEFORE INCOME TAXES. The Company's income before income taxes increased $16.6 million, to $24.2 million, for the three months ended September 30, 1998 and increased $38.3 million to $52.9 million, for the nine months ended September 30, 1998 from the comparable prior year periods due to the fluctuations in revenues and expenses described above.

    NET INCOME. Net income increased $9.7 million, to $14.3 million, for the three months ended September 30, 1998 as compared to the same period in the prior year, and increased $22.6 million, to $31.5 million, for the nine months ended September 30, 1998 from the same period in the prior year.

QUARTERLY FLUCTUATIONS/SEASONALITY

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources requirements include expenditures for real estate held for sale and payments on notes payable associated with its development and construction activities; the funding of working capital needs, primarily accounts receivable from its clients; and the funding of capital investments, including the acquisition of other real estate service companies. The Company finances its operations with internally generated funds and borrowings under its revolving line of credit (described below). The portion of the Company's development and investment business that involves the acquisition or development of real estate is financed with loans secured by the underlying real estate, external equity, internal sources of funds, or a combination thereof.

    Net cash used in operating activities totaled $13.2 million for the nine months ended September 30, 1998, compared to $10.2 million in the comparable period in 1997. The increased use of cash in operating activities is primarily due to a significant increase in development activity and related expenditures for real estate held for sale, payment in 1998 of profit sharing distributions totaling $13.1 million, which were accrued at December 31, 1997, and working capital used to support the growth in operations.

    Net cash used in investing activities totaled $104.2 million for the nine months ended September 30, 1998, compared to $25.8 million for the comparable period in 1997. This change is primarily attributable to the acquisitions of Tooley & Company, Fallon Hines & O'Connor, Inc and Faison & Associates in March, May and July 1998, respectively.

    Net cash provided by financing activities totaled $97.1 million for the nine months ended September 30, 1998, compared to $15.0 million for the comparable period in 1997. The increase in net cash provided by financing activities is primarily due to the issuance of common stock for total proceeds of $6.5 million, a $68.3 million increase in the amount of borrowings under a revolving line of credit as described below, and a $8.2 million decrease in dividends paid.

    On December 1, 1997, the Company obtained a $150 million revolving line of credit arranged by NationsBank of Texas, N.A. as the administrative agent (the "Credit Facility"). Under the terms of the Credit Facility, the Company can obtain loans which are Base Rate Loans or Eurodollar Rate Loans. Base

Rate Loans bear interest at a base rate, which is the higher of the prime lending rate announced from time-to-time by the administrative agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at an adjusted Eurodollar rate plus a margin which ranges from 1.25% to 1.75%, depending upon the Company's leverage ratio at the date the margin is determined. The Credit Facility contains various covenants such as the maintenance of minimum equity and liquidity and covenants relating to certain key financial data. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150 million commitment. Through September 30, 1998, the Company had borrowed $102.1 million under the Credit Facility including $10.0 million to fund its co-investment activities and $92.1 million for recent acquisitions, and repaid $10.0 million of these amounts. At September 30, 1998, the Company had an unused borrowing capacity (taking into account letters of credit outstanding) under the Credit Facility of approximately $51.7 million. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company's indebtedness in excess of $50,000,000 ensuring the net interest is fixed, capped or hedged. In September 1998, the Company entered into an interest rate swap agreement with a notional amount of $135.0 million. The swap agreement establishes a fixed interest pay rate of 5.29% and terminates on June 24, 1999. The weighted average receive rate for the swap agreement is 5.59% for the period. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held for trading purposes. The shares of certain wholly-owned subsidiaries accounting for 5% or more of the consolidated assets, revenues or earnings of the Company, and subsidiaries which are engaged primarily in the business of real estate development and ownership, whose assets are not subject to any financing, accounting for more than 5% of the consolidated assets, revenues or earnings of the Company, are pledged as security for the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

    The Company intends to retain earnings to finance its growth and, therefore, does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Facility, will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, acquisitions of service companies and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of its implementation of its growth strategy. The Company regularly monitors capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

IMPACT OF YEAR 2000

    The Year 2000 problem refers to the inability of many existing computer programs to properly recognize or process a year that begins with "20" instead of the familiar "19." If not corrected, many time-sensitive computer programs using two digits to indicate the year may recognize "00" as the year 1900 rather than the year 2000. The failure to recognize the year 2000 and other key dates could result in a variety of problems from data miscalculations to the failure of entire systems.

    In early 1998, the Company formed a Year 2000 Task Force (the "Task Force") including internal technical, operational, financial and legal representatives and technical and legal consultants. Under the direction of the Task Force, the Company is pursuing multiple Year 2000-related initiatives (collectively, the "Program") with the goal of mitigating the impact of Year 2000 issues on Company operations.

INFORMATION TECHNOLOGY SYSTEMS

    Prior to the formation of the Task Force, the system services provider that operates and maintains the Company's central data center had conducted an assessment of the data center's information technology ("IT") systems for the purpose of assessing such systems' Year 2000 readiness. The IT systems resident at the Company's central data center include its central property management system (hardware and software handling accounting and reporting for approximately 60% of the Company-managed properties), its central communication system (e-mail, wide-area network and internet servers) and its central work order system. On the basis of this assessment and the installation of previously planned hardware and software upgrades, completed early in 1998, the Company believes that the data center IT systems should not be materially adversely affected by Year 2000 issues.

    One of the Program initiatives calls for the inventory, assessment and remediation of IT assets (mainly consisting of PCs, servers and resident software) at Company locations remote from the data center. Company technical personnel are currently engaged in the first phase of this initiative, in which IT assets in the Company's 56 largest offices will be inventoried, assessed and remediated. Inventory and assessment of hardware and inventory of software for this first phase is expected to be complete in December 1998. Assessment of the software inventory for this phase is expected to be complete in January 1999, at which time the Company will commence indicated remediation. Following completion of the first phase inventory, the Company will commence the second phase, inventorying and assessing IT assets in those smaller offices where the Company believes that the criticality of the IT assets warrants the assessment effort. The inventory and assessment portion of this second phase is expected to be complete in February 1999, whereupon the Company will commence the indicated remediation.

    Costs associated with both phases of the field office inventory and assessment effort, expected to be incurred in the fourth quarter of 1998 and first quarter of 1999, are expected to total less than $400,000. These costs include license fees for application software used in the inventory and assessment process and fees paid to consultants in connection with the assessment of the software inventory. Based on earlier inventory and assessment of IT assets conducted by an independent consultant at two of the Company's larger field offices, the Company currently estimates that the cost of Year 2000 IT asset remediation at all of its field offices will be approximately $2,000,000 (in excess of normal, recurring PC acquisitions and replacements) and is budgeting accordingly for 1999. This amount represents anticipated expenditures for Year 2000-driven PC replacement and commercial application software upgrades. As this budgeted amount is based on a small sample, actual indicated remediation costs may differ materially from those budgeted.

MANAGED PROPERTIES--NON-IT SYSTEMS

    Another of the Program initiatives calls for the Company to assist owners of Company-managed properties with the inventory, assessment and remediation of non-IT systems at such properties. Most of the Company's field offices are in leased premises in these managed properties. In 1997, owners and tenants of many of the properties managed by the Company began to contact the Company seeking information as to the Year 2000 readiness of the properties they own or occupy. In response to these requests, the Company began making inquiries of vendors of building systems as to the Year 2000 readiness of such systems, communicating with owners and tenants as to the results of these inquiries and assisting owners with the remediation recommended by the vendors or otherwise requested by the owners. In the summer of 1998, the Company determined to engage a consultant to serve as a project manager and technical resource for the Company's property management personnel as work on this initiative continues at Company-managed properties. Under the direction of the project manager, the Company expects to complete its inventory and assessment work on this initiative in March 1999. Following the inventory and assessment work, the Company will assist owners with the remediation of indicated Year 2000 issues in accordance with owners' instructions. THIS INFORMATION IS INTENDED SOLELY TO ADVISE THE INVESTMENT COMMUNITY OF THE STEPS THAT THE COMPANY IS TAKING TO ASSIST OWNERS OF COMPANY-MANAGED PROPERTIES (IN

WHICH MOST OF THE COMPANY'S OFFICES ARE LOCATED) WITH YEAR 2000 ISSUES RELATING TO NON-IT SYSTEMS. NO OWNER OR TENANT IN A COMPANY-MANAGED PROPERTY SHOULD RELY ON THIS STATEMENT AS AN INDICATION THAT THE COMPANY HAS OR WILL INVENTORY OR ASSESS THE MANAGED PROPERTY ON ITS BEHALF OR THAT, IN FACT, SUCH PROPERTY IS OR WILL BE IN A STATE OF YEAR 2000 READINESS. QUERIES IN THIS REGARD SHOULD BE ADDRESSED TO APPROPRIATE PROPERTY MANAGEMENT PERSONNEL.

    The Company currently expects that its unreimbursed out-of-pocket costs relating to this initiative, including the costs of the consultant engaged to act as the project manager and technical resource, should not exceed $1,000,000. Costs of remediating Year 2000 issues associated with non-IT systems at managed properties should be borne exclusively by the owners or tenants of such properties.

YEAR 2000 READINESS OF THIRD PARTIES

    The Company is to varying degrees dependent on the Year 2000 readiness of third parties. Because of the breadth of the Company's customer base, the success of its business is not closely tied to the success of any particular customer. Aside from vendors of certain IT systems that have already been contacted by the Company concerning the Year 2000 compliance of their products, the Company is in the preliminary stages of identifying the other parties with which it does business (utilities, other vendors, etc.) whose Year 2000 problems could adversely impact the Company. Another Program initiative calls for the Company to make appropriate inquiries of these parties. The Company expects to complete these inquiries in the first quarter of 1999.

YEAR 2000 RISKS

    Significant uncertainty exists concerning the scope and magnitude of problems associated with Year 2000 issues. While the goal of the Program is to mitigate the impact of Year 2000 issues on the Company's operations, there can be no assurance that it will be successful in doing so. For example, there is no assurance that the Program itself will succeed in accomplishing its purposes or that unforeseen circumstances will not arise during implementation of the Program that would materially and adversely affect the Company. Year 2000-related failures of mission-critical systems or at Company-managed properties could materially adversely affect the Company's operations.

CONTINGENCY PLANS

    The Company currently does not have any contingency plans in place. As the Program initiatives described above are pursued further, the Company will continue to consider the need for contingency plans.

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

PART II--OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        10.1 Employment Agreement for Henry Faison dated July 2, 1998

        27  Financial Data Schedule

    (b) Reports on Form 8-K filed since June 30, 1998:

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRAMMELL CROW COMPANY

                                By:            /s/ ROBERT E. SULENTIC
                                     -----------------------------------------
                                                 Robert E. Sulentic
                                     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                     OFFICER AND DIRECTOR (PRINCIPAL FINANCIAL
                                      OFFICER AND DULY AUTHORIZED TO SIGN THIS
                                        REPORT ON BEHALF OF THE REGISTRANT)

Date: November 16, 1998