Form 10-K
period 1998-12-31
TRAMMELL CROW CO
filed 1999-03-31
CIK 1022438

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

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

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

                                      NONE

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 29, 1999, there were 34,942,498 shares of Common Stock outstanding with an aggregate market value on that date of $633,332,776, based upon the average of the low bid and high asked price of Common Stock on the New York Stock Exchange on such date. As of the same date 23,932,858 shares of Common Stock were held by non-affiliates of the Company, having an aggregate market value on that date of $433,783,057.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

    Trammell Crow Company (the "Company") is one of the largest diversified commercial real estate service companies in North America. Through 150 offices in the United States and Canada, the Company delivers a comprehensive range of services to leading multinational corporations, institutional investors and other users of real estate services. In addition, the Company has a strategic alliance with Crow Holdings International, which has eight offices in Europe, Asia and South America. In the United States, the Company is a leading provider of commercial property management, commercial property brokerage, infrastructure management and office and industrial property development and construction services. The Company, which is headquartered in Dallas, Texas, was founded in 1948 by Mr. Trammell Crow. From its founding through the 1980's, the Company's primary business was the development and management of industrial, office and retail projects. In 1991, the Company was reconstituted as a real estate services company. This reconstitution entailed the separation of the Company's commercial real estate asset base and related operations from its real estate services business. The Company continued to operate the real estate services business while ownership of the commercial real estate asset base was segregated into a large number of separate entities distinct from the Company, with independent management and operations. Many of these entities are managed by subsidiaries of Crow Realty Investors, L.P. d/b/a Crow Holdings ("Crow Holdings"), which is wholly owned by certain affiliates and descendants of Mr. Trammell Crow. See "--RISK FACTORS--DEALINGS WITH AND RELIANCE ON AFFILIATES; POTENTIAL CONFLICTS OF INTEREST."

    As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company is organized into five principal lines of business, which comprise its three reportable segments. See "ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, NOTE 18". The Company's property management services business provides services relating to all aspects of building operations, tenant relations and oversight of building improvement processes, primarily for building owners who do not occupy the properties managed by the Company. The brokerage services business advises buyers, sellers, landlords and tenants in connection with the sale and leasing of office, industrial and retail space and land. The infrastructure management business entails providing comprehensive day-to-day occupancy related services, principally to large corporations which occupy commercial facilities in multiple locations. These services include administration, day-to-day maintenance and repair of client occupied facilities and strategic functions such as space planning, relocation coordination, facilities management and portfolio management. The Company's development and investment activities include development and construction services and the acquisition and disposition of commercial real estate projects. The development and construction services business includes financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management and tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services. The Company's retail services business provides tenant representation, disposition, development and financial services to national and global retail customers, as well as property management and leasing services to regional malls.

1998 ACQUISITIONS

    In March 1998, the Company purchased Tooley & Company, Inc. ("Tooley"), a California real estate services company primarily engaged in office management and leasing (the "Tooley Acquisition"). In exchange for the stock of Tooley, the Company paid a cash purchase price of approximately $23.4 million to BCB Holdings, LLC ("BCB"), a Delaware limited liability company whose members are William L. Tooley, Craig Ruth and Robert N. Ruth. The Company has also agreed to pay to BCB up to an additional $3.0 million if Tooley achieves certain performance targets in the future and to make certain payments to BCB based upon the future performance of certain of Tooley's projects. In connection with the acquisition, each of Messrs. Tooley, Ruth and Ruth entered into employment agreements with the Company. Pursuant to the terms of their respective employment agreements, the Company paid William L. Tooley and Craig Ruth an aggregate of $1.0 million at closing in exchange for certain covenants not to compete. At the closing of the Tooley Acquisition, a former employee of Tooley who was retained by the Company received options to purchase 31,858 shares of the Company's Common Stock, par value $0.01 share ("Common Stock"), at an exercise price of $28.25 per share (the fair market value of the Common Stock on the date of grant), which vest ratably over a five-year term, and options to purchase an additional 8,437 shares of Common Stock at an exercise price of $28.25 per share, which vest ratably over a three-year term. The Company borrowed all funds used to make the cash payments at the closing under the Company's master line of credit. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

    In May, 1998, the Company acquired (the "FHO Acquisition") the business of Fallon, Hines & O'Connor, Inc., a Boston, Massachusetts-based commercial real estate brokerage, consulting and advisory firm ("Fallon, Hines & O'Connor"). In exchange for substantially all of the assets of Fallon Hines & O'Connor, the Company paid approximately $30.6 million in cash and agreed to pay up to an additional $6.0 million in cash and/or stock options if the acquired business meets certain performance thresholds. Because the acquired business met its performance thresholds for 1998, the Company is obligated to pay $2.5 million and issue certain stock options during the first quarter of 1999. The Company also paid an aggregate of $2.0 million to the principals of Fallon, Hines & O'Connor in exchange for certain covenants not to compete. The Company considers Fallon, Hines & O'Connor to be one of the premier brokerage firms in the Northeast and believes that the addition of 30 brokerage professionals through this acquisition, including the principals of Fallon, Hines & O'Connor, enhances its existing brokerage business. The Company borrowed all funds used to make the cash payments at the closing under the Company's master line of credit. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

    In July, 1998, the Company acquired a portion of the businesses of Faison & Associates ("Faison") and Faison Enterprises, Inc. ("Faison Enterprises"), which are engaged in the development, leasing and management of office and retail properties located primarily in the Midatlantic and Southeast regions of the United States (the "Faison Acquisition"). In exchange for the acquired businesses, the Company paid $36.1 million in cash and delivered a $2.0 million promissory note that bears interest at an annual rate of 6.0%. The note matures on April 30, 2000 and is payable in eight equal quarterly installments. In connection with the Faison Acquisition, Mr. Henry Faison and Faison Enterprises purchased an aggregate of 127,828 shares of Common Stock for $4.0 million (at a price of $31.29 per share). In addition, the Company entered into a program whereby Faison Enterprises will be given the opportunity to invest in, and provide the financing for, certain retail projects identified through the Company's operations purchased in the Faison Acquisition. If any of such projects are accepted by Faison Enterprises, the Company will be entitled to receive up to a 40% carried interest in the distributions that Faison Enterprises receives from such projects, subject to certain limitations. If the Company receives any such carried interests in 1999, it is required to award 50% of such interests to certain key Faison employees other than Mr. Faison. The Company is obligated to pay Faison Enterprises an additional $1.0 million if retail development construction starts funded through this development program exceed certain levels in 1999 and 2000. Faison Enterprises also entered into a long term services contract with the Company with respect to the properties developed under this program and certain other properties controlled by Mr. Faison. In connection with the Faison Acquisition, the Company entered into employment agreements with four key employees, including Mr. Faison, and in connection with such employment agreements the Company paid an aggregate of $1.0 million in exchange for certain covenants not to compete. The Company granted to employees of the acquired businesses who were retained after closing options to purchase an aggregate of 36,504 shares of Common Stock at an exercise price of $32.875 per share and options to purchase an aggregate of 34,920 shares of Common Stock at an exercise price of $31.50 per share (the fair market value of the Common Stock on the respective dates of grant). In addition, in August 1998, the Company granted an aggregate of 63,490 restricted shares of its Common Stock to certain employees of the acquired businesses who were retained after the closing. An aggregate of 60,315 shares were issued on October 7, 1998 to grantees employed by the Company at that date and will vest on July 2, 2000 if the grantee has been continuously employed by the Company from the date of closing. The remaining 3,175 restricted shares were forfeited prior to issuance due to the grantees terminating their employment with the Company. At the closing, Mr. Faison was elected to serve as a Class III Director on the Company's Board of Directors with a term expiring at the Company's annual meeting of stockholders in 2000. The Company believes the Faison Acquisition has strengthened its position in the strip center and regional mall construction and development business, has established the Company as one of the leading providers of retail and office property management and brokerage services in the Southeastern United States and has provided the Company with a platform and expertise for expansion of its retail services business. The Company borrowed all funds used to make the cash payments at the closing under the Company's master line of credit. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

    In March 1998, the Company acquired (the "Norman Acquisition") substantially all of the assets of James Norman & Company, a real estate services firm with operations concentrated in Seattle's central business district office and retail markets ("Norman"). In addition, in June 1998 the Company acquired substantially all of the assets of CORE Resource, Inc. ("Core"), a Detroit-based real estate services company that focuses on providing infrastructure management services to the automotive industry (the "Core Acquisition"). The Company's goal in effecting the Core Acquisition was to combine its resources and management experience with the expertise of the former Core employees to become a leading provider of infrastructure management services in the automotive industry.

COMPETITIVE ADVANTAGES

    The Company believes that it has the following important competitive advantages:

    COMPREHENSIVE SERVICE OFFERINGS. The Company's comprehensive menu of services provides clients with single-point solutions to all of their commercial real estate services needs. The Company often commences client relationships by providing a single service and later expands these relationships by anticipating and satisfying the client's other specific service requirements. By offering a full array of services, the Company is able to maximize the effect it has on its clients' businesses while becoming highly integrated into its clients' operations. Its comprehensive service offerings also decrease the Company's exposure to a downturn in any one of its primary businesses.

    GEOGRAPHIC SCOPE. Through its 150 offices, the Company develops and maintains extensive knowledge of local real estate markets across the United States and Canada. Approximately 88% of the Company's employees are based in markets other than Dallas, Texas, where its executive offices are located. In addition, the Company has a strategic alliance with Crow Holdings International, which has eight offices in Europe, Asia and South America. This broad geographic scope allows the Company to serve as a single-source, full service provider to multinational corporations and institutional investors with real estate interests that span regional and national boundaries. It also tends to limit its exposure to an economic downturn in any single market.

    TECHNOLOGY. The Company uses off-the-shelf and proprietary technology applications to better meet customer needs. An example is the Company's centralized call center, which is a vital component of the Company's proprietary total occupancy cost management process that provides comprehensive cost studies and analyses of building portfolios to the Company's customers. This call center provides responses to customer needs 24 hours a day. Use of these applications is intended to enhance sharing vital market information and provide significantly enhanced control over client's expenses.

    MANAGEMENT/PERSONNEL. The Company has a highly qualified management team. Its seven member executive committee has an average of approximately 16 years of experience with the Company. The Company believes the low turnover among its senior management group is linked to its collegial internal culture and its history of promoting talented individuals from within. The Company's growth strategy, incentive-based compensation and the high level of ownership by Company insiders provides further motivation to achieve a high level of performance. At March 29, 1999, the members of the Company's executive committee owned approximately 7.88% of the outstanding Common Stock, and the total employee ownership of outstanding Common Stock was approximately 35%.

COMPETITIVE ENVIRONMENT

    MARKET FOR REAL ESTATE SERVICES. The real estate industry experienced a severe downturn in the late 1980's. This downturn caused a sharp reduction in commercial and industrial property values, the withdrawal of credit, a related reduction in new development and pressure on fee income derived from servicing and maintaining all classes of property. In recent years, the industry experienced a steady recovery that increased growth across all of the Company's traditional service lines. This recovery stimulated a revival of activity in the more traditional development and construction business. As demand for office and industrial space increased and property values rebounded in many of the nations principal markets, new construction starts accelerated. If continued, this trend would provide an opportunity for the Company to earn fees associated with new development and to participate in development projects as both an advisor and as principal. In recent months, the Company has seen some evidence that providers of capital are beginning to take a more cautious approach regarding investments in development projects. If this trend should continue or accelerate, that portion of the Company's development activity could level off or decline.

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

GROWTH STRATEGY

    The Company is using its broad industry expertise, its recognized brand and its long-standing client relationships to pursue the following growth strategy:

    EXPAND CLIENT RELATIONSHIPS. The Company's existing clients represent the most immediate opportunity to increase revenues and earnings through cross-selling the services offered by the Company. The Company has dedicated national client services employees to identify the Company's most strategically significant customers and focus on expanding the business generated from them. In 1998, the Company secured 179 discrete new assignments from the 16 most strategically significant institutional customers identified by the Company in 1997.

    EXPAND THE BREADTH OF SERVICE OFFERINGS. The Company continuously expands and enhances its breadth of service offerings, principally by creating new service businesses internally. For example, the Company took advantage of the trend toward outsourcing of real estate services by creating its infrastructure management services business, which provided 20.3% of the Company's total revenues in 1998, up from 13.5% in 1994.

    CO-INVESTMENT AND DEVELOPMENT PROGRAMS. The Company continues to make selective co-investments of capital alongside corporate and institutional clients. This leverages its relationships with these clients and its extensive knowledge of the real estate industry to create new opportunities to invest capital. The Company seeks co-investments that generate investment returns while still allowing it to earn fees in exchange for services provided in the development and management of the project. Since October 1997, the Company has entered into several development programs which provide opportunities to earn fees and achieve investment returns over a series of projects with a single investor, rather than seeking these opportunities on a transaction-by-transaction basis.

    ACQUISITIONS. In addition to pursuing internal growth, the Company is committed to a strategy of selective acquisitions of complementary businesses. The Company bases this strategy on its belief that the traditionally fragmented real estate services industry is experiencing rapid consolidation as customers seek service providers who can meet their broad range of real estate needs. The Company believes that few real estate service providers can meet the demands of large corporate and institutional customers, and that many smaller companies are facing pressure to combine with other service providers to remain competitive. Seeking to capitalize on this consolidation trend, in 1998 the Company completed the acquisition of five businesses based in Los Angeles, Seattle, Detroit, Boston and Charlotte. SEE "--1998 ACQUISITIONS". The Company continuously surveys the marketplace for other potential acquisitions which might further enhance the quality or the breadth of services it can offer clients.

PROPERTY MANAGEMENT SERVICES

    As of December 31, 1998, the Company managed approximately 273.0 million square feet of commercial property (excluding malls and facilities occupied by infrastructure management customers) and served approximately 600 clients and 18,200 tenants nationwide through its locally based property management teams present in 70 markets. The Company managed 207.0 million, 212.5 million, 210.1 million and 204.4 million square feet of commercial property at the end of 1994, 1995, 1996 and 1997, respectively. The approximately 37.3 million square feet of retail space included in the Company's managed property portfolio make the Company one of the largest non-REIT managers of retail property in the United States. 1998 revenues from property management services were $116.8 million (22.6% of 1998 revenues), up from $99.6 million in 1994. A substantial portion of this growth in revenue is due to acquisitions. In 1998, the Company acquired:
(i) Norman, a real estate services firm with operations concentrated in Seattle's central business district office and retail markets; (ii) Tooley, a California real estate services company primarily engaged in office management and leasing; and (iii) a portion of the businesses of Faison and Faison Enterprises, which are engaged in the development, leasing and management of office and retail properties located primarily in the Midatlantic and Southeast regions of the United States. As a result of these acquisitions, the Company added approximately 41.5 million square feet to its property management portfolio.

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

    The Company expects that most of its new property management engagements will result from property transfers, projects that the Company develops for institutional investors and property management assignments added through strategic acquisitions. To the extent that institutional investors continue to make direct investments in real estate, the Company believes that it will be in an advantageous position to win new property management engagements due to its existing relationships with large institutional investors and its ability to provide single-source solutions for their multi-market and multi-functional requirements.

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

    A typical property management agreement of the Company provides for an indefinite term, but permits the property owner or the Company to terminate the agreement upon thirty days prior written notice. The Company believes that these are customary termination provisions in the industry. The Company historically has been successful in retaining property management agreements, but has lost agreements in circumstances where a property has been sold and the new property owner assumes direct responsibility for managing the property or retains one of the Company's competitors to manage the property. On a portfolio basis, excluding new assignments obtained within the last 12 months, the Company's current average length per property management assignment is approximately five years.

    As part of its strategic alliance with AMB Property L.P. ("AMB"), the Company has converted all of its property management contracts with AMB from industry standard contracts terminable upon 30 days notice to contracts with five year terms terminable only under certain circumstances. SEE "--DEVELOPMENT AND INVESTMENT ACTIVITIES."

BROKERAGE SERVICES

    In 1998, the Company facilitated approximately 8,200 sales and lease transactions. As of December 31, 1998, the Company employed 484 brokers, having added approximately 289 brokerage professionals since the beginning of 1996. Revenues from brokerage services have increased from $48.7 million in 1994 to $152.2 million in 1998 (29.4% of 1998 revenues). A substantial portion of this growth in revenues is due to acquisitions. In order to enhance its existing brokerage business, in May 1998 the Company acquired Fallon, Hines and O'Connor, a Boston-based commercial real estate brokerage, consulting and advisory firm with 30 brokerage professionals. See "--1998 ACQUISITIONS." The company employed approximately 146, 195, 235 and 335 brokers at the end of 1994, 1995, 1996 and 1997, respectively.

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

    Project leasing revenues are derived from the steady turnover of tenants in the Company's property management and leasing portfolio of approximately 343 million square feet at December 31, 1998. Lease terms for these properties average four years, resulting in approximately 86 million square feet of space "rolling" each year, providing the Company a commission paid by the owner of the property for renewing the existing tenant's lease or releasing the space to a new tenant. The Company's tenant representation revenues are derived from the other side of the transaction, representing the tenants whose leases are expiring. Listing revenues generally increase in economic downswings as companies dispose of surplus space, while investment sales and land revenues generally increase in economic upswings as available capital drives the trading of income producing properties and corporate demand for additional space drives the purchase of land for new development.

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

    The Company actively engages its brokerage force in the execution of its marketing strategy. Brokerage personnel often work in close concert with the Company's "city leaders," who are the professionals with overall responsibility for operations in major national markets. Through this arrangement, key personnel are kept abreast of national trends and of the full range of services provided to customers in other areas in the United States. The ongoing dialogue among these professionals serves to increase their level of expertise, and is supplemented by other more formal education such as that provided at "Trammell Crow University," which offers sales and motivational training as well as direct exposure to personnel from the Company's other lines of business. Moreover, the brokerage force is financially rewarded for cross-selling efforts which result in new engagements for the Company, such as a development project, the acquisition of a new infrastructure management account, or assistance across geographic service lines which enables the Company to acquire additional brokerage business. Brokerage personnel also earn commissions and are eligible for profit sharing programs, participations and other forms of incentive compensation. These incentives are designed to underscore the Company's belief that the brokerage business is often a key point of entry for new clients, and is thus integral to firm wide efforts to cross-sell a full range of services.

    The Company intends to more aggressively recruit and hire (either individually or through acquisitions) additional brokerage professionals experienced primarily in the areas of investment sales and tenant representation. The Company believes that the quality brand identification of its name, the platform of a full range of services to offer clients, the ability to learn and execute additional real estate services and the Company's incentive-based compensation system which encourages ownership by Company personnel create an environment conducive to attracting the most experienced and capable brokerage professionals.

INFRASTRUCTURE MANAGEMENT SERVICES

    As of December 31, 1998, the Company had approximately 1,400 employees who serviced 65 infrastructure management clients in approximately 16,000 properties encompassing over 125 million square feet. Revenues from infrastructure management services have grown from $27.1 million in 1994 to $105.1 million in 1998 (20.3% of 1998 revenues). The Company has developed expertise in providing infrastructure management services to clients in the financial services, healthcare, higher education, automotive, oil and gas and technology/communication industries. In February 1998, the Company entered into an infrastructure management contract (the "Penn Contract") with the University of Pennsylvania ("Penn"), pursuant to which, on April 1, 1998, the Company became the exclusive provider of certain infrastructure management services with respect to designated properties and grounds of Penn. In addition, in June 1998, the Company acquired substantially all of the assets of Core. The Company's goal in effecting this acquisition was to combine its resources and management experience with the expertise of the former Core employees to become a leading provider of infrastructure management services in the automotive industry.

    The goal of the Company's infrastructure management services business is to align the facilities and support services of its clients with their operational and strategic business objectives. Occupancy-related costs frequently represent the largest corporate expense item after compensation and benefits. The Company believes that organizations are increasingly outsourcing their infrastructure management functions to reduce costs, improve profitability and refocus management and other resources on core competencies.

    The Company administers infrastructure management services through its wholly-owned subsidiary, Trammell Crow Corporate Services, Inc., which combines a centralized administrative, marketing and leadership organization with client-based delivery systems. The infrastructure management services offered by the Company consist of (i) strategic services, such as consulting, development, properties portfolio management, real estate asset management, management of accounting and information systems, and organizational and process strategies;
(ii) facility management (the day-to-day maintenance and repair of facilities);
(iii) facility planning and project management (such as construction, space planning, site consolidations, facilities design, moves adds and changes and furniture, signage, and cabling); (iv) transaction services (such as acquisitions, dispositions, project leasing, and subleasing, lease administration and lease audits where, rather than providing services on a transaction-by-transaction basis according to the industry's traditional model, the Company seeks to manage a client's entire firm-wide property acquisition and divestiture program); (v) office services (such as security, reprographics, mail, cafeteria, shipping and receiving, and reception services); and (vi) call center services (including work-order, dispatch, vendor management and emergency response), which are provided 24 hours a day through the Company's centralized call center.

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

    The Company has developed expertise in providing infrastructure management services to clients in the financial services, healthcare, higher education, automotive, oil and gas and technology/communications industries. The growth, consolidation and regulatory changes taking place in these industries have increased the importance of infrastructure management to these corporations and have caused them to seek to improve productivity by rationalizing facilities organization and eliminating redundant assets. The Company believes that there is opportunity to grow by targeting clients within these industries. For example, within the financial services industry, the Company has grown from three clients in 1994 to 19 clients as of December 31, 1998, and from 8 million square feet under management in 1994 to approximately 68 million square feet as of December 31, 1998.

    The Company also believes that it has an opportunity to achieve growth in its infrastructure management services business by developing expertise in additional industries. In order to expand into the higher education industry, in February 1998, the Company entered into the Penn Contract with Penn, pursuant to which, on April 1, 1998, the Company became the exclusive provider of certain infrastructure management services with respect to designated properties and grounds of Penn. The Company provides management of operations, maintenance, utilities, facilities planning and design, small renovation work, grounds-keeping, owner representation for construction and accounting and financial reporting services to Penn. The Company also provides real estate portfolio and transaction management services, such as property acquisitions and dispositions. The Penn Contract has a one-year term with a multi-year extension subject to Penn's receipt of a favorable tax ruling from the Internal Revenue Service. Penn has engaged in discussions with the Internal Revenue Service and has informed the Company that it expects to file a request for a private letter ruling during April 1999. The Company expects that it and Penn will continue to operate under the Penn Contract pending consideration of the private letter ruling request.

    The five largest customers for the Company's infrastructure management services business, measured in 1998 revenues from such customers, collectively represented 9.2% of the Company's total revenues in 1998. The Company believes that significant growth opportunity exists within its existing customer base, as only 21 out of 65 customers receive three or more types of services from the Company out of six types of infrastructure management services offered.

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

DEVELOPMENT AND INVESTMENT ACTIVITIES

    The Company focuses its commercial real estate development business on third party build-to-suit customers and investors in office, industrial and retail projects. It has the capability to implement active and sizeable development programs, primarily on behalf of its clients, but also for its own account. In 1998, revenues from development and investment activities (consisting of service revenues, income from investments in unconsolidated subsidiaries and gain on disposition of non-retail real estate projects), were

$113.8 million (22.0% of 1998 revenues) as compared to $20.6 million in 1994. From January 1, 1994 through December 31, 1998, the Company has developed and redeveloped approximately 56.1 million square feet of projects with aggregate project costs of approximately $3.7 billion. In 1998, the Company started approximately 16.2 million square feet of development projects with an estimated aggregate cost of $1.3 billion. In 1994, 1995, 1996 and 1997, the Company started approximately 5.1 million, 10.1 million, 12.4 million and 12.3 million square feet, respectively, of development projects. In connection with the Faison Acquisition, the Company entered into a development program with Faison Enterprises which the Company believes will strengthen its position in the strip center and regional mall construction and development business.

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

    The Company's development and construction services engagements are typically staffed with a local/regional team which includes a senior company executive in the role of project general manager and one or more specialists in the areas of physical project development and construction. The Company currently employs approximately 30 senior executives with an average of thirteen years of experience in all aspects of sourcing development projects and providing general management and project finance advisory capabilities for those projects. The Company also employs approximately 78 other individuals with an average of more than ten years experience who are responsible for various aspects of the development process, including the execution of physical development and construction management responsibilities. The Company has dedicated ten of these full-time employees to promote and oversee its development and construction services business on a national basis while continuing to leverage the expertise and contacts of the Company's local and regional development professionals. This national team will focus on enhancing the value of large scale development projects, mitigating development and construction risk in the Company's portfolio of business and accessing the capital markets to arrange for development programs/funds with institutional investors.

    The Company typically receives a fee for its development services that is based on a negotiated percentage of a project's budgeted construction and development cost. Incentive bonuses may be received for completing a project under budget and within certain critical time deadlines. The Company has also been flexible in negotiating other incentive compensation arrangements that allow the Company to participate in the investment returns on projects it develops for its clients. The Company may make a co-investment with its clients (typically no more than 5% of a project's full construction and development cost), receive its pro rata return on its investment in the project and also receive an incentive participation in the project because of the Company's role in sourcing the development project and/or executing a variety of services in the development process. The Company's investments or co-investments in real estate projects typically result in an economic interest substantially greater than the co-investment percentage. To facilitate this activity and to further mitigate risk, the Company established three discretionary development and investment funds which, as of December 31, 1998, have raised $64.0 million, of which $30.7 million has been invested in projects with an aggregate construction cost of approximately $377.2 million.

    In 1997, the Company entered into a development program pursuant to a non-binding memorandum of understanding with Kennedy Associates Real Estate Counsel, Inc. ("Kennedy"). This development program focuses on multi-tenant office and business park development projects. The Company has also entered into a strategic alliance with AMB. As part of this strategic alliance, the Company entered into two development programs pursuant to non-binding memoranda of understanding, one of which focuses on developing and managing industrial properties in targeted distribution markets, with particular emphasis placed on multi-tenant freight forwarding facilities adjacent to major airports and industrial submarkets of targeted metropolitan areas, while the other development program focuses on multi-tenant retail redevelopment. The Company also entered into development programs pursuant to non-binding memoranda of understanding with each of CFH Industrial Trust, an affiliate of Crow Holdings, and LaSalle Advisors, Limited. Each of these development programs focuses on developing and managing industrial properties in targeted distribution markets. In connection with Faison Acquisition, the Company also entered into a development program with Faison Enterprises focusing on strip center, power center and regional mall construction and development.

    The following table identifies the number of projects which, as of December 31, 1998, had been targeted for inclusion in these development programs but were pending approval of the development program partner, were under a letter of intent with a program partner or were in development. To date, no projects have been completed under these development programs, and there can be no assurance that the projects targeted for inclusion in the programs will be accepted by the program partners or that such projects or those under letters of intent will in fact be developed.

                         PROJECTS PENDING APPROVAL BY
                                                           PROJECTS UNDER LETTER OF INTENT
                               PROGRAM PARTNER             WITH DEVELOPMENT PROGRAM PARTNER        PROJECTS IN DEVELOPMENT
                      ----------------------------------  ----------------------------------  ----------------------------------
                                           BUDGETED                            BUDGETED                            BUDGETED
                                        DEVELOPMENT AND                     DEVELOPMENT AND                     DEVELOPMENT AND
                         NUMBER OF       CONSTRUCTION        NUMBER OF       CONSTRUCTION        NUMBER OF       CONSTRUCTION
DEVELOPMENT PROGRAM      PROJECTS            COSTS           PROJECTS            COSTS           PROJECTS            COSTS
--------------------  ---------------  -----------------  ---------------  -----------------  ---------------  -----------------
                                         (IN MILLIONS)                       (IN MILLIONS)                       (IN MILLIONS)
Kennedy.............            --         $      --                 5         $   115.6                 7         $   126.9
AMB Industrial......             2              18.0                --                --                 5              64.5
AMB Retail..........            --                --                --                --                --                --
Faison Retail.......            --                --                --                --                 1              11.8
CFH Industrial
  Trust.............             3              34.7                --                --                 2              11.5
LaSalle Advisors,
  Limited...........             5              85.2                --                --                --                --
                                --                                  --                                  --
                                              ------                              ------                              ------
  Total.............            10         $   137.9                 5         $   115.6                15         $   214.7
                                --                                  --                                  --
                                --                                  --                                  --
                                              ------                              ------                              ------
                                              ------                              ------                              ------

    The market for development and construction services is cyclical and is driven by various economic conditions. The demand for commercial real estate properties in the suburban office, downtown office and industrial markets has increased over the last several years, driven mainly by the acquisition activities of buyers, including real estate investment trusts and other investors. In recent months, the Company has seen some evidence that providers of capital are beginning to take a more cautious approach regarding investments in development projects. If this trend should continue or accelerate, that portion of the Company's development and investment activity, as well as its traditional construction and development business, could level off or decline.

    The Company's development activities generate business opportunities for the Company's other service lines which can support the Company's earnings when development and construction revenues decrease as a result of market conditions. Because the Company provides development and construction services to third parties, including clients who invest in build-to-suit projects, the Company believes that the adverse effect on its revenues when speculative development activities are curtailed in a market down cycle should be mitigated. When development activity reaches a down cycle in the future, the Company intends to use professionals from its development and construction services business to pursue opportunistic property acquisitions with its established capital partners.

RETAIL SERVICES

    The Company's retail services management group was formed in 1996 to better serve national retail customers (who demand specialized property and market knowledge) and compete with other service providers whose sole focus is retail. In furtherance of its goal to be the leading national retail real estate company, in August 1997 the Company acquired (the "Doppelt Acquisition") Doppelt and Company ("Doppelt"), which specializes in supporting the real estate departments of retail companies by providing tenant representation and lease disposition services to clients such as OfficeMax, TJX and General Nutrition Centers. Retail revenues (consisting of service revenue and gain on disposition of retail build-to-suit real estate projects) in 1998 were $22.0 million (4.3% of 1998 revenues) as compared to $6.6 million in 1997. This increase resulted primarily from the Doppelt Acquisition in August 1997 and the Faison Acquisition in July 1998. The Company believes that the Faison Acquisition has established the Company as one of the leading providers of retail and office property management and brokerage services in the Southeastern United States and provided the Company with the platform and expertise to expand its retail services business.

    The primary services the Company provides to its retail clients include brokerage services, such as tenant representation for site acquisition and surplus space dispositions, and development services, such as predevelopment activities, project finance advisory services and construction oversight. The Company also acquires, rehabilitates and sells certain retail properties which the Company believes to be undervalued. In the future, the Company will seek to combine the expertise of its retail business leaders with that of its development services personnel to formulate programs for developing retail assets, both for the Company's account and for the account of third parties, including third parties in which the Company may own an equity interest.

    As of December 31, 1998, the Company provided retail services to over 53 retail customers and had developed more than 32 retail build-to-suit projects. The 10 largest customers for the Company's retail services business in terms of 1998 revenues collectively generated $12.4 million of the Company's 1998 revenues. Although the Company is specifically focused on expanding its retail client base, the Company also believes that there are significant opportunities to provide additional services to its existing retail clients. Of the 65 major national retail clients that have engaged the Company's retail services business since 1994, 53 clients continue to use the Company for the same services on additional retail projects. Another ten of these major clients have added new services.

    The Company delivers tenant representation services and disposition services utilizing a network of the Company's local brokers and third-party providers. The Company generates commission revenue from these services which are shared with brokers in the local markets. The Company believes that the Doppelt Acquisition has enhanced its ability to recruit brokerage professionals, build its local retail brokerage capabilities and capture a greater portion of these commission revenues.

    Development services are delivered through a national retail build-to-suit subsidiary that specializes in predevelopment activities, including land acquisition and procurement of entitlements. For its development services to third parties, the Company typically earns a base fee plus an incentive fee that is paid out of the sale proceeds upon project completion.

    In December 1998, the Company formed TCC NNN Trading, Inc., a wholly-owned subsidiary of the Company ("TCC Triple Net"), to acquire freestanding retail properties and resell those properties within an anticipated hold period of no more than six months after their acquisition. The Company's goal will be to generate revenue through this activity by collecting rental income during the period that the asset is owned and by capturing a spread on the purchase and sale of the properties. The Company believes that, by providing real estate services to its national retail customers, it has developed a proficiency in identifying retail investment opportunities and formulating and implementing retail development programs. In order to provide a portion of the funds necessary to conduct these activities, the Company obtained a two-year $20.0 million revolving line of credit from KeyBank National Association. See "ITEM 7.

"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

COMPETITION

    The Company competes in several market segments within the commercial real estate industry, each of which is highly competitive on a national and a local level. The Company faces competition from other real estate services providers, consulting firms and in-house corporate real estate and infrastructure management departments. Some of the Company's principal competitors in certain of these segments have capabilities and financial resources equal to or greater than those of the Company and a broader global presence. Many of the Company's competitors are local or regional firms which are smaller than the Company on an overall basis, but may be substantially larger than the Company on a local or regional basis. While the Company does not believe that any of its competitors are dominant in the business lines in which the Company operates, the providers of real estate services that compete with the Company on a national level include Jones Lang LaSalle Incorporated, CB Richard Ellis, Cushman & Wakefield, Inc., Grubb & Ellis and Insiginia Financial Group. The Company has faced increased competition in recent years which has, in some cases, resulted in lower service fees, or compensation arrangements more closely aligned with the Company's performance in rendering services to its clients. In recent years, there has also been a significant increase in the number of REITs which self-manage their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third party service providers, decrease the demand for the Company's services and thereby significantly increase its competition. In general, the Company expects the industry to become increasingly competitive in the future. There can be no assurance that such competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 5,100 employees. Employees of the Company at certain properties located in San Francisco, California; Las Vegas, Nevada; Reno, Nevada; and Chicago, Illinois are currently represented by a labor union. The unions represented at the respective locations are: International Union of Operating Engineers, Stationary Engineers, Local No. 39 (San Francisco, California); Southern California-Nevada Regional Council of Carpenters (Las Vegas, Nevada); Carpenters Local Union #971 and Nevada Chapter Associated General Contractors of America, Inc. and Laborers' International Union of North America-AFL-CIO Local No. 169 (Reno, Nevada); and Itasca Center III, Limited Partnership; Oakbrook Terrace Tower, Itasca, Illinois and International Union of Operating Engineers of Chicago, Illinois and Vicinity Local No. 399.

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

TRADEMARKS

    The trade name "Trammell Crow" is material to the Company's business. The Company is party to a License Agreement ("License Agreement") with CF98, L.P., ("CF98"), an affiliate of Crow Holdings, with respect to such business and trade names. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

    Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that its properties in which it holds an equity interest are substantially in compliance with these requirements, a determination that such properties are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants.

RISK FACTORS

    An investment in the Company involves a high degree of risk. Readers should read this entire report carefully and should consider among other things, the risks described below.

    DEALINGS WITH AND RELIANCE ON AFFILIATES; POTENTIAL CONFLICTS OF
INTEREST. Crow Holdings and its affiliates are collectively our largest customer, accounting for approximately 5.5% of 1998 revenues. We are not certain that Crow Holdings or its affiliates will continue to transact business with us or that their ownership of our common stock will not influence the terms on which they transact business with us in the future.

    Because Crow Holdings and its owners hold significant amounts of common stock and conduct real estate activities in direct competition with us, our relationship with these entities could give rise to conflicts of interest. These competing activities may create a conflict with a major customer or cause confusion in the real estate or capital markets. We have an approval policy intended to help us manage potential conflicts involving related parties, but we cannot be sure this policy will be effective.

    TRADE NAME LICENSE. We have entered into a license agreement ("the License Agreement") with an affiliate of Crow Holdings that allows us to use the name "Trammell Crow" perpetually throughout the world in any business except the residential real estate business. This license can be revoked if we fail to maintain certain quality standards or infringe certain of such affiliate's intellectual property rights.

    If we lose the right to use the Trammell Crow name, our business will suffer significantly. The License Agreement permits certain existing uses of this name by affiliates of Crow Holdings. The use of the Trammell Crow name or other similar names by third parties may create confusion or reduce the value associated with the Trammell Crow name.

    CONTROL BY EXISTING STOCKHOLDERS. As of March 29, 1999, our directors, officers and employees beneficially owned approximately 54% of the common stock outstanding. These individuals will be able to control our affairs and policies and will be able to approve or disapprove most matters submitted to a vote of our stockholders, including the election of directors. This concentration of ownership could delay or prevent a change in control.

    RAPID GROWTH. We have grown significantly in recent years and intend to continue to pursue an aggressive growth strategy by:

    - increasing revenues from existing clients;

    - expanding the breadth of our service offerings;

    - seeking selective co-investment opportunities; and

    - pursuing strategic acquisitions.

    This historical growth and any significant future growth will continue to place demands on our resources. Our future success and profitability will depend, in part, on our ability to enhance our management and operating systems and obtain financing for capital expenditures or strategic acquisitions. We may not be able to successfully manage any significant expansion or obtain adequate financing on favorable terms, if at all.

    ACQUISITIONS. We completed five strategic acquisitions in 1998 and intend to pursue other acquisitions. In the future, we may not be able to acquire businesses on favorable terms, and may have to use a substantial portion of our capital resources for any such acquisitions. Challenges and issues commonly encountered in strategic acquisitions include:

    - diversion of management's attention to assimilating the acquired business;

    - maintaining employment relationships with the employees of an acquired business;

    - adverse short-term effects on operating results;

    - integrating financial and other administrative systems;

    - amortization of any acquired intangible assets; and

    - maintaining uniform standards, controls, procedures and policies.

    In addition, the acquired businesses' customers could cease to do business with us. Potential conflicts between our customers and those of an acquired business could threaten our business relationships. If we are not able to manage these risks, our business could suffer significantly.

    REAL ESTATE INVESTMENT AND CO-INVESTMENT ACTIVITIES. Selective investment in real estate projects is an important part of our strategy. These activities involve the inherent risk of loss of our investment. As of December 31, 1998, we were involved as a principal in 60 "in process" real estate development projects with an estimated aggregate cost of approximately $654.6 million. As of December 31, 1998, we had invested approximately $31.8 million and had assumed approximately $19.0 million in recourse obligations with respect to such projects.

    Because the disposition of a single significant investment can impact our financial performance in any period, our ownership of real estate investments could increase fluctuations in our net earnings and cash flow. We have limited control over the timing of the disposition of these investments and the recognition of any related gain or loss. For the fourth quarter of 1998, our gain on disposition of real estate was approximately $8.2 million, compared to approximately $0.9 million, $10.2 million and $12.4 million for the first, second and third quarters, respectively. Our income from unconsolidated subsidiaries (which is primarily generated from development and investment activity) was approximately $11.3 million in the fourth quarter of 1998, compared to $2.4 million, $4.0 million and $0.7 million for the first, second and third quarters, respectively.

    The commercial real estate market is cyclical and depends on the perceptions of real estate investors as to general economic conditions. Because our investment strategy typically entails making relatively modest investments alongside our corporate and institutional clients, our ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. In recent months, providers of capital for real estate investment have taken a more cautious approach regarding investments in development projects. If this trend continues or accelerates, our investment activities, as well as our traditional construction and development business, could be adversely affected.

    FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. In recent years our revenues have been lower in the first three quarters because our clients tend to close transactions toward the end of their fiscal years (typically the calendar year). This causes us to earn a significant portion of our revenues under transaction-oriented service contracts in the fourth quarter. In addition, a growing portion of our property management and infrastructure management contracts provide for bonus payments if we achieve certain performance targets. These incentive payments are generally earned in the fourth quarter. We plan our capital and operating expenditures based on our expectations of future revenues. If revenues are below expectations in any given quarter, we may be unable to adjust expenditures to compensate for any unexpected revenue shortfall. Our business could suffer as a consequence.

    COMPETITION. We compete in several market segments within the commercial real estate industry, each of which is highly competitive on a national and a local level. We face competition from other real estate services providers, consulting firms and in-house corporate real estate and infrastructure management departments. In recent years, the number of REITs which self-manage their real estate assets has increased significantly. Continuation of this trend could shrink the asset base available to be managed by third party service providers, decrease the demand for our services and thereby significantly increase our competition.

    SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS. The market price of the common stock could drop as a result of sales of a large number of shares of common stock in the market, or the perception that such sales could occur. These factors could also make it more difficult for us to raise funds through future offerings of common stock.

    As of March 29, 1999, 34,942,498 shares of common stock were outstanding. Approximately 12,191,080 of these shares were freely transferable without further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares purchased by our "affiliates," as defined in Rule 144 under the Securities Act. Approximately 22,751,418 of the remaining shares may be sold without registration under the Securities Act to the extent permitted by Rule 144 or an exemption under the Securities Act. Certain stockholders have registration rights which allow them to cause us to register their shares for sale.

    We have filed registration statements with respect to an aggregate of 7,850,978 shares of common stock that, as of March 29, 1999, were reserved for issuance under the 1997 Stock Option Plan, the Long-Term Incentive Plan and the Employee Stock Purchase Plan. All of these shares could be sold in the public market by their holders at any time on or after the date such shares are issued or the restrictions on such shares have lapsed.

    RECRUITING AND RETENTION OF QUALIFIED PERSONNEL. Our continued success is highly dependent upon the efforts of our executive officers and key employees. If any of our key employees leaves, our business may suffer. The growth of our business is also largely dependent upon our ability to attract and retain qualified personnel in all areas of our business, particularly management. If we are unable to attract and retain such qualified personnel, we may be forced to limit our growth, and our business and operating results could suffer.

    RELIANCE ON MAJOR CLIENTS AND CONTRACT RETENTION. A relatively small number of our clients generate a significant portion of our revenues. Our ten largest clients accounted for approximately 23.5% of our total 1998 revenues. The loss of one or more of our major clients could have a material adverse effect on our business.

    In 1998, revenue from property management and infrastructure management contracts constituted approximately 22.6% and 20.3%, respectively, of our total revenues. Our property management contracts can generally be cancelled upon 30 days notice by either party and our infrastructure management service contracts are typically for initial terms of three to five years with options to renew. Accordingly, contracts representing a significant percentage of our revenues are terminable on short notice or may be scheduled to expire in any one year. We have been successful in retaining and renewing a significant portion of our contracts, but may not be able to do so in the future. Moreover, increased competition may force us to renew such contracts on less favorable terms.

    YEAR 2000 COMPLIANCE. The Year 2000 problem refers to the inability of many existing computer programs to properly recognize or process a year that begins with "20" instead of the familiar "19." If not corrected, many time-sensitive computer programs using two digits to indicate the year may recognize "00" as the year 1900 rather than the year 2000. The failure to recognize the year 2000 and other key dates could result in a variety of problems, the scope and magnitude of which are not known. In early 1998, we formed a Year 2000 Task Force comprised of internal technical, operational, financial and legal representatives and technical and legal consultants. Under the direction of the task force, we will seek to mitigate the impact of Year 2000 issues on our operations. We cannot be certain that these efforts will be successful.

    ENVIRONMENTAL LIABILITY. Various laws and regulations impose liability on real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In our role as a property manager, we could be held liable as an operator for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of the property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs we incur in connection with the contamination. If we incur any such liability, our business could suffer significantly.

    ANTI-TAKEOVER CONSIDERATIONS. Some provisions of our certificate of incorporation and certain provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for our common stock. These provisions include:

    - STAGGERED BOARD OF DIRECTORS. Our Board of Directors is divided into three classes serving terms currently expiring in 1999, 2000 and 2001. Because our Board of Directors is divided into classes, members of our Board of Directors may only be removed from office prior to the expiration of their term if such removal is for "cause." Therefore, the staggered terms of directors may limit the ability of holders of common stock to complete a change of control.

    - STOCKHOLDER PROPOSALS. Our stockholders must follow an advance notification procedure for certain stockholder nominations of candidates for our Board of Directors and for certain other business to be conducted at any stockholders' meeting. This limitation on stockholder proposals could inhibit a change of control.

    - PREFERRED STOCK. Our certificate of incorporation authorizes our Board of Directors to issue up to 30,000,000 shares of preferred stock having such rights as may be designated by our Board of Directors, without stockholder approval. The issuance of such preferred stock could inhibit a change of control.

    - DELAWARE ANTI-TAKEOVER STATUTE. Section 203 of the Delaware General Corporation Law restricts certain business combinations with interested stockholders upon their acquiring 15% or more of our common stock. This statute may have the effect of inhibiting a non-negotiated merger or other business combination.

    FORWARD-LOOKING STATEMENTS. This report includes forward-looking statements. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions, including, among other things:

    - Our anticipated growth strategies,

    - Our expected internal growth,

    - Our ability to introduce new services,

    - Technological advances in the industry,

    - Anticipated trends and conditions in the industry,

    - Our ability to implement a Year 2000 readiness program,

    - Our future financing needs, and

    - Our ability to compete.

    In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES

    The Company's executive offices are located at 2001 Ross Avenue, 3400 Trammell Crow Center, Dallas, Texas 75201 and consist of approximately 32,441 square feet of leased office space. The Company's telephone number at such address is (214) 863-3000. The Company's lease at its executive offices will expire on December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party, if decided adversely to the Company, is likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock was listed on the New York Stock Exchange ("NYSE") on November 25, 1997 under the symbol "TCW." On June 3, 1998, the Common Stock began trading under the symbol "TCC." At March 29, 1999, 34,942,498 shares were held by approximately 356 stockholders of record. The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Transaction Tape on a quarterly basis for the last two fiscal years.

                                                                            HIGH        LOW
                                                                          ---------  ---------
1997
  Fourth Quarter........................................................  $  25.750  $  20.250
1998
  First Quarter.........................................................  $  30.875  $  22.688
  Second Quarter........................................................  $  37.563  $  25.500
  Third Quarter.........................................................  $  33.500  $  25.375
  Fourth Quarter........................................................  $  28.000  $  15.000

    The Company intends to retain earnings to finance its growth and for general corporate purposes and, therefore, does not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of the Company's indebtedness. Provisions in agreements governing the Company's long-term indebtedness limit the amount of dividends that the Company may pay to its stockholders. See "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

    Prior to 1997, the Predecessor Company declared annual cash dividends which were paid during the first six months of each year and were based upon the Predecessor Company's earnings in the prior year. In April 1997, the Predecessor Company paid dividends based on 1996 earnings in the aggregate amount of approximately $8.2 million. In October 1997, the Predecessor Company declared and paid dividends in an aggregate amount of approximately $6.8 million based on earnings through September 30, 1997. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- REINCORPORATION TRANSACTIONS."

    In connection with the Faison Acquisition, the Company issued to each of Mr. Henry Faison and Faison Enterprises, Inc., 63,914 shares of Common Stock for $2.0 million in cash from each purchaser. Such shares were issued without registration under the Securities Act in reliance of Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 have been audited by Ernst & Young LLP, independent auditors, whose report thereon appears elsewhere in this report.

    The selected financial data should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and the financial statements and notes thereto contained elsewhere in this report.

                                                                           YEAR ENDED DECEMBER 31
                                                      ----------------------------------------------------------------
                                                         1994        1995        1996         1997           1998
                                                      ----------  ----------  ----------  -------------  -------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Property management services........................  $   99,609  $   92,970  $   90,179  $      87,756  $     116,784
Brokerage services..................................      48,652      61,960      72,095         91,053        152,154
Infrastructure management services..................      27,063      38,681      50,836         68,719        105,129
Development and construction services...............      12,792      20,382      22,732         40,054         65,942
Retail services.....................................       1,966       1,510       2,393          5,318         19,700
Income from unconsolidated subsidiaries.............       3,141         114         594            512         18,438
Gain on disposition of real estate..................       4,646       5,026       6,630         10,241         31,658
Other...............................................       3,039       6,559       9,996          9,986          7,718
                                                      ----------  ----------  ----------  -------------  -------------
Total revenues......................................     200,908     227,202     255,455        313,639        517,523
Salaries, wages and benefits........................     115,330     130,248     137,794        161,425        269,780
Non-recurring compensation costs....................          --          --          --         33,085             --
Commissions.........................................      20,788      23,730      27,119         39,121         67,508
General and administrative..........................      35,282      40,671      41,421         55,884         78,344
Profit sharing......................................      16,562      15,893      20,094         23,514             --
Other...............................................       7,284       8,526       9,087         17,997         25,766
                                                      ----------  ----------  ----------  -------------  -------------
Operating costs and expenses........................     195,246     219,068     235,515        331,026        441,398
                                                      ----------  ----------  ----------  -------------  -------------
Income (loss) before income taxes...................       5,662       8,134      19,940        (17,387)        76,125
Income tax provision (benefit)......................       2,636       3,793       7,826         (3,367)        29,674
                                                      ----------  ----------  ----------  -------------  -------------
Income (loss) before extraordinary gain.............       3,026       4,341      12,114        (14,020)        46,451
Extraordinary gain..................................         782          --          --             --             --
                                                      ----------  ----------  ----------  -------------  -------------
Net income (loss)...................................  $    3,808  $    4,341  $   12,114  $     (14,020) $      46,451
                                                      ----------  ----------  ----------  -------------  -------------
                                                      ----------  ----------  ----------  -------------  -------------
Earnings (loss) per share(1):
  Basic.............................................                                      $        (.42) $        1.36
  Diluted...........................................                                      $        (.42) $        1.28
Weighted Average Common Shares Outstanding(1):
  Basic.............................................                                         33,583,467     34,059,155
  Diluted...........................................                                         33,583,467     36,216,352
OTHER DATA:
EBITDA, as adjusted(2)..............................  $   29,686  $   32,033  $   48,915  $      59,522  $      96,811
Net cash provided by (used in) operating
  activities........................................      15,907      10,648      25,148         (4,978)         7,677
Net cash used in investing activities...............      (2,748)       (646)     (5,019)       (21,322)      (105,694)
Net cash provided by (used in) financing
  activities........................................          93      (5,457)     (1,779)        64,542         89,216

                                                                                     DECEMBER 31
                                                              ---------------------------------------------------------
                                                                1994        1995        1996        1997        1998
                                                              ---------  ----------  ----------  ----------  ----------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $  35,610  $   40,155  $   58,505  $   96,747  $   87,946
Total assets................................................     99,867     114,315     194,314     326,236     468,515
Long-term debt..............................................      9,762       7,065      12,361       2,430      85,995
Notes payable on real estate held for sale..................     22,914      13,182      67,810      76,623      56,344
Total liabilities...........................................     85,516      95,090     160,018     169,305     262,536
Minority interest...........................................        278       3,932       3,294      19,859      13,967
Stockholders' equity........................................     14,074      15,293      31,002     137,072     192,012

    Summarized operating data by business line for the years ended December 31, 1997 and 1998 (in thousands):

                                                                                                      INFRASTRUCTURE
                                                    PROPERTY MANAGEMENT          BROKERAGE              MANAGEMENT
                                                   ----------------------  ----------------------  ---------------------
                                                      1997        1998        1997        1998       1997        1998
                                                   ----------  ----------  ----------  ----------  ---------  ----------
Service revenues.................................  $   87,756  $  116,784  $   91,053  $  152,154  $  68,719  $  105,129
Income from unconsolidated subsidiaries..........          --          --          --          --         --          --
Gain on disposition of real estate...............          --          --          --          --         --          --
Other............................................       6,678       6,059         189         637        193         190
                                                   ----------  ----------  ----------  ----------  ---------  ----------
Total revenues...................................      94,434     122,843      91,242     152,791     68,912     105,319
Operating costs and expenses(3)..................     104,070     108,913     100,041     141,254     70,800      96,211
                                                   ----------  ----------  ----------  ----------  ---------  ----------
Income (loss) before income taxes................  $   (9,636) $   13,930  $   (8,799) $   11,537  $  (1,888) $    9,108
                                                   ----------  ----------  ----------  ----------  ---------  ----------
                                                   ----------  ----------  ----------  ----------  ---------  ----------
EBITDA, as adjusted(2)...........................  $   16,421  $   17,394  $   10,639  $   16,881  $   8,471  $   10,910

                                                          DEVELOPMENT AND
                                                            INVESTMENT               RETAIL                 TOTAL
                                                       ---------------------  --------------------  ----------------------
                                                         1997        1998       1997       1998        1997        1998
                                                       ---------  ----------  ---------  ---------  ----------  ----------
Service revenues.....................................  $  40,054  $   65,942  $   5,318  $  19,700  $  292,900  $  459,709
Income from unconsolidated subsidiaries..............        512      18,438         --         --         512      18,438
Gain on disposition of real estate...................      9,004      29,411      1,237      2,247      10,241      31,658
Other................................................      2,915         756         11         76       9,986       7,718
                                                       ---------  ----------  ---------  ---------  ----------  ----------
Total revenues.......................................     52,485     114,547      6,566     22,023     313,639     517,523
Operating costs and expenses(3)......................     48,797      75,589      7,318     19,431     331,026     441,398
                                                       ---------  ----------  ---------  ---------  ----------  ----------
Income (loss) before income taxes....................  $   3,688  $   38,958  $    (752) $   2,592  $  (17,387) $   76,125
                                                       ---------  ----------  ---------  ---------  ----------  ----------
                                                       ---------  ----------  ---------  ---------  ----------  ----------
EBITDA, as adjusted(2)...............................  $  22,520  $   47,424  $   1,471  $   4,202  $   59,522  $   96,811

------------------------

(1) Earnings per share and weighted average common shares outstanding for the years prior to 1997 are not relevant due to the change in capital structure effected in connection with the reincorporation transactions in the fourth quarter of 1997. The weighted average shares outstanding used to calculate basic and diluted earnings per share for 1997 include the shares issued in the initial public offering and in the reincorporation transactions as if they were outstanding for the entire period. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--INITIAL PUBLIC OFFERING AND REINCORPORATION TRANSACTIONS."

(2) EBITDA, as adjusted, represents earnings before interest, income taxes, depreciation and amortization, royalty and consulting fees, profit sharing, the non-cash, non-recurring charge to income related to the stock options granted under the Company's 1997 Stock Option Plan assumed by the Company in connection with the reincorporation transactions (the "Assumed Option Plan") and the non-recurring charge to income resulting from the settlement of claims by certain former employees arising out of a terminated stock appreciation rights plan. Management believes that EBITDA, as adjusted, can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative to: (i) net earnings (determined in accordance with generally accepted accounting principles ("GAAP")); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. The Company's calculation of EBITDA, as adjusted, may differ from similarly titled items reported by other companies.

(3) In 1997, includes a non-cash, non-recurring charge to compensation expense of $33.1 million related to options granted under the Assumed Option Plan, which was allocated as follows: Property Management--$13.6 million; Brokerage--$10.4 million; Infrastructure Management--$4.1 million; Development and Construction--$3.8 million; and Retail--$1.2 million. Also includes a non-recurring charge to general and administrative expense for payment obligations incurred in connection with the settlement of claims made pursuant to a terminated stock appreciation rights plan, which was allocated as follows: Property Management--$1.8 million; Brokerage--$1.4 million; Infrastructure Management--$0.5 million; Development and Investment--$0.5 million; and Retail--$0.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in Item 14(a)(1) and (2) of this Annual Report on Form 10-K.

OVERVIEW

    Trammell Crow Company is one of the largest diversified commercial real estate service firms in North America. As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company is organized into five principal lines of business. The Company's property management services business provides services relating to all aspects of building operations, tenant relations and oversight of building improvement processes, primarily for building owners who do not occupy the properties managed by the Company. The brokerage services business advises buyers, sellers, landlords and tenants in connection with the sale and leasing of office, industrial and retail space and land. The infrastructure management business entails providing comprehensive day-to-day occupancy related services, principally to large corporations which occupy commercial facilities in multiple locations. These services include administration, day-to-day maintenance and repair of client occupied facilities and strategic functions such as space planning, relocation coordination, facilities management and portfolio management. The Company's development and investment activities include development and construction services and the acquisition and disposition of commercial real estate projects. The development and construction services include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management and tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services. The Company's retail services business provides tenant representation, disposition, development and financial services to national and global retail customers, as well as property management and leasing services to regional malls.

    The Company's annual revenues increased to $517.5 million in 1998 from $255.5 million in 1996. This revenue growth was achieved during a period when the composition of the Company's revenues shifted significantly as the Company increased the role which brokerage, infrastructure management, development and investment and retail services play in its overall strategy. From 1996 to 1998, the percentage of the Company's revenues generated by its property management services business declined from 35.3% to

22.6%. Over this same period, revenues from brokerage, infrastructure management, development and investment (including income from unconsolidated subsidiaries and gain on disposition of non-retail real estate projects) and retail services (including gain on disposition of retail build-to-suit real estate projects) increased from a combined 60.8% of total revenues to 75.9% of total revenues.

    The Company's revenue streams consist primarily of recurring payments made pursuant to service contracts and variable transaction-oriented payments. The Company typically receives base monthly fees from clients for services provided in its property management business. A majority of the fees generated by the Company's infrastructure management services business are contractual and recurring in nature. The Company typically earns fees from its development and construction services business which are based upon a negotiated percentage of a project's cost, and the Company may receive incentive bonuses for completing a development project under budget and within certain critical time deadlines. The fees generated in the Company's brokerage and retail services businesses are typically paid in connection with the consummation of a transaction such as the purchase or sale of commercial property or the execution of a lease. Revenues from the Company's investment activities primarily consist of gain on disposition of real estate and income from unconsolidated subsidiaries that hold real estate assets. The Company has limited control over the timing of the disposition of these investments and the recognition of any related gain or loss. Because the disposition of a single significant investment can impact the Company's financial performance in any period, these investment activities could create fluctuations in the Company's revenues. Because the Company's investment strategy typically entails making relatively modest investments alongside its corporate and institutional clients, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. In recent months, providers of capital for real estate investment have taken a more cautious approach regarding investment in development projects. If this trend continues or accelerates, the Company's investment activities, as well as its traditional construction and development business, could be adversely affected. In 1998, the percentage of the Company's total revenues generated by each of its property management, brokerage, infrastructure management, development and investment, and retail businesses (including $7.7 million in other revenues) was 23.8%, 29.5%, 20.3%, 22.1% and 4.3%, respectively.

    The Company's operating expenses consist of salaries, wages and benefits, commissions, general and administrative expenses, depreciation and amortization expense, interest and minority interest. Salaries, wages and benefits and commissions constitute a majority of the Company's total operating costs and expenses.

    Over the last three years, an average of 31.7% of the Company's income before income taxes (adjusted in 1997 to add back the non-cash charge related to the options granted under the Assumed Option Plan and the expense related to the settlement of claims by certain former employees arising out of the termination of a Stock Appreciation Rights Plan) has been generated in the fourth quarter, due primarily to a calendar year-end focus by the commercial real estate industry on the completion of transactions. In addition, an increasing percentage of the Company's property management and infrastructure management contracts provide for bonus payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. In contrast, the Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. See "--QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY."

    While the Company has primarily used borrowings under its $150 million revolving line of credit and internally generated funds to achieve growth, it intends to continue to pursue an aggressive growth strategy by expanding client relationships, expanding the breadth of its service offerings, making selective co-investments with its clients and pursuing selective strategic acquisitions. The Company believes that its ability to pursue acquisitions will be greatly enhanced by its ability to use external sources of capital, including the public capital markets and the commercial banking industry, to finance such acquisitions. See "--LIQUIDITY AND CAPITAL RESOURCES."

INITIAL PUBLIC OFFERING

    On December 1, 1997, the Company closed its initial public offering of 5,750,000 shares of Common Stock (the "Initial Public Offering"). Of the approximately $90.2 million in net proceeds which the Company raised from the Initial Public Offering: (i) approximately $31.0 million was used to repay all outstanding indebtedness under a credit facility that was terminated upon the closing of the Offering, (ii) approximately $25.2 million was used for development purposes; (iii) approximately $8.4 million was used to repay other indebtedness of the Company (including approximately $4.7 million owed to retired Profit Sharing Plan participants); and (iv) approximately $1.6 million was paid to J. McDonald Williams, Chairman of the Company's Board of Directors, in connection with the termination of the Company's consulting arrangements with Mr. Williams. The remaining proceeds were used for working capital. See "--LIQUIDITY AND CAPITAL RESOURCES" and "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

    As part of the Reincorporation Transactions, immediately prior to the closing of the Initial Public Offering, CFH, an affiliate of Crow Family (which was then the Company's sole stockholder), entered into the License Agreement with the Company, pursuant to which CFH transferred to the Company, subject to certain quality standards, the perpetual right (the "Trade Name License") to use the name "Trammell Crow Company," and variations thereof, throughout the world. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." In exchange for the grant of the Trade Name License, the Company issued to CFH 2,295,217 shares of Common Stock. In September 1998, CFH assigned the License Agreement to CF98.

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

RESULTS OF OPERATIONS

    The following table sets forth items from the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998, as a percent of total revenue for the periods indicated.

                                                                                              YEAR ENDED DECEMBER 31
                                                                                          -------------------------------
                                                                                            1996       1997       1998
                                                                                          ---------  ---------  ---------
REVENUES:
Property management services............................................................       35.3%      28.0%      22.6%
Brokerage services......................................................................       28.2%      29.0%      29.4%
Infrastructure management services......................................................       19.9%      21.9%      20.3%
Development and construction services...................................................        8.9%      12.8%      12.7%
Retail services.........................................................................        0.9%       1.7%       3.8%
Income from unconsolidated subsidiaries.................................................        0.2%       0.2%       3.6%
Gain on sale of real estate.............................................................        2.6%       3.3%       6.1%
Other...................................................................................        4.0%       3.1%       1.5%
                                                                                          ---------  ---------  ---------
  Total revenues........................................................................      100.0%     100.0%     100.0%
Salaries, wages and benefits............................................................       53.9%      62.0%      52.1%
Commissions.............................................................................       10.6%      12.5%      13.0%
General and administrative..............................................................       16.2%      17.8%      15.1%
Profit sharing..........................................................................        7.9%       7.5%        --
Other...................................................................................        3.6%       5.7%       5.0%
                                                                                          ---------  ---------  ---------
  Total operating costs and expenses....................................................       92.2%     105.5%      85.2%
Income (loss) before income taxes.......................................................        7.8%      (5.5)%      14.8%
Income tax expense (benefit)............................................................        3.1%      (1.1)%       5.7%
                                                                                          ---------  ---------  ---------
Net income (loss).......................................................................        4.7%      (4.4)%       9.1%
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUES. The Company's total revenues increased $203.9 million, or 65.0%, to $517.5 million in 1998 from $313.6 million in 1997.

    Property management services revenue, which represented 22.6% of the Company's total revenue in 1998, increased $29.0 million, or 33.0%, to $116.8 million in 1998 from $87.8 million in 1997. This increase was primarily due to an increase in square feet under management in 1998, which resulted primarily from the acquisitions of Tooley in March of 1998 and Faison in July 1998.

    Brokerage services revenue, which represented 29.4% of the Company's total revenue in 1998, increased $61.1 million, or 67.1%, to $152.2 million in 1998 from $91.1 million in 1997. The revenue growth resulted from an increase in the number of brokerage transactions fueled by an increase of 43.9% in the average number of brokers employed in 1998 compared to 1997, coupled with an increased focus on larger transactions.

    Infrastructure management services revenues, which represented 20.3% of the Company's total revenue in 1998, increased $36.4 million, or 53.0%, to $105.1 million in 1998 from $68.7 million in 1997. The revenue growth resulted primarily from (i) the impact in 1998 of the addition of over 25.0 million square feet associated with two significant new customers in the financial services industry in the third quarter of 1997, (ii) expansion of services provided to several other major customers, and (iii) the addition of an infrastructure management contract (the "Penn Contract") with the University of Pennsylvania ("Penn") commencing in April 1998.

    Revenues from development and investment activities (consisting of development and construction service fees, income from unconsolidated subsidiaries and gain on disposition of non-retail real estate projects) totaled $113.8 million in 1998, and represented 22.0% of the Company's 1998 total revenue. These revenues increased $64.2 million, or 129.4%, from $49.6 million in 1997. The revenue growth was primarily due to (i) a significant increase in 1998 in the number of development projects with respect to which the Company receives development fees, which increased $16.8 million, or 100.6%, to $33.5 million in 1998 from $16.7 million in 1997, (ii) an increase in income from unconsolidated subsidiaries resulting from sale of the underlying real estate, which increased $17.9 million, or 3580.0%, to $18.4 million in 1998 from $.5 million in 1997, and (iii) an increase in gain on disposition of real estate, which increased $20.4 million, or 226.7%, to $29.4 million in 1998 from $9.0 million in 1997. The income from unconsolidated subsidiaries in 1998 includes the effects of the Company's share of gain on sales of 12 real estate projects, including one atypically large and profitable transaction that closed in the fourth quarter that contributed approximately $10.1 million of revenues and $6.2 million of net income. Primarily because this transaction was atypically large and profitable, the Company believes that in 1999 its margins on this business activity will be lower than the margins in 1998. The gain on disposition of real estate reflects the sale of 34 real estate projects in 1998 compared to seven in 1997.

    A portion of the Company's development and investment activities involves the provision of development services to companies that invest in commercial real estate projects. In recent months, the Company has seen some evidence that providers of capital are beginning to take a more cautious approach regarding investments in development projects. If this trend should continue or accelerate, that portion of the Company's development and investment activity, as well as the Company's traditional construction and development business, could level off or decline.

    Retail revenues (including services revenues and gain on disposition of retail build-to-suit real estate projects) totaled $21.9 million in 1998, and represented 4.2% of the Company's 1998 total revenue. These revenues increased $15.3 million, or 231.8%, from $6.6 million in 1997. This revenue growth was primarily a result of the acquisition of Doppelt in August 1997, an increase in gain on disposition of build-to-suit real estate projects resulting primarily from seven sales in 1998 and the addition of approximately 10.0 million square feet of regional malls under management due to the Faison Acquisition in July of 1998.

    OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased $110.4 million, or 33.4%, to $441.4 million in 1998 from $331.0 million in 1997.

    The increase in operating costs and expenses was primarily due to a 67.2% increase in salaries, wages, and benefits in 1998, resulting primarily from an increase in staffing. The Company added approximately 2,000 employees in 1998 due to the acquisitions of real estate service companies, staffing requirements of the infrastructure management services business and support for internal growth in the Company's other lines of business. Salaries, wages and benefits also include incentive compensation, in the form of bonus payments, earned by certain employees in 1998 related to the Company's development activities. Such development-related bonuses totaled $6.1 million in 1998. Additionally, compensation increased in 1998 from 1997 due to the impact of the new compensation structure adopted in connection with the Initial Public Offering in the fourth quarter of 1997.

    The Company incurred a $33.1 million non-cash, non-recurring charge in 1997 related to the stock options granted under the Assumed Option Plan, for which there was no corresponding charge in 1998.

    Commissions increased 72.6%, to $67.5 million in 1998 from $39.1 million in 1997, primarily as a result of the increased brokerage activities giving rise to the significant growth in the Company's brokerage services revenues.

    General and administrative expenses increased $22.4 million, or 40.1%, to $78.3 million in 1998 from $55.9 million in 1997. The increase is primarily due to increases in rent, travel and overhead costs of the infrastructure management services business resulting from the addition of three significant customers and the expansion of services provided to several other significant customers, a company-wide increase in administrative costs resulting from the overall increase in number of employees, and costs associated with being a public company. Additionally, general and administrative expenses increased in part due to expenses incurred in connection with the integration into the Company's business of the operations acquired in the Faison Acquisition and with several initiatives begun in the third and fourth quarters and intended to increase revenues and income in future periods. These initiatives include upgrading the Company's management information systems and making targeted investments to enhance its development and investments, infrastructure management and brokerage business. These investments are expected to exceed $10.0 million in 1999. The increases in general and administrative expenses were partially mitigated by the $4.4 million non-recurring charge in 1997 resulting from the settlement of claims by certain former employees arising out of a terminated stock appreciation rights plan, for which there was no corresponding charge in 1998.

    The Company had no profit sharing expense in 1998 compared to $23.5 million in 1997, as future profits participation under the Company's Profit Sharing Plan was terminated in conjunction with the Initial Public Offering and with the adoption of the Company's current compensation structure.

    Other expenses increased $7.8 million, or 43.3%, to $25.8 million in 1998 from $18.0 million in 1997, primarily as a result of amortization of goodwill related to acquisitions, interest expensed on real estate development projects that were completed and operated in 1998, contingent interest incurred upon the sale of a real estate project, increase in minority interest and interest on debt borrowed for acquisitions of real estate service companies. The Company had no royalty or consulting expenses in 1998 compared to $6.2 million in 1997, because certain royalty and consulting arrangements to which the Company was a party were terminated in connection with the Initial Public Offering.

    INCOME (LOSS) BEFORE INCOME TAXES. The Company's income before income taxes increased $93.5 million, to a profit of $76.1 million in 1998 from a loss of $17.4 million in 1997, due to the fluctuations in revenues and expenses described above.

    NET INCOME (LOSS). Net income increased $60.5 million, to a profit of $46.5 million in 1998 from a loss of $14.0 million in 1997, due to the fluctuations in revenues and expenses described above.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    REVENUES. The Company's total revenues increased $58.1 million, or 22.7%, to $313.6 million in 1997 from $255.5 million in 1996.

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

    Revenues from development and investment activities (consisting of development and construction service fees, income from unconsolidated subsidiaries and gain on disposition of non-retail real estate projects) totaled $49.6 million in 1997, which represented 15.8% of the Company's 1997 total revenue. These revenues increased $20.4 million, or 69.9%, from $29.2 million in 1996. This revenue growth was primarily due to a $7.4 million increase in development fees from $9.3 million in 1996 to $16.7 million in 1997 and an increase in construction management services fees of $2.5 million to $11.0 million in 1997 from $8.5 million in 1996. Additionally, gain on sale of real estate increased $3.1 million, or 52.5%, from $5.9 million in 1996 to $9.0 million in 1997.

    Retail revenues (consisting of service revenues and gain on disposition of retail build-to-suit projects), which represented 2.1% of the Company's 1997 total revenue, increased $3.4 million, or 109.7%, to $6.5 million in 1997 from $3.1 million in 1996, primarily as a result of the acquisition of Doppelt in August 1997.

    OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased by $95.5 million, or 40.6%, to $331.0 million in 1997 from $235.5 million in 1996. The increase in operating costs is primarily due to the non-recurring charges resulting from the completion of the Initial Public Offering in December 1997. The 41.1% increase in salaries and benefits is primarily due to the $33.1 million non-cash non-recurring charge related to the stock options granted under the Assumed Option Plan. The remaining increase in salaries is due to the increased staffing required for the infrastructure management services business. The increase in commissions is due to the growth in the Company's brokerage services and retail services businesses resulting from an increase in the number of brokers. Approximately $4.4 million of the increase in general and administrative expense relates to the non-recurring charge to income resulting from the settlement of claims by certain former employees arising out of a terminated stock appreciation rights plan. The remaining increase in general and administrative expenses represents approximately $2.3 million in operating expenses relating to rental properties which were not operational in 1996 and the increased expenditures associated with the Company's technological support systems. The Company's profit sharing expense increased by $3.4 million, or 16.9%, to $23.5 million in 1997 from $20.1 million in 1996 due to the increase in earnings available for profit sharing. Other operating costs increased due to $3.1 million of interest expense on real estate held for sale that became operational in 1997, the $1.6 million accrued in connection with the termination of the consulting agreement with Mr. Williams and increased amortization as a result of the Doppelt acquisition.

    INCOME (LOSS) BEFORE INCOME TAXES. The Company's income before income taxes decreased $37.3 million, to a loss of $17.4 million in 1997 from a profit of $19.9 million in 1996, due to factors described above.

    NET INCOME (LOSS). Net income decreased $26.1 million, to a loss of $14.0 million in 1997 from a profit of $12.1 million in 1996, due to factors described above.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

    The following table presents unaudited quarterly results of operations data for the Company for each of the four quarters of 1998, 1997 and 1996. This quarterly information is unaudited but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period. Revenues during the fourth fiscal quarter historically have been somewhat greater than in the first three fiscal quarters, primarily because the Company's clients have a demonstrated tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations. The fourth quarter of 1997 includes a non-cash, non-recurring charge to income of $33.1 million related to options granted under the

Assumed Option Plan and a $4.4 million non-recurring charge to income resulting from the settlement of claims by certain former employees arising out of a terminated stock appreciation rights plan.

                                                                               THREE MONTHS ENDED
                                                               ---------------------------------------------------
                                                                MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31
                                                               -----------  ----------  ------------  ------------
                                                                                 (IN THOUSANDS)
1998:
Revenues(1)..................................................   $  88,959   $  113,536   $  144,461    $  170,567
Income before income taxes...................................      10,568       18,141       24,180        23,236
Net income...................................................       6,329       10,851       14,284        14,987
1997:
Revenues.....................................................   $  62,098   $   69,344   $   81,797    $  100,400
Income (loss) before income taxes............................       2,624        4,402        7,575       (31,988)
Net (loss) income............................................       1,601        2,685        4,568       (22,874)
1996:
Revenues.....................................................   $  56,397   $   54,299   $   65,515    $   79,244
Income before income taxes...................................       3,025        3,507        5,934         7,474
Net income...................................................       1,876        2,093        3,673         4,472

------------------------

(1) Certain revenues for the periods ended March 31, June 30 and September 30 have been reclassified to conform to the presentation for the quarter and year ended December 31, 1998. As a result, revenues differ from the amounts reported in the Company's Quarterly Reports on Form 10-Q for 1998. These reclassifications do not impact net income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources requirements include the funding of working capital needs, primarily accounts receivable from its clients; the funding of capital investments, including the acquisition of other real estate service companies; and expenditures for real estate held for sale and payments on notes payable associated with its development and construction activities. The Company finances its operations with internally generated funds and borrowings under the Existing Credit Facility (described below). The portion of the Company's development and investment business that includes the acquisition and development of real estate is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

    Net cash provided by operating activities totaled $7.7 million for year ended December 31, 1998, compared to net cash used in operating activities of $5.0 million in 1997. This change is primarily due to an increase in net income, offset by payment in 1998 of profit sharing distributions totaling $15.0 million which were accrued at December 31, 1997. Additionally, while expenditures for real estate held for sale increased in 1998, the increase was more than offset by increased proceeds from sale of real estate, net of debt payoffs. Net cash used in operating activities totaled $5.0 million for the year ended December 31, 1997, compared to net cash provided by operating activities of $25.1 million in 1996. The primary reason for this change is a decrease in debt proceeds for real estate held for sale as the Company used internal sources for funding these transactions. In addition, in 1997 the Company made mid-year royalty, consulting and profit sharing cash distributions relating to performance through October 1997. Prior to 1997, such distributions were typically paid during the first quarter of the year following the activity which generated the distributions. The Company also paid more federal taxes during the year due to a higher net income (before the effect of the non-cash non-recurring charge related to the stock options granted under the Assumed Option Plan).

    Net cash used in investing activities totaled $105.7 million for the year ended December 31, 1998, compared to $21.3 million for the same period in 1997. This change is primarily attributable to the Tooley Acquisition, the FHO Acquisition and the Faison Acquisition in March, May and July 1998, respectively. Also, expenditures for furniture and equipment increased, primarily relating to expanding the Company's management information systems and costs relating to the Company's centralized call center. Net cash used in investing activities totaled $21.3 million for the year ended December 31, 1997 compared to $5.0 million for the same period in 1996. This change is primarily attributable to the Doppelt Acquisition in August 1997, investments in unconsolidated subsidiaries and distributions to minority interest. These uses were offset by distributions from unconsolidated subsidiaries and contributions from minority interest.

    Net cash provided by financing activities totaled $89.2 million for the year ended December 31, 1998, compared to $64.5 million for the same period in 1997. This increase in cash provided by financing activities is primarily due to borrowings under the Existing Credit Facility of $102.1 million as described below and the issuance of common stock for total proceeds of $7.8 million. No dividends were paid in 1998. Net cash provided by financing activities totaled $64.5 million for the year ended December 31, 1997 compared to net cash used in financing activities of $1.8 million for the same period in 1996. The reasons for this change are an increase of debt proceeds, the repayment of stock loans and the net proceeds from the Initial Public Offering of $90.2 million. These increases were offset by increased debt repayments and dividends paid during 1997.

    On December 1, 1997, the Company obtained a $150 million revolving line of credit (the "Existing Credit Facility") arranged by NationsBank of Texas, N.A. as the administrative agent (the "Administrative Agent"). Under the terms of the Existing Credit Facility, the Company can obtain loans which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate, which is the higher of the prime lending rate announced from time-to-time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at an adjusted Eurodollar rate plus a margin which ranges from 1.25% to 1.75%, depending upon the Company's leverage ratio at the date the margin is determined. The Existing Credit Facility contains various covenants such as the maintenance of minimum equity and liquidity and covenants relating to certain key financial data. The Existing Credit Facility also includes limitations on payment of cash dividends or other distributions of assets and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Existing Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Existing Credit Facility to an amount less than the $150 million commitment. Through December 31, 1998, the Company had borrowed approximately $102.1 million under the Existing Credit Facility, including $10.0 million to fund its co-investment activities and $92.1 million for the 1998 Acquisitions, and repaid $20.0 million of these amounts. At December 31, 1998, the Company had an unused borrowing capacity (taking into account letters of credit outstanding) under the Existing Credit Facility of approximately $61.6 million. Subsequent to year end, the Company repaid $25.0 million, and at March 19, 1999, had a remaining unpaid balance of $57.1 million. The Existing Credit Facility requires the Company to enter into one or more interest rate agreements for the Company's indebtedness in excess of $50 million ensuring the net interest is fixed, capped or hedged. In September 1998, the Company entered into an interest rate swap agreement with a notional amount of $135.0 million. The swap agreement establishes a fixed interest pay rate of 5.29% and expires on June 24, 1999. The weighted average receive rate for the swap agreement was 5.32% for the period ended December 31, 1998. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held for trading purposes. The shares of (i) certain wholly-owned subsidiaries engaged in providing real estate services and accounting for 5% or more of the consolidated assets, revenues or earnings of the Company, and (ii) subsidiaries which are engaged primarily in the business of real estate development and ownership, whose assets are not subject to any financing, accounting for more than 5% of the consolidated assets, revenues or earnings of the Company, are pledged as security for the Existing Credit Facility. The Company expects to continue to borrow under the Existing Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

    In August 1997, Trammell Crow BTS, Inc., a wholly-owned subsidiary of the Company ("TC BTS"), obtained a $20.0 million credit facility (the "Retail BTS Facility") from KeyBank National Association ("KeyBank"). Under the terms of the Retail BTS Facility, until May 31, 1999, subsidiaries of TC BTS can obtain loans at one of a LIBOR-based interest rate, KeyBank's prime rate or a combination of the two interest rates. The proceeds of any such loans must be used for the construction of retail facilities. On December 31, 1998, the outstanding balance owed under the Retail BTS Facility was $4.3 million. The Retail BTS facility is secured by a first mortgage on and assignment of all rents from the constructed facilities. In addition, TC BTS must guarantee all obligations of its subsidiaries for loans made pursuant to the Retail BTS Facility and (i) if the closing of any loan occurred prior to May 1, 1998, Trammell Crow MW, Inc., a wholly-owned subsidiary of the Company, is required to guarantee the repayment obligations under the Retail BTS Facility with respect to such loan and to guarantee the timely lien free completion of the retail facility to which such loan relates, and (ii) if the closing of any loan occurs on or after May 1, 1998, the Company must guarantee the repayment obligations under the Retail BTS Facility with respect to such loan and must guarantee the timely lien free completion of the retail facility to which such loan relates. The Retail BTS Facility also contains various covenants, such as the maintenance of a minimum net worth of TC BTS and prohibition on other TC BTS guarantees of build-to-suit retail projects.

    In December 1998, TCC Triple Net, obtained a two-year $20.0 million revolving line of credit ("Triple Net Facility") from KeyBank. Under the terms of the Triple Net Facility, TCC Triple Net can obtain loans at a LIBOR-based interest rate, the proceeds of which must be used for the acquisition of retail properties subject to "triple net" leases. On December 31, 1998, there was no outstanding balance under the Triple Net Facility. The Triple Net Facility is nonrecourse to TCC Triple Net and is secured by a first mortgage and assignment of all rents from the acquired properties. The Company will guarantee from 10% to 40% of each such loan depending on the credit rating of the tenant occupying the acquired property. The Company's guarantee percentage will be reduced to 10% for any loan upon the receipt of a purchase agreement relating to the property underlying such loan. The maximum amount of any advance related to a single property will be either (i) 90% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BBB or higher), or
(ii) 80% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BB+ or lower). The Triple Net Facility also contains various covenants, such as the maintenance of minimum equity and liquidity of the Company and covenants relating to certain key financial data of the Company. The restrictions contained in such financial covenants are identical to those set forth in the Existing Credit Facility.

    The Company intends to retain earnings to finance its growth and, therefore, does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Existing Credit Facility, the Retail BTS Facility and the Triple Net Facility will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, acquisitions of service companies and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of its implementation of its growth strategy. The Company regularly monitors capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

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

    One of the Program initiatives calls for the inventory, assessment and remediation of IT assets (mainly consisting of PCs, servers and resident software) at Company locations remote from the data center. Company technical personnel are currently engaged in the first phase of this initiative, in which IT assets in the Company's 56 largest offices will be inventoried, assessed and remediated. Inventory and assessment of PC hardware and inventory of software for this first phase was completed in February 1999. Assessment of the software inventory for this phase was completed in March 1999, and the Company has commenced indicated remediation. Following completion of the first phase inventory, the Company commenced the second phase, inventorying and assessing IT assets in those smaller offices where the Company believes that the criticality of the IT assets warrants the assessment effort. The inventory and assessment of PC hardware and inventory of software for this second phase and inventory and assessment of all field office servers is expected to be complete in April 1999. Assessment of the software inventory for this second phase is also expected to be complete in April 1999, whereupon the Company will commence the indicated remediation.

    Costs associated with both phases of the field office inventory and assessment effort, expected to be incurred no later than the first quarter of 1999, are expected to total less than $400,000. As of December 31, 1998, $242,000 of such costs have been incurred and expensed. These costs include license fees for application software used in the inventory and assessment process and fees paid to consultants in connection with the assessment of the software inventory. Based on earlier inventory and assessment of IT assets conducted by an independent consultant at two of the Company's larger field offices, the Company currently estimates that the cost of Year 2000 IT asset remediation at all of its field offices will be approximately $2.0 million (in excess of normal, recurring PC acquisitions and replacements). This amount represents anticipated expenditures for Year 2000-driven PC replacement and commercial application software upgrades, and these costs will be capitalized and amortized over their respective useful lives. As this amount is based on a sample, actual remediation costs may differ materially. None of these costs have been incurred as of December 31, 1998.

MANAGED PROPERTIES--NON-IT SYSTEMS

    Another of the Program initiatives calls for the Company to assist owners of Company-managed properties with the inventory, assessment and remediation of non-IT systems at such properties. Most of the Company's field offices are in leased premises in these managed properties. In 1997, owners and tenants of many of the properties managed by the Company began to contact the Company seeking information as to the Year 2000 readiness of the properties they own or occupy. In response to these requests, the Company began making inquiries of vendors of building systems as to the Year 2000 readiness of such systems, communicating with owners and tenants as to the results of these inquiries and assisting owners with the remediation recommended by the vendors or otherwise requested by the owners. In the summer of 1998, the Company determined to engage a consultant to serve as a project manager and technical resource for the Company's property management personnel as work on this initiative continues at Company-managed properties. Under the direction of the project manager, the Company expects to complete its inventory and assessment work on this initiative in April 1999. Following the inventory and assessment work, the Company will assist owners with the remediation of indicated Year 2000 issues in accordance with owners' instructions. THIS INFORMATION IS INTENDED SOLELY TO ADVISE THE INVESTMENT COMMUNITY OF THE STEPS THAT THE COMPANY IS TAKING TO ASSIST OWNERS OF COMPANY-MANAGED PROPERTIES (IN WHICH MOST OF THE COMPANY'S OFFICES ARE LOCATED) WITH YEAR 2000 ISSUES RELATING TO NON-IT SYSTEMS. NO OWNER OR TENANT IN A COMPANY-MANAGED PROPERTY SHOULD RELY ON THIS STATEMENT AS AN INDICATION THAT THE COMPANY HAS OR WILL INVENTORY OR ASSESS THE MANAGED PROPERTY ON ITS BEHALF OR THAT, IN FACT, SUCH PROPERTY IS OR WILL BE IN A STATE OF YEAR 2000 READINESS. QUERIES IN THIS REGARD SHOULD BE ADDRESSED TO APPROPRIATE PROPERTY MANAGEMENT PERSONNEL.

    The Company currently expects that its unreimbursed out-of-pocket costs relating to this initiative, including the costs of the consultant engaged to act as the project manager and technical resource, should not exceed $1.0 million. Costs of remediating Year 2000 issues associated with non-IT systems at managed properties should be borne exclusively by the owners or tenants of such properties.

YEAR 2000 READINESS OF THIRD PARTIES

    The Company is to varying degrees dependent on the Year 2000 readiness of third parties. Because of the breadth of the Company's customer base, the success of its business is not closely tied to the success of any particular customer. Aside from vendors of certain IT systems that have already been contacted by the Company concerning the Year 2000 compliance of their products, the Company is in the preliminary stages of identifying the other parties with which it does business (utilities, other vendors, etc.) whose Year 2000 problems could adversely impact the Company. Another Program initiative calls for the Company to make appropriate inquiries of these parties. The Company expects to complete these inquiries in the second quarter of 1999.

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

FORWARD-LOOKING STATEMENTS

    Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation statements containing the words "believes" "anticipates," "expects" and words of similar import, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, the matters described in "ITEM 1. BUSINESS-- RISK FACTORS." In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the List of Financial Statements and Financial Statement Schedule on page F-2 for a listing of the Company's financial statements and notes thereto and for the financial statement schedule contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the headings "ELECTION OF DIRECTORS," "DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16 BENEFICIAL OWNERSHIP COMPLIANCE" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the heading "EXECUTIVE COMPENSATION" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the headings "ELECTION OF DIRECTORS," "EXECUTIVE COMPENSATION" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

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

(a)(3)     The following documents are filed or incorporated by reference as exhibits to this Report:

           2.1(1)        Agreement and Plan of Merger dated August 22, 1997, among the Company, the
                           Predecessor Company, TCC Merger Sub, Inc. and certain other parties thereto

           2.2(1)        First Amendment to Agreement and Plan of Merger dated as of November 22, 1997

           3.1(1)        Certificate of Incorporation of the Company

           3.2(1)        Bylaws of the Company

           4.1(1)        Form of certificate for shares of Common Stock of the Company

           9.1(1)        Acquisition Agreement dated August 15, 1997, among the Company, TCRS, Doppelt and
                           Jeffery Doppelt

           10.1(1)       Credit Agreement dated August 18, 1997, among the Company, Bankers Trust Company and the lenders therein

           10.1.1(1)     First Amendment of Credit Agreement dated December 1, 1997, among the Company,
                           Nations Bank of Texas, N.A, and Bankers Trust Company

           10.1.2(1)     Second Amendment of Credit Agreement dated as of December 1, 1997 among the Company,
                           Nations Bank of Texas, N.A and Bankers Trust Company--January 29, 1998

           10.2(1)       Form of License Agreement among the Company and CFH

           10.3(1)       Form of Indemnification Agreement, with schedule of signatures

           10.4(1)       Predecessor Company's 1997 Stock Option Plan

           10.5(1)       Company's Long-Term Incentive Plan

           10.6(1)       Company's 1995 Profit Sharing Plan

           10.7(1)       Company's Employee Stock Purchase Plan

           10.8(1)       Subordinated Promissory Note dated August 22, 1997, between the Company and Doppelt

           10.9(1)       Stockholders' Agreement dated August 22, 1997, among TCRS, the Company, Doppelt and
                           Jeffrey J. Doppelt

           10.10(1)      Form of Stockholders' Agreement among the Company, Crow Family Partnership L.P., CFH
                           Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto

           10.11(2)      Employment Agreement for Henry J. Faison dated July 2, 1998

           10.12(3)      Master Construction Loan Agreement dated August 4, 1997 between Trammell Crow BTS,
                           Inc. and KeyBank National Association.

           10.12.1(3)    First Modification to Master Construction Loan Agreement dated August 4, 1997 between
                           Trammell Crow BTS, Inc. and KeyBank National Association--September 15, 1997

           10.12.2(3)    Second Modification to Master Construction Loan Agreement dated August 4, 1997 between Trammell Crow BTS, Inc. and KeyBank National Association--May 12, 1998

           10.12.3(3)    Third Modification to Master Construction Loan Agreement dated August 4, 1997 between
                           Trammell Crow BTS, Inc. and KeyBank National Association--June 9, 1998

           10.12.4(3)    Fourth Modification to Master Construction Loan Agreement dated August 4, 1997 between Trammell Crow BTS, Inc. and KeyBank National Association--December 30, 1998

           10.13(3)      Master Loan Agreement dated December 22, 1998 between TCC NNN Trading, Inc. and
                           KeyBank National Association

           21.1          Subsidiaries of the Company

           23.1          Consent of Ernst & Young LLP

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

           24.4          Power of Attorney for James R. Erwin

           24.5          Power of Attorney for Jeffrey M. Heller

           24.6          Power of Attorney for Rowland T. Moriarity

           24.7          Power of Attorney for Robert E. Sulentic

           24.8          Power of Attorney for George L. Lippe

           24.9          Power of Attorney for Henry J. Faison

           24.10         Power of Attorney for William P. Leiser

           24.11         Power of Attorney for Harlan R. Crow

           27.1          Financial Data Schedule

------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File Number 333-59387) initially filed with the Securities and Exchange Commission on July 17, 1998 and withdrawn on October 9, 1998, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File Number 333-72925) filed with the Securities and Exchange Commission on March 9, 1999 and incorporated herein by reference.

    (b) Reports on Form 8-K
       During the last quarter of the Company's fiscal year ended December 31, 1998, no reports on Form 8-K were filed with the Securities and Exchange Commission by the Company.

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

Date: March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------
                                President, Chief Executive
     /s/ GEORGE L. LIPPE          Officer and Director
------------------------------    (Principal Executive        March 31, 1999
       George L. Lippe            Officer)

                                Executive Vice President,
              *                   Chief Financial Officer
------------------------------    and Director (Principal     March 31, 1999
      Robert E. Sulentic          Financial Officer)

              *                 Executive Vice President
------------------------------    and Treasurer (Principal    March 31, 1999
      William P. Leiser           Accounting Officer)

              *
------------------------------  Director                      March 31, 1999
        Harlan R. Crow

              *
------------------------------  Chairman of the Board and     March 31, 1999
     J. McDonald Williams         Director

              *
------------------------------  Director                      March 31, 1999
      James D. Carreker

              *
------------------------------  Director                      March 31, 1999
     William F. Concannon

              *
------------------------------  Director                      March 31, 1999
        James R. Erwin

              *
------------------------------  Director                      March 31, 1999
      Jeffery M. Heller

              *
------------------------------  Director                      March 31, 1999
     Rowland T. Moriarty

              *
------------------------------  Executive Vice President      March 31, 1999
       Henry J. Faison            and Director

    George Lippe, by signing his name hereto, does hereby sign this Annual Report Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

*By:     /s/ GEORGE L. LIPPE
      -------------------------
           George L. Lippe                                     March 31, 1999
          ATTORNEY-IN-FACT

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(A)(1) AND (2), (C) AND (D)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1998
                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                                 DALLAS, TEXAS

                        FORM 10-K-ITEM 14(A)(1) AND (2)
                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    The following consolidated financial statements of Trammell Crow Company and Subsidiaries, for the year ended December 31, 1998, are included in Item 8:

Report of Independent Auditors.............................................................................        F-3
Consolidated Balance Sheets as of December 31, 1998 and 1997...............................................        F-4
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997
  and 1996.................................................................................................        F-5
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997
  and 1996.................................................................................................        F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.................        F-7
Notes to Consolidated Financial Statements.................................................................        F-8

  The following consolidated financial statement schedule of Trammell Crow Company and Subsidiaries is included in
    Item 14(d):
Schedule III--Real Estate Investments and Accumulated Depreciation.........................................       F-28
Notes to Schedule III--Real Estate Investments and Accumulated Depreciation................................       F-29

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Trammell Crow Company

    We have audited the accompanying consolidated balance sheets of Trammell Crow Company and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trammell Crow Company and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 17, 1999

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS,
                                                                                                EXCEPT SHARE AND
                                                                                                PER SHARE DATA)
                                                      ASSETS
Current assets
  Cash and cash equivalents.................................................................  $  87,946  $  96,747
  Accounts receivable, net of allowance for doubtful accounts of $1,977 in 1998
    and $955 in 1997........................................................................     83,870     40,602
  Receivables from affiliates...............................................................      2,875        926
  Notes and other receivables...............................................................      6,123      4,007
  Income taxes recoverable..................................................................        776      4,939
  Deferred income taxes.....................................................................        874      3,870
  Real estate held for sale.................................................................     91,501     98,567
  Other current assets......................................................................     18,780      9,220
                                                                                              ---------  ---------
    Total current assets....................................................................    292,745    258,878
Furniture and equipment, net................................................................     16,861      6,309
Deferred income taxes.......................................................................     12,440     14,397
Investments in unconsolidated subsidiaries..................................................     16,773     11,244
Goodwill, net...............................................................................    106,936     27,111
Other assets................................................................................     22,760      8,297
                                                                                              ---------  ---------
                                                                                              $ 468,515  $ 326,236
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................................................  $  30,536  $  18,523
  Accrued expenses..........................................................................     86,184     56,270
  Payables to affiliates....................................................................      1,126      4,466
  Current portion of long-term debt.........................................................      2,724        875
  Notes payable on real estate held for sale................................................     56,344     76,623
  Other current liabilities.................................................................      1,348      2,185
                                                                                              ---------  ---------
    Total current liabilities...............................................................    178,262    158,942
Long-term debt, less current portion........................................................     83,271      1,555
Deferred compensation.......................................................................         --      8,391
Other liabilities...........................................................................      1,003        417
                                                                                              ---------  ---------
    Total liabilities.......................................................................    262,536    169,305
Minority interest...........................................................................     13,967     19,859
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued
    or outstanding..........................................................................         --         --
  Common stock; $0.01 par value; 100,000,000 shares authorized; 34,477,825 shares issued and
    34,476,238 shares outstanding in 1998, and 33,892,038 shares issued and outstanding in
    1997....................................................................................        345        339
  Paid-in capital...........................................................................    160,733    150,647
  Retained earnings (deficit)...............................................................     33,717    (12,734)
  Less: Stockholder loans...................................................................       (904)    (1,180)
       Unearned stock compensation..........................................................     (1,879)        --
                                                                                              ---------  ---------
Total stockholders' equity..................................................................    192,012    137,072
                                                                                              ---------  ---------
                                                                                              $ 468,515  $ 326,236
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEARS ENDED DECEMBER 31
                                                                         ----------------------------------------
                                                                             1998           1997          1996
                                                                         -------------  -------------  ----------
                                                                             (IN THOUSANDS, EXCEPT SHARE AND
                                                                                     PER SHARE DATA)
REVENUES
  Property management services.........................................  $     116,784  $      87,756  $   90,179
  Brokerage services...................................................        152,154         91,053      72,095
  Infrastructure management services...................................        105,129         68,719      50,836
  Development and construction services................................         65,942         40,054      22,732
  Retail services......................................................         19,700          5,318       2,393
                                                                         -------------  -------------  ----------
                                                                               459,709        292,900     238,235

  Income from investments in unconsolidated subsidiaries...............         18,438            512         594
  Gain on disposition of real estate...................................         31,658         10,241       6,630
  Other income.........................................................          7,718          9,986       9,996
                                                                         -------------  -------------  ----------
                                                                               517,523        313,639     255,455

COSTS AND EXPENSES
  Salaries, wages, and benefits........................................        269,780        161,425     137,794
  Non-recurring compensation costs.....................................             --         33,085          --
  Commissions..........................................................         67,508         39,121      27,119
  General and administrative...........................................         78,344         55,884      41,421
  Profit sharing.......................................................             --         23,514      20,094
  Depreciation.........................................................          5,211          3,514       3,196
  Amortization.........................................................          5,198            714          --
  Interest.............................................................         10,277          5,515       1,726
  Royalty and consulting fees..........................................             --          6,212       3,959
  Minority interest....................................................          5,080          2,042         206
                                                                         -------------  -------------  ----------
                                                                               441,398        331,026     235,515
                                                                         -------------  -------------  ----------
Income (loss) before income taxes......................................         76,125        (17,387)     19,940
Income tax expense (benefit)...........................................         29,674         (3,367)      7,826
                                                                         -------------  -------------  ----------
Net income (loss)......................................................  $      46,451  $     (14,020) $   12,114
                                                                         -------------  -------------  ----------
                                                                         -------------  -------------  ----------
Earnings (loss) per share:
  Basic................................................................  $        1.36  $        (.42)          *
  Diluted..............................................................  $        1.28  $        (.42)          *

Weighted average common shares outstanding:
  Basic................................................................     34,059,155     33,583,467           *
  Diluted..............................................................     36,216,352     33,583,467           *

------------------------

*   Information is not relevant due to change in capital structure in 1997.

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON SHARES                                  RETAINED
                                       ----------------------  COMMON STOCK    PAID-IN    EARNINGS     TREASURY     STOCKHOLDER
                                        ISSUED     TREASURY    PAR VALUE(1)    CAPITAL    (DEFICIT)    STOCK(2)        LOANS
                                       ---------  -----------  -------------  ---------  -----------  -----------  -------------
Balance at January 1, 1996...........      9,740       1,049     $      --    $   9,654   $   7,199    $  (1,560)    $      --
  Net income.........................         --          --            --           --      12,114           --            --
  Dividends..........................         --          --            --           --      (2,890)          --            --
  Purchase of common stock...........         --       2,481            --           --          --       (3,943)           --
  Sale of common stock...............      9,634      (3,530)           --       14,430        (111)       5,503        (9,394)
                                       ---------  -----------        -----    ---------  -----------  -----------  -------------
Balance at December 31, 1996.........     19,374          --            --       24,084      16,312           --        (9,394)
  Net loss...........................         --          --            --           --     (14,020)          --            --
  Dividends..........................         --          --            --           --     (15,026)          --            --
  Purchase of stock..................         --         963            --           --          --       (2,388)           --
  Repayment of stockholder loans.....         --          --            --           --          --           --         8,214
  Sale of stock in public offering...  5,750,000          --            58      100,567          --           --            --
  Offering costs.....................         --          --            --      (10,420)         --           --            --
  Non-cash charge for August 1997
    options..........................         --          --            --       33,085          --           --            --
  Issuance and exchange of shares in
    reincorporation transactions.....  27,779,807         --           278         (278)         --           --            --
  Conversion of note payable into
    common stock.....................    342,857          --             3        5,997          --           --            --
  Retirement of treasury shares......         --        (963)           --       (2,388)         --        2,388            --
                                       ---------  -----------        -----    ---------  -----------  -----------  -------------
Balance at December 31, 1997.........  33,892,038         --           339      150,647     (12,734)          --        (1,180)
  Net income.........................         --          --            --           --      46,451           --            --
  Issuance of restricted stock.......     76,950          --             1        2,368          --           --            --
  Forfeiture of restricted stock.....         --       1,587            --          (46)         --           --            --
  Amortization of restricted stock...         --          --            --           --          --           --            --
  Sale of common stock...............    201,906          --             2        6,005          --           --            --
  Exercise of stock options..........    306,931          --             3        1,759          --           --            --
  Repayment of stockholder loans.....         --          --            --           --          --           --           276
                                       ---------  -----------        -----    ---------  -----------  -----------  -------------
  Balance at December 31, 1998.......  34,477,825      1,587     $     345    $ 160,733   $  33,717    $      --     $    (904)
                                       ---------  -----------        -----    ---------  -----------  -----------  -------------
                                       ---------  -----------        -----    ---------  -----------  -----------  -------------


                                       UNEARNED STOCK
                                        COMPENSATION      TOTAL
                                       ---------------  ---------
Balance at January 1, 1996...........     $      --     $  15,293
  Net income.........................            --        12,114
  Dividends..........................            --        (2,890)
  Purchase of common stock...........            --        (3,943)
  Sale of common stock...............            --        10,428
                                            -------     ---------
Balance at December 31, 1996.........            --        31,002
  Net loss...........................            --       (14,020)
  Dividends..........................            --       (15,026)
  Purchase of stock..................            --        (2,388)
  Repayment of stockholder loans.....            --         8,214
  Sale of stock in public offering...            --       100,625
  Offering costs.....................            --       (10,420)
  Non-cash charge for August 1997
    options..........................            --        33,085
  Issuance and exchange of shares in
    reincorporation transactions.....            --            --
  Conversion of note payable into
    common stock.....................            --         6,000
  Retirement of treasury shares......            --            --
                                            -------     ---------
Balance at December 31, 1997.........            --       137,072
  Net income.........................            --        46,451
  Issuance of restricted stock.......        (2,369)           --
  Forfeiture of restricted stock.....            46            --
  Amortization of restricted stock...           444           444
  Sale of common stock...............            --         6,007
  Exercise of stock options..........            --         1,762
  Repayment of stockholder loans.....            --           276
                                            -------     ---------
  Balance at December 31, 1998.......     $  (1,879)    $ 192,012
                                            -------     ---------
                                            -------     ---------

----------------------------------

(1) Common stock par value for 1996 rounds to less than $1.

(2) Treasury stock for 1998 rounds to less than $1.

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)..............................................................  $   46,451  $  (14,020) $  12,114
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities
  Depreciation.................................................................       5,211       3,514      3,196
  Amortization.................................................................       5,198         714         --
  Amortization of employment contracts.........................................       1,209          --         --
  Minority interest............................................................       5,080       2,042        206
  Deferred income tax provision (benefit)......................................       5,127      (5,462)     1,602
  Income from investments in unconsolidated subsidiaries.......................     (18,438)       (512)      (594)
  Gain on disposition of real estate...........................................     (31,658)    (10,241)    (6,630)
  Non-cash charge for August 1997 options......................................          --      33,085         --
  Changes in operating assets and liabilities
    Accounts receivable........................................................     (39,971)     (6,007)    (6,757)
    Receivables from affiliates................................................      (1,949)      3,083     (1,585)
    Notes receivable and other assets..........................................     (20,249)     (7,509)    (2,286)
    Expenditures for real estate held for sale.................................    (169,026)   (109,068)   (92,975)
    Proceeds from sale of real estate..........................................     213,234      51,542     48,555
    Proceeds from real estate notes payable....................................      98,345      89,763     91,428
    Payments on real estate notes payable......................................    (118,624)    (45,550)   (36,800)
    Accounts payable and accrued expenses......................................      35,632      20,159      4,558
    Payables to affiliates.....................................................      (2,907)     (1,275)     1,850
    Income taxes recoverable/payable...........................................       4,163      (8,192)     2,775
    Deferred compensation......................................................      (8,391)       (234)     5,750
    Other liabilities..........................................................        (760)       (810)       741
                                                                                 ----------  ----------  ---------
Net cash provided by (used in) operating activities............................       7,677      (4,978)    25,148
                                                                                 ----------  ----------  ---------
INVESTING ACTIVITIES
Expenditures for furniture and equipment.......................................     (13,483)     (3,469)    (3,277)
Acquisitions of real estate service companies..................................     (93,717)    (22,658)        --
Investments in unconsolidated subsidiaries.....................................      (8,508)     (7,404)    (2,305)
Distributions from unconsolidated subsidiaries.................................      21,419       6,912      1,408
Contributions from minority interest...........................................         201      10,350         11
Distributions to minority interest.............................................     (11,606)     (5,053)      (856)
                                                                                 ----------  ----------  ---------
Net cash used in investing activities..........................................    (105,694)    (21,322)    (5,019)
                                                                                 ----------  ----------  ---------
FINANCING ACTIVITIES
Principal payments on debt.....................................................     (22,985)    (47,467)    (4,538)
Proceeds from debt.............................................................     104,156      36,146      9,834
Payment of deferred financing fees.............................................          --      (1,031)        --
Purchase of common stock.......................................................          --        (730)    (3,943)
Proceeds from exercise of stock options........................................       1,762          --         --
Proceeds from sale of common stock.............................................       6,007     100,625         15
Stock offering costs...........................................................          --     (10,420)      (257)
Collections of stockholder loans...............................................         276       2,445         --
Dividends paid.................................................................          --     (15,026)    (2,890)
                                                                                 ----------  ----------  ---------
Net cash provided by (used in) financing activities............................      89,216      64,542     (1,779)
                                                                                 ----------  ----------  ---------
Net increase (decrease) in cash and cash equivalents...........................      (8,801)     38,242     18,350
Cash and cash equivalents, beginning of year...................................      96,747      58,505     40,155
                                                                                 ----------  ----------  ---------
Cash and cash equivalents, end of year.........................................  $   87,946  $   96,747  $  58,505
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Trammell Crow Company, a Delaware corporation (the Company), was incorporated on August 21, 1997 to become the successor to Trammell Crow Company, a Texas close corporation (the Predecessor Company). In connection with the Company's initial public offering, a wholly-owned subsidiary of the Company was merged with and into the Predecessor Company (the Reincorporation Merger) with the Predecessor Company surviving the merger as a wholly-owned subsidiary of the Company. The Company provides commercial real estate services primarily in the United States. Its principal lines of business include property management, brokerage, infrastructure management, development and investment, and retail services.

    The Company's property management services business provides services relating to all aspects of building operations, tenant relations and oversight of building improvement processes, primarily for building owners who do not occupy the properties managed by the Company. The brokerage services business advises buyers, sellers, landlords and tenants in connection with the sale and leasing of office, industrial and retail space and land. The infrastructure management business entails providing comprehensive day-to-day occupancy related services, principally to large corporations which occupy commercial facilities in multiple locations. These services include administration, day-to-day maintenance and repair of client occupied facilities and strategic functions such as space planning, relocation coordination, facilities management and portfolio management. The Company's development and investment activities include development and construction services and the acquisition and disposition of commercial real estate projects. The development and construction services include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, and construction bidding and management. These services also include tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services. The Company's retail services business provides tenant representation, disposition, development and financial services to national and global retail customers, as well as property management and leasing services to regional malls.

USE OF ESTIMATES

    The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and other subsidiaries over which the Company has control. Intercompany accounts and transactions have been eliminated. The Company's investments in subsidiaries in which it has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for on the equity method. Accordingly, the Company's share of the earnings of these subsidiaries is included in consolidated net income. Investments in other subsidiaries are carried at cost. These unconsolidated subsidiaries primarily own real estate development projects.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) REVENUE RECOGNITION

    The Company recognizes fees from property management services and infrastructure management services over the terms of the respective management contracts. Most of the property management contracts are cancelable at will or with 30 days' notice. The terms of the infrastructure management contracts generally range from three to five years. Brokerage service revenue relating to leasing services and the related expense are generally recognized half upon the execution of a lease contract and the remainder upon tenant occupancy. Sales brokerage revenue is recognized upon closing. Development and construction services includes fees from development and construction management projects and net construction revenues, which are gross construction revenues net of subcontract costs. For projects exceeding three months, fees are recognized using the percentage-of completion method. For contracts under three months, fees are recognized upon completion of the contract. Gross construction services revenues totaled $86,430, $61,837 and $46,034 and subcontract costs totaled $72,045, $52,853 and $41,123 in 1998, 1997 and 1996, respectively.

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

EARNINGS PER SHARE

    The weighted average common shares outstanding used to calculate diluted earnings per share for 1998 include the dilutive effect of options to purchase 2,157,197 shares of common stock.

    The weighted average common shares outstanding used to calculate basic and diluted earnings per share for 1997 included the shares issued in connection with the Company's initial public offering and related transactions for the full year. Options to purchase 4,788,046 shares of common stock were outstanding during a portion of 1997 but were not included in the computation of diluted earnings per share because the Company incurred a net loss for the year and therefore, the effect would be antidilutive.

CONCENTRATION OF CREDIT RISK

    The Company provides services to owners of real estate assets primarily in the United States. The Company performs credit evaluations of its customers and generally does not require collateral. The risk

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) associated with this concentration is limited because of the large number of customers and their geographic dispersion.

LONG-LIVED ASSETS

    Long-lived assets, including goodwill, are evaluated when indicators of impairment are present and provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

GOODWILL

    Goodwill reflects the excess of purchase price over the fair value of net assets purchased. Goodwill is amortized on a straight-line basis over 30 years. Accumulated amortization of goodwill was $2,821and $384 at December 31, 1998 and 1997, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's FAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("FAS 131"), which establishes standards for the way in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see Note 18).

2.  REAL ESTATE HELD FOR SALE

    The Company provides build-to-suit services for its customers and also develops or purchases projects for investment purposes. Therefore, the Company has ownership of real estate until such projects are sold. Real estate held for sale is carried at the lower of cost or fair value less selling expenses. At December 31, real estate held for sale consists of the following:

                                                                            1998       1997
                                                                          ---------  ---------
Land....................................................................  $  44,516  $  40,269
Buildings and improvements..............................................     46,985     58,298
                                                                          ---------  ---------
                                                                          $  91,501  $  98,567
                                                                          ---------  ---------
                                                                          ---------  ---------

    The estimated costs to complete the 32 projects under construction at December 31, 1998, total $123,875. Projects are expected to be sold within one year of completion. At December 31, 1998, the Company had commitments for the sale of ten of the projects. Gains are recognized upon sale of the project.

    Rental revenues (which are included in development and construction services revenue) and net income relating to real estate held for sale were $7,928 and $1,175, respectively, in 1998 and $6,086 and $658, respectively, in 1997. Operations from real estate held for sale were insignificant in 1996.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.  FURNITURE AND EQUIPMENT

    Furniture and equipment consist of the following at December 31:

                                                                           1998        1997
                                                                        ----------  ----------
Furniture and equipment, at costs.....................................  $   35,091  $   19,875
Less: Accumulated depreciation........................................     (18,230)    (13,566)
                                                                        ----------  ----------
Furniture and equipment, net..........................................  $   16,861  $    6,309
                                                                        ----------  ----------
                                                                        ----------  ----------

4.  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Summarized financial information for unconsolidated subsidiaries is as follows:

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
BALANCE SHEETS:
Real estate held for sale.............................................  $  344,568  $  179,973
Other assets..........................................................      79,243      52,687
                                                                        ----------  ----------
  Total assets........................................................  $  423,811  $  232,660
                                                                        ----------  ----------
                                                                        ----------  ----------
Notes payable on real estate held for sale............................  $  230,062  $  122,267
Other liabilities.....................................................      44,169      28,573
Equity................................................................     149,580      81,820
                                                                        ----------  ----------
  Total liabilities and equity........................................  $  423,811  $  232,660
                                                                        ----------  ----------
                                                                        ----------  ----------


                                                                        YEAR ENDED DECEMBER 31
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
STATEMENTS OF OPERATIONS:
Total revenues........................................................  $  142,941  $   47,277
Total expenses........................................................     (76,272)    (44,154)
                                                                        ----------  ----------
  Net Income..........................................................  $   66,669  $    3,123
                                                                        ----------  ----------
                                                                        ----------  ----------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.  ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31:

                                                                            1998       1997
                                                                          ---------  ---------
Payroll and bonuses.....................................................  $  35,643  $  14,825
Commissions.............................................................     27,549     11,132
Profit sharing..........................................................      6,179     12,752
Stock Appreciation Rights Plan settlement...............................         --      4,228
Deferred income.........................................................      2,250      3,288
Insurance accrual.......................................................      2,501      1,128
Additional consideration for acquisitions...............................      2,500         --
Other...................................................................      9,562      8,917
                                                                          ---------  ---------
                                                                          $  86,184  $  56,270
                                                                          ---------  ---------
                                                                          ---------  ---------

6.  LONG-TERM DEBT

    Long-term debt consists of the following at December 31:

                                                                                                 1998       1997
                                                                                               ---------  ---------
Borrowings under a $150,000 line of credit with a bank; due December 1999, with two one year extension options; bearing interest at 1) the greater of prime or the Federal Funds
  Effective Rate plus 1/2% or 2) the Eurocurrency rate plus a margin ranging from 1 1/4 to
  1 3/4% (weighted average borrowing rate of 7.08% at December 31, 1998); interest payable
  monthly....................................................................................  $  82,105  $      --
Capital lease obligations primarily for furniture and equipment; with maturity dates ranging from 1999 to 2004; bearing interest at various rates ranging from 5.9% to 12% per annum in
  1998; secured by the underlying assets and certain accounts receivable.....................      2,069      1,579
Notes payable to former stockholders; bearing interest at 6.1%; paid in full in 1998.........         --        851
Note payable to entity owned by stockholder; bearing interest at 6.0%; principal and interest
  payable quarterly; due April 2000..........................................................      1,500         --
Other........................................................................................        321         --
                                                                                               ---------  ---------
Total long-term debt.........................................................................     85,995      2,430
Less current portion of long-term debt.......................................................      2,724        875
                                                                                               ---------  ---------
                                                                                               $  83,271  $   1,555
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    The shares of (i) certain wholly-owned subsidiaries engaged in providing real estate services and having 5% or more of the consolidated assets, revenues or earnings of the Company, and (ii) subsidiaries which are engaged primarily in the business of real estate development and ownership, whose assets are not subject to any financing, having more than 5% of the consolidated assets, revenues or earnings of the Company, are pledged as security for the $150,000 line of credit.

    The Company is subject to various covenants associated with the $150,000 line of credit such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.  LONG-TERM DEBT (CONTINUED)
may not pay dividends exceeding 50% of the previous year's net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. If certain financial ratios fall below a specified level, the Company will be required to make payments equal to cash flow until such time as the ratios reach the pre-established levels. At December 31, 1998, the Company is in compliance with all debt covenants.

    The covenants associated with the $150,000 line of credit and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the line of credit to an amount less than the $150,000 commitment. At December 31, 1998, the Company has $61,603 available under its $150,000 line of credit.

    Beginning March 1998, the Company pays a quarterly fee equal to .25% of the unused commitments under the line. In addition, the $150,000 line of credit requires the Company to enter into one or more interest rate agreements for the Company's indebtedness in excess of $50,000 ensuring the net interest is fixed, capped or hedged (see Note 15).

    Principal maturities of long-term debt are as follows:

1999...........................................................  $   2,724
2000...........................................................     83,020
2001...........................................................        201
2002...........................................................         27
2003...........................................................         14
Thereafter.....................................................          9
                                                                 ---------
                                                                 $  85,995
                                                                 ---------
                                                                 ---------

    The Company expects to exercise its option to extend the maturity date of the $150,000 line of credit to December 2000. Accordingly, amounts outstanding under the line of credit are included in the maturities for the year 2000.

    Based on current rates available to the Company for debt with similar terms, there is not a significant difference between the carrying amounts of the long-term debt and their fair values.

7.  NOTES PAYABLE ON REAL ESTATE HELD FOR SALE

    The Company has loans secured by real estate held for sale (the majority of which are construction loans) totaling $56,344 and $76,623 as of December 31, 1998 and 1997, respectively. Interest rates on loans outstanding at December 31, 1998 range from 7.13% to 13.0%. Generally, interest only is payable on the real estate loans, with all unpaid principal and interest due at maturity. The unused commitments on real estate loans total $54,049 at December 31, 1998. All real estate loans have been classified as current liabilities on the balance sheet since the loans are expected to be repaid as the related projects are sold (see
Note 2).

    Two of the loans (totaling $4,343 at December 31, 1998) secured by real estate held for sale are drawn under a $20,000 master construction loan agreement with a bank. The loans bear interest at LIBOR plus 2 1/4%, prime rate, or a combination of the two interest rates. The Company is subject to various covenants

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. NOTES PAYABLE ON REAL ESTATE HELD FOR SALE (CONTINUED) associated with the $20,000 master construction loan agreement such as maintenance of minimum equity and liquidity and certain key financial data. At December 31, 1998, the Company has $8,025 available under the master construction loan.

    In December 1998, the Company obtained a two-year $20,000 revolving line of credit with a bank under which the Company can obtain loans at either a LIBOR-based interest rate or prime rate, the proceeds of which must be used for the acquisition of retail properties subject to "triple net" leases. No amounts had been drawn under the line of credit at December 31, 1998. The Company is subject to various covenants associated with the $20,000 line of credit such as maintenance of minimum equity and liquidity and certain key financial data. These financial covenants are identical to those included in the Company's $150,000 line of credit (see Note 6). The Company pays a quarterly fee equal to
 .20% of the unused commitments under the line.

    Capitalized interest in 1998 and 1997 totaled $2,900 and $1,642, respectively. At December 31, 1998, $17,659 of the $56,344 real estate loans are recourse to the Company.

    Based on current rates available to the Company for debt with similar terms, there is not a significant difference between the carrying amounts of the notes payable on real estate held for sale and their fair value.

8.  STOCKHOLDERS' EQUITY

    Prior to the reincorporation transactions, the Predecessor Company had five classes of common stock, all of which held the same voting rights, except for voting rights with respect to certain specific actions.

    In August 1996, the Predecessor Company completed a private offering to Company employees and directors of 9,634 shares of Class E Common Stock. In connection with the offering, the Company provided financing of $9,394 to stockholders, which is reflected as a reduction of stockholders' equity. These stockholder loans are to be repaid at prime plus .5% interest (7.75% at December 31, 1998). Principal and interest are payable annually and the notes mature in March 2001. Principal and interest payments of $276 and $18, respectively, were received in 1998 and $8,214 and $649, respectively, were received in 1997.

    The Company was capitalized with the issuance of 1,000 common shares to a Predecessor Company stockholder. As a result of the Reincorporation Merger, the outstanding shares of common stock of the Predecessor Company were exchanged for 25,502,964 shares of common stock of the Company. The Company also issued 2,295,217 shares of common stock to a Predecessor Company stockholder in exchange for a trade name license.

    On November 24, 1997, the Company's registration statement was declared effective for its initial public offering of 5,750,000 shares of its common stock (including 750,000 shares issued upon the exercise of the over-allotment option) at a public offering price of $17.50 per share (the Initial Public Offering). The proceeds to the Company from the Initial Public Offering were $90,205, net of offering expenses.

    The holders of shares of the Company's common stock are entitled to one vote for each share held on all matters submitted to a vote of common stockholders. Each share of common stock is entitled to participate equally in dividends, when and if declared, and in the distribution of assets in the event of

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.  STOCKHOLDERS' EQUITY (CONTINUED)
liquidation, dissolution or winding up of the Company, subject in all cases to any rights of outstanding shares of preferred stock.

    The Company elected to use the intrinsic method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Compensation expense is recognized to the extent the market price of the underlying stock on the date of grant exceeds the exercise price of the option.

    In connection with the reincorporation transactions, the Company assumed the Trammell Crow Company 1997 Option Plan (the Assumed Option Plan), which provided for the issuance of up to 1,626 shares of the Predecessor Company's Class E common stock. On August 1, 1997, the Predecessor Company granted to certain employees options to acquire 1,626 shares of Class E common stock. In connection with the reincorporation transactions, these options were converted into options to purchase 2,423,769 shares of the Company's common stock at an exercise price of $3.85 per share. The options vested at the closing of the Initial Public Offering and became exercisable 30 days after that date. The options expire 10 years from the date of grant. In 1997, the Company recognized a non-cash, non-recurring charge to compensation of $33,085 for these options.

    In connection with the Initial Public Offering, the Company established the Trammell Crow Company Long-Term Incentive Plan (the Long-Term Plan). The Long-Term Plan provides for the issuance of up to 5,334,878 shares of common stock. In connection with the Initial Public Offering, the Company granted to certain employees options to acquire 2,348,455 shares of common stock at an exercise price of $17.50 per share. The options vest over a three-year period, with one-third vesting on each of the three anniversaries of the grant date, and expire 10 years from the date of grant.

    The Long-Term Plan also provides for the awards of Stock Appreciation Rights, Restricted Stock and Performance Units. In August 1998, the Company granted 17,429 shares of restricted stock under the Long-Term Plan at the fair market value of the common stock at the date of grant. The restricted stock vests over a five-year period, with one-fifth vesting on each of the five anniversaries of the grant date.

    At December 31, 1998, common shares reserved for future issuance under the Assumed Option Plan and the Long-Term Plan total 7,434,287 shares.

    In addition to restricted shares issued under the Long-Term Plan, in October 1998, in connection with one of its acquisitions (see Note 13), the Company issued an aggregate of 60,315 shares of restricted stock to certain employees of the acquired business who were employed by the Company at that date. The shares vest on July 2, 2000 if the grantee has been continuously employed by the Company from the date of closing.

    The weighted average grant date fair value of all the Company's restricted stock is $30.79. The Company recognized compensation expense of $444 in 1998 related to the grants of restricted shares, net of forfeitures.

    Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5.61%

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.  STOCKHOLDERS' EQUITY (CONTINUED)
and 6.17%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.320 and 0.318; and a weighted-average expected life of the options of 8 years.

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

    For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information is as follows:

                                                                           1998        1997
                                                                         ---------  ----------
Pro forma net income (loss)............................................  $  41,787  $  (18,473)
Pro forma earnings (loss) per common share
  Basic................................................................  $    1.23  $     (.55)
  Diluted..............................................................  $    1.15  $     (.55)

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.  STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the Company's stock option activity and related information, for the years ended December 31, 1998 and 1997 is as follows:

                                                      1998                                           1997
                                              EXERCISE      EXERCISE                                EXERCISE
                                EXERCISE      PRICE OF      PRICE OF                  EXERCISE      PRICE OF
                                PRICE OF     $17.50 TO     $22.76 TO                  PRICE OF     $17.50 TO
                              $3.85 (BELOW   $22.75 (AT    $36.00 (AT               $3.85 (BELOW   $22.75 (AT
                              MARKET PRICE  MARKET PRICE  MARKET PRICE              MARKET PRICE  MARKET PRICE
                                AT GRANT      AT GRANT      AT GRANT                  AT GRANT      AT GRANT
                                 DATE)         DATE)         DATE)        TOTAL        DATE)         DATE)        TOTAL
                              ------------  ------------  ------------  ----------  ------------  ------------  ----------
OPTIONS OUTSTANDING:
Beginning of year...........     2,423,769     2,364,277           --    4,788,046            --            --          --
Granted.....................            --            --      253,885      253,885     2,423,769     2,364,277   4,788,046
Exercised...................      (300,295)       (6,636)          --     (306,931)           --            --          --
Forfeited...................            --      (128,690)      (9,126)    (137,816)           --            --          --
Expired.....................            --            --           --           --            --            --          --
                              ------------  ------------  ------------  ----------  ------------  ------------  ----------
End of year.................     2,123,474     2,228,951      244,759    4,597,184     2,423,769     2,364,277   4,788,046
                              ------------  ------------  ------------  ----------  ------------  ------------  ----------
                              ------------  ------------  ------------  ----------  ------------  ------------  ----------
Weighted-average exercise
  price.....................  $       3.85  $      17.54   $    29.92               $       3.85  $      17.54
Weighted-average fair value
  of options granted........            --            --   $    14.81               $      15.18  $       8.79
Weighted-average remaining
  contractual life..........     8.6 years     8.9 years    9.4 years                  9.6 years     9.9 years
OPTIONS EXERCISABLE:
Number of options...........     2,123,474       746,069       45,468    2,915,011     2,423,769        15,822   2,439,591
Weighted-average exercise
  price.....................  $       3.85  $      17.61   $    30.80               $       3.85  $      22.75

9.  INCOME TAXES

    Components of deferred income taxes are as follows at December 31:

                                                                            1998       1997
                                                                          ---------  ---------
Assets..................................................................  $  14,694  $  18,946
Liabilities.............................................................     (1,380)      (679)
                                                                          ---------  ---------
                                                                          $  13,314  $  18,267
                                                                          ---------  ---------
                                                                          ---------  ---------
Current.................................................................  $     874  $   3,870
Noncurrent..............................................................     12,440     14,397
                                                                          ---------  ---------
                                                                          $  13,314  $  18,267
                                                                          ---------  ---------
                                                                          ---------  ---------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.  INCOME TAXES (CONTINUED)
    The components of the net deferred tax asset are summarized below as of December 31:

                                                                            1998       1997
                                                                          ---------  ---------
Deferred tax assets
  Deferred compensation.................................................  $   1,406  $   4,395
  Bad debts.............................................................        106        316
  Depreciation..........................................................        779        507
  Basis difference on real estate held for sale.........................      1,188      2,012
  Compensation expense relating to stock options........................     11,389     12,559
  Stock Appreciation Rights Plan Settlement.............................         --      1,605
  Tax loss carryforward.................................................        443         --
  Other.................................................................      1,661         64
                                                                          ---------  ---------
                                                                             16,972     21,458
  Less: valuation allowance.............................................     (2,278)    (2,512)
                                                                          ---------  ---------
  Total deferred tax assets.............................................     14,694     18,946
Deferred tax liabilities
  State taxes...........................................................       (777)      (523)
  Goodwill amortization.................................................       (603)      (115)
  Other.................................................................         --        (41)
                                                                          ---------  ---------
  Total deferred tax liabilities........................................     (1,380)      (679)
                                                                          ---------  ---------
Net deferred tax asset..................................................  $  13,314  $  18,267
                                                                          ---------  ---------
                                                                          ---------  ---------

    The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Current
  Federal......................................................  $  20,466  $   1,646  $   5,202
  State........................................................      4,081        449      1,022
                                                                 ---------  ---------  ---------
                                                                    24,547      2,095      6,224
                                                                 ---------  ---------  ---------
Deferred
  Federal......................................................      4,396     (4,862)     1,602
  State........................................................        731       (600)        --
                                                                 ---------  ---------  ---------
                                                                     5,127     (5,462)     1,602
                                                                 ---------  ---------  ---------
                                                                 $  29,674  $  (3,367) $   7,826
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.  INCOME TAXES (CONTINUED)
    The differences between the provisions for income taxes and the amounts computed by applying the statutory federal income tax rates to income (loss) before income taxes for the years ended December 31 are:

                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
Tax at statutory rate applied to income (loss) before income taxes.................  $  26,644  $  (5,912) $   6,780
State income taxes, net of federal tax benefit.....................................      3,070       (611)       674
Increase in taxes resulting from non-deductible meals..............................        787        348        284
Other..............................................................................       (593)       296         88
Change in valuation allowance......................................................       (234)     2,512         --
                                                                                     ---------  ---------  ---------
                                                                                     $  29,674  $  (3,367) $   7,826
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

10. OPERATING LEASES

    The Company has commitments under operating leases for office space and office equipment. During the years ended December 31, 1998, 1997 and 1996, rent expense was $11,663, $6,906 and $7,814, including $1,913, $1,770 and $3,037, respectively, paid to affiliates of the Company.

    Minimum future rentals under noncancelable operating lease commitments in effect at December 31, 1998, are as follows:

                                                               AFFILIATE   NONAFFILIATE   TOTAL
                                                              -----------  -----------  ---------
1999........................................................   $   2,066    $  10,071   $  12,137
2000........................................................       1,687        8,448      10,135
2001........................................................       1,075        5,053       6,128
2002........................................................         750        2,840       3,590
2003........................................................          --          909         909
Thereafter..................................................          --           52          52
                                                              -----------  -----------  ---------
                                                               $   5,578    $  27,373   $  32,951
                                                              -----------  -----------  ---------
                                                              -----------  -----------  ---------

    Rental amounts include fixed operating expense payments but do not include increases for rate escalations.

11. EMPLOYEE BENEFIT PLANS

    The Company's employees participate in a defined contribution savings plan, which provides the opportunity for pretax contributions by employees. The Company matches 50% of the employee's contributions up to 6% of the employee's annual earnings or a maximum of $4.5 per annum. The Company's contribution expense for 1998, 1997 and 1996 was $2,909, $2,122 and $1,741, respectively.

    The Company has a profit sharing plan for key employees (the Profit Sharing
Plan). Each participant has a profit sharing account that is adjusted annually for the participant's percentage of the earnings for a profit sharing unit, cash distributions, tax rate changes, and other adjustments. Distributions to participants were limited to Available Cash, as defined. Any difference between the amount expensed and the amount paid to the participants was recorded as deferred compensation. The Company's management board

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
approved the percentage of earnings available to profit sharing participants. Such percentages were approximately 58% of earnings before profit sharing, as defined, in 1997 and 1996. In connection with the Offering, the Company terminated any future awards under the Profit Sharing Plan.

    Effective January 1, 1993, the Company initiated the All Employee Cash Profit Sharing Program whereby 3% of earnings, as defined, was paid as bonuses to employees not participating in the key employee profit sharing plan. Expense related to the program, which is included in salaries, wages and benefits, was $1,577 and $1,205 in 1997 and 1996, respectively. In connection with the Offering, the Company terminated this program.

    Effective March 1, 1998, the Company established the Trammell Crow Company Employee Stock Purchase Plan (the ESPP). Employees may elect to have monthly payroll deductions of 1% to 10% of gross earnings, which is used to purchase, on a semi-annual basis, stock of the Company at a 15% discount from market value. The ESPP is available to all employees. The Company has reserved 1,000,000 shares of common stock for issuance under the ESPP, of which 74,078 have been issued as of December 31, 1998. Shares may also be issued from treasury, if available.

12. GAIN ON DISPOSITION OF REAL ESTATE

    Real estate dispositions during the year ended December 31 were as follows:

                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
Projects sold...............................................          41         13         16
Sale price..................................................  $  213,234  $  51,542  $  48,555
Gain on sale................................................  $   31,658  $  10,241  $   6,630

    In March 1997, the Company contributed real estate held for sale of $35,400 and the related $35,400 note payable to a partnership and received a 16% limited partner interest. No gain was recognized.

13. ACQUISITIONS OF REAL ESTATE SERVICE COMPANIES

1998 ACQUISITIONS

    In March 1998, the Company purchased all of the issued and outstanding capital stock of Tooley & Company, Inc. ("Tooley"), a California real estate services company primarily engaged in office management and leasing. The Company paid cash of $23,400 for the capital stock, and paid an additional $1,000 to two of the principals of Tooley as consideration for non-compete agreements. The Company also agreed to pay the seller an additional $3,000 of purchase price if Tooley achieves certain performance standards in the future, as well as certain payments based upon the future performance of certain of Tooley's projects. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $17,091. The operations of Tooley are included in the Company's operations from the date of acquisition. The Company borrowed $23,000 under its credit facility to fund the purchase.

    In May 1998, the Company acquired the business of Fallon Hines & O'Connor, Inc., a Boston, Massachusetts-based commercial real estate brokerage, consulting and advisory firm ("Fallon"). In exchange for substantially all of the assets of Fallon, the Company paid approximately $30,595 in cash and

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. ACQUISITIONS OF REAL ESTATE SERVICE COMPANIES (CONTINUED) agreed to pay up to an additional $6,000 in cash and/or stock options if the acquired business meets certain performance thresholds. Because the acquired business met its performance thresholds for 1998, the Company is obligated to pay $2,500 (included in accrued expenses at December 31, 1998) and issue certain stock options during the first quarter of 1999. The Company also paid an aggregate of $2,000 to the principals of Fallon in exchange for certain covenants not to compete. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $32,160. The operations of Fallon are included in the Company's operations from the date of acquisition. The Company borrowed $32,000 under its credit facility to fund the acquisition.

    In July 1998, the Company acquired a portion of the businesses of Faison & Associates ("Faison") and Faison Enterprises, Inc. ("Faison Enterprises"), which are engaged in the development, leasing and management of office and retail properties primarily in the Midatlantic and Southeast regions of the United States. In exchange for the portion of the businesses acquired, the Company paid $36,107 in cash and delivered a $2,000 promissory note that bears interest at an annual rate of 6.0%. The note matures on April 30, 2000 and is payable in eight equal quarterly installments. In connection with the closing, Mr. Henry Faison and Faison Enterprises purchased an aggregate of 127,828 shares of common stock for $4,000. In addition, the Company entered into a development program with Faison Enterprises to develop certain retail projects identified through the operations purchased. Faison Enterprises also entered into a long-term services contract with the Company with respect to the properties developed under this program and certain other properties controlled by Mr. Henry Faison.

    In connection with the acquisition, the Company entered into employment agreements with four key employees, including Mr. Faison, and in connection with such employment agreements the Company paid an aggregate of $1,000 in exchange for certain covenants not to compete. The Company issued options to purchase an aggregate of 71,424 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant to certain employees of the acquired business who were retained after the closing.

    In addition, the Company granted restricted shares of its common stock to certain employees of the acquired business who were retained after the closing (see Note 8). At the closing, Mr. Henry Faison was elected to serve as a Class III Director of the Company's Board of Directors with a term expiring at the Company's annual meeting of stockholders in 2000. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $32,086. The operations of Faison are included in the Company's operations from the date of acquisition. The Company borrowed $37,105 under its credit facility to fund the acquisition.

1997 ACQUISITION

    In August 1997, the Company acquired substantially all of the assets of Doppelt & Company, a Cleveland, Ohio-based company that specializes in new store roll out strategies and problem retail real estate disposition services. The Company paid $20,658 in cash, issued a promissory note of $6,000, which was paid by the Company in November 1997 with 342,857 shares of common stock, and granted the seller the right to receive an additional $2,000 of purchase price if future commissions collected by the Company exceed $7,000, subject to certain reductions. The Company also paid Mr. Doppelt $2,000 as consideration for an employment agreement, which includes non-compete provisions. In connection with the acquisition,

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. ACQUISITIONS OF REAL ESTATE SERVICE COMPANIES (CONTINUED) which was accounted for using the purchase method of accounting, the Company recorded goodwill of $27,727. The operations of Doppelt are included in the Company's operations from the date of acquisition.

14. RELATED PARTY TRANSACTIONS

    In 1998, 1997 and 1996, the Company derived 7%, 7% and 9%, respectively, of its total revenues from services provided principally to the stockholders of the Company. In addition, in each of 1998 and 1997, the Company derived 3% of its total revenues from services provided to a customer of which one of the Company's directors is an officer. The rates charged these affiliates are comparable to those charged to unaffiliated customers.

    Under certain agreements, two significant stockholders were entitled to receive royalty and consulting fees totaling approximately 12% of Earnings Before Profit Sharing, as defined. Accrued royalties and consulting fees at December 31, 1997 are included in payables to affiliates. These agreements were terminated in connection with the Initial Public Offering. The Company paid $1,556 and $2,713 to the two stockholders in January 1998 and April 1998, representing all amounts owed by the Company under the agreements.

    In conjunction with the issuance of stock in 1996, the Company issued tax loans to the stockholders totaling $4,734 in order for the stockholders to pay the incremental taxes related to the stock purchased. These notes bear interest at 5.9% and were due in August 1999; however, these loans were repaid as of December 31, 1998.

    In January 1997, the Company formed a joint venture with an affiliate of one of the stockholders to provide management information services. Both parties share equally in any distributions from the joint venture (none through December 31, 1998). The Company entered into a 5-year management information system agreement with the joint venture for related services and paid fees totaling $4,468 and $4,135 in 1998 and 1997, respectively, for such services.

15. FINANCIAL INSTRUMENTS

    In September 1998, as required under the Company's $150,000 line of credit, the Company entered into an interest rate swap to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held or issued for trading purposes. At December 31, 1998, the Company has an interest rate swap outstanding with a notional amount of $135,000. This swap agreement established a fixed interest pay rate of 5.29% on a portion of the Company's variable rate debt and expires on June 24, 1999. The weighted average receive rate for the swap agreement is 5.32% for the period through December 31, 1998. If the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. If the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is refunded to the Company.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16. COMMITMENTS AND CONTINGENCIES

    At December 31, 1998, the Company has guaranteed $10,934 of real estate notes payable of others. These notes are collateralized by the underlying real estate. The Company has outstanding letters of credit totaling $14,967 at December 31, 1998, which expire during 1999.

    In addition, at December 31, 1998, the Company has several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

    On November 2, 1997, the Company settled claims asserted by certain former employees arising out of the termination of the Company's Stock Appreciation Rights Plan. In connection with the settlement, the Company paid $127 in 1997 and $4,228 in 1998.

    The Company and its subsidiaries are defendants in other lawsuits that arose in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position.

17. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is summarized below for the three years ended December 31:

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Interest paid....................................................................  $  13,162  $   7,575  $   1,520
Income taxes paid................................................................     19,662     10,454      3,288
Profit sharing distributions paid................................................     15,004     21,927     12,021
Non cash activities for the three years ended December 31:
  Conversion of deferred compensation balances to stock..........................         --         --     10,670
  Stockholder loans..............................................................         --         --      9,394
  Payment of stockholder and tax loans with deferred compensation balances.......         --     12,338         --
  Conversion of Doppelt note payable to stock....................................         --      6,000         --
  Issuance of restricted stock, net of forfeitures...............................      1,829         --         --

18. SEGMENT INFORMATION

DESCRIPTION OF SERVICES BY SEGMENT

    Trammell Crow Company has three reportable segments: Infrastructure Management, Retail, and Geographic Business Units (GBU). All of the segments provide real estate services.

    The Infrastructure Management segment provides strategic services, facility management, facility planning and project management, transaction services, office services, and call center services primarily to corporate customers, and has developed expertise in the financial services, healthcare, higher education, automotive, oil and gas and technology/communications industries.

    The Retail segment provides brokerage (tenant representation and lease disposition services) and development services (predevelopment activities, project finance advisory services, and construction oversight) to retail customers who demand specialized property and market knowledge. The Retail segment also provides property management and brokerage services for large regional malls.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18. SEGMENT INFORMATION (CONTINUED)
    The GBU segment provides property management, brokerage and development and construction services primarily to institutional customers who own real estate for investment purposes. Additionally, the GBU segment provides certain of these services to customers of the Retail and Infrastructure Management segments when the customers need services not available through the Retail and Infrastructure Management segments. These services are largely provided locally through the Company's 30 geographic business units located throughout the United States.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The Company evaluates performance and allocates resources based on income before income taxes and EBITDA, as adjusted. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

    The Company's reportable segments are business units that offer real estate services to different types of customers. The Infrastructure Management segment, Retail segment and Geographic Business Units are each managed separately because the expertise required and the needs of the customers vary based on the nature of the customer. The geographic business units have been aggregated and reported as one segment due to the similarity of services provided and type of customers.

    Virtually all of the Company's revenues are from customers located in the United States. No individual customer accounts for more than 10% of the Company's revenues.

    Summarized financial information for reportable segments as of December 31, 1998 and 1997 and for each of the two years in the period December 31, 1998 follows. Segment information for the year ended December 31, 1996, is not available because, prior to 1997, the costs of providing the various services

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18. SEGMENT INFORMATION (CONTINUED)
offered by the Company were not accumulated according to segment as the Company was organized solely on a geographic basis.

                                                                                      1998
                                                               --------------------------------------------------
                                                               INFRASTRUCTURE                           TOTAL
                                                                MANAGEMENT     RETAIL      GBU(1)    CONSOLIDATED
                                                               -------------  ---------  ----------  ------------
Revenues from external customers.............................   $   105,129   $  21,947  $  364,291   $  491,367
Income from investments in unconsolidated subsidiaries.......            --          --      18,438       18,438
Other........................................................           190          76       7,452        7,718
                                                               -------------  ---------  ----------  ------------
  Total revenues.............................................   $   105,319   $  22,023  $  390,181   $  517,523
                                                               -------------  ---------  ----------  ------------
                                                               -------------  ---------  ----------  ------------
Depreciation and amortization................................   $     1,224   $   1,268  $    7,917   $   10,409
                                                               -------------  ---------  ----------  ------------
                                                               -------------  ---------  ----------  ------------
Interest expense.............................................   $       578   $     342  $    9,357   $   10,277
                                                               -------------  ---------  ----------  ------------
                                                               -------------  ---------  ----------  ------------
Non-cash compensation expense................................   $        --   $      11  $      433   $      444
                                                               -------------  ---------  ----------  ------------
                                                               -------------  ---------  ----------  ------------
Income before income tax expense.............................   $     9,108   $   2,592  $   64,425   $   76,125
Depreciation and amortization................................         1,224       1,268       7,917       10,409
Interest expense.............................................           578         342       9,357       10,277
                                                               -------------  ---------  ----------  ------------
EBITDA, as adjusted(2).......................................   $    10,910   $   4,202  $   81,699   $   96,811
                                                               -------------  ---------  ----------  ------------
                                                               -------------  ---------  ----------  ------------
Segment assets...............................................   $    31,568   $  46,564  $  390,383   $  468,515
                                                               -------------  ---------  ----------  ------------
                                                               -------------  ---------  ----------  ------------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18. SEGMENT INFORMATION (CONTINUED)

                                                                                      1997
                                                               --------------------------------------------------
                                                               INFRASTRUCTURE                           TOTAL
                                                                MANAGEMENT     RETAIL      GBU(1)    CONSOLIDATED
                                                               -------------  ---------  ----------  ------------
Revenues from external customers.............................   $    68,719   $   6,555  $  227,867   $  303,141
Income from investments in unconsolidated subsidiaries.......            --          --         512          512
Other........................................................           193          11       9,782        9,986
                                                               -------------  ---------  ----------  ------------
  Total revenues.............................................   $    68,912   $   6,566  $  238,161   $  313,639
                                                               -------------  ---------  ----------  ------------
                                                               -------------  ---------  ----------  ------------
Depreciation and amortization................................   $       651   $     639  $    2,938   $    4,228
                                                               -------------  ---------  ----------  ------------
                                                               -------------  ---------  ----------  ------------
Interest expense.............................................   $       274   $     197  $    5,044   $    5,515
                                                               -------------  ---------  ----------  ------------
                                                               -------------  ---------  ----------  ------------
Non-cash compensation expense................................   $     4,095   $   1,190  $   27,800   $   33,085
                                                               -------------  ---------  ----------  ------------
                                                               -------------  ---------  ----------  ------------
Loss before income tax expense (benefit).....................   $    (1,888)  $    (752) $  (14,747)  $  (17,387)
Depreciation and amortization................................           651         639       2,938        4,228
Interest expense.............................................           274         197       5,044        5,515
Non-cash, non-recurring compensation expense.................         4,095       1,190      27,800       33,085
Non-recurring charge in connection with settlement of claims
  relating to terminated Stock Appreciation Rights plan......           539         157       3,659        4,355
Profit sharing and royalty and consulting expense............         4,800          40      24,886       29,726
                                                               -------------  ---------  ----------  ------------
EBITDA, as adjusted(2).......................................   $     8,471   $   1,471  $   49,580   $   59,522
                                                               -------------  ---------  ----------  ------------
                                                               -------------  ---------  ----------  ------------
Segment assets...............................................   $    19,684   $  40,214  $  266,338   $  326,236
                                                               -------------  ---------  ----------  ------------
                                                               -------------  ---------  ----------  ------------

------------------------

(1) Total GBU revenues include revenues generated from the following lines of business:

                                                                       1998        1997
                                                                    ----------  ----------
Property management...............................................  $  122,843  $   94,434
Brokerage.........................................................     152,791      91,242
Development and investment activities.............................     114,547      52,485
                                                                    ----------  ----------
                                                                    $  390,181  $  238,161
                                                                    ----------  ----------
                                                                    ----------  ----------

(2) EBITDA, as adjusted, represents earnings before interest, income taxes, depreciation and amortization, royalty and consulting fees, profit sharing, the non-cash, non-recurring charge to income in 1997 related to the stock options granted under the Assumed Option Plan and the non-recurring charge to income in 1997 resulting from the settlement of claims by certain former employees arising out of a terminated stock appreciation rights plan. Management believes that EBITDA, as adjusted, can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative to: (i) net earnings (determined in accordance with generally accepted accounting principles ("GAAP")); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18. SEGMENT INFORMATION (CONTINUED)
    the Company's calculation of EBITDA, as adjusted, is comparable to similarly titled items reported by other companies.

19. UNAUDITED INTERIM FINANCIAL INFORMATION

    Unaudited summarized financial information by quarter is as follows:

                                                                                  QUARTER ENDED
                                                               ---------------------------------------------------
                                                                MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31
                                                               -----------  ----------  ------------  ------------
1998:
Total revenues(1)............................................   $  88,959   $  113,536   $  144,461    $  170,567
Net income...................................................       6,329       10,851       14,284        14,987
Earnings per share:
  Basic......................................................   $     .19   $      .32   $      .42    $      .44
  Diluted....................................................   $     .18   $      .30   $      .39    $      .41

1997:
Total revenues...............................................   $  62,098   $   69,344   $   81,797    $  100,400
Net income (loss)............................................       1,601        2,685        4,568       (22,874)
Earnings per share...........................................      (2)         (2)          (2)           (2)

------------------------

(1) Certain revenues for the periods ended March 31, June 30, and September 30 have been reclassified to conform to the presentation for the quarter and year ended December 31, 1998. As a result, certain revenues differ from the amounts reported in the Company's Quarterly Reports on Form 10-Q for 1998. These reclassifications do not impact net income.

(2) Information is not relevant due to the change in capital structure in the fourth quarter of 1997.

    In the fourth quarter of 1998, the Company recognized $10,081 of income from unconsolidated subsidiaries relating to one atypically large and profitable transaction.

    In the fourth quarter of 1997, the Company recognized a non-cash, non-recurring charge to compensation of $33,085 for options granted prior to the Offering at an exercise price substantially less than the fair value (see Note
8). The Company also expensed $4,355 in the fourth quarter of 1997 relating to settlement of litigation with participants under the Stock Appreciation Rights Plan (see Note 15).

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
   NOTE TO SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                     INITIAL COST
                                                                     ---------------------------------------------     COSTS
                                                                                                    FURNITURE,      SUBSEQUENT
                                                        RELATED                  BUILDINGS AND      FIXTURES &          TO
DESCRIPTION                                          ENCUMBRANCES      LAND      IMPROVEMENTS        EQUIPMENT      ACQUISITION
--------------------------------------------------  ---------------  ---------  ---------------  -----------------  -----------
RETAIL
Arvada Petsmart--Arvada, CO                            $     481     $     234     $      20         $      --       $     368
Chapel Hills--Colorado Springs, CO                         1,589           770            --                --           1,068
Cleveland--Cleveland, OH                                      --           260            --                --               4
Coeur D'Alene--Coeur D'Alene, ID                              --           360            --                --               3
Country Corner--Escondido, CA                              2,879         1,745         2,013                --
Diamond Bar--Diamond Bar, CA                               5,650         1,475         4,290                --              25
Edmond OM--Edmond, OK                                        657           518            --                --             139
Gateway Plaza--Aurora, CO                                  6,526         1,018         5,793                --             188
Ponce--Ponce, Puerto Rico                                  3,862         1,375            --                --           2,376
Village Green--Yorba Linda, CA                             2,751         1,890         2,316                --              19

OFFICE
Bowie--Austin, TX                                          1,765           442         1,767                --              87
Elliot & Hardy--Tempe, AZ                                     --         1,933            --                --             111
Freeport #1--Irving, TX                                    5,903         2,746            --                --           3,954
Freeport #2--Irving, TX                                    5,438         1,139            --                --           4,299
Freeport #3--Irving, TX                                    2,539         2,999            --                --           1,736
Montpelier--Silver Springs, MD                                --         3,610            --                --           3,144
Quail Commerce--Oklahoma, OK                               2,508           743            --                --           2,200

INDUSTRIAL
51st & Buckeye--Phoenix, AZ                                2,801           626            73                --           2,530
McGraw Hill--DeSoto, TX                                    2,166           704            --                --           1,828
McCormick--Irving, TX                                      2,498           497            --                --           3,142
Allen D-2--Allen, TX                                          --           865            --                --             353
Ontario Kendall--Ontario, CA                               4,841         2,310            --                --           3,851

LAND
56(th) & Warner--Tempe, AZ                                   597         1,578            --                --             692
AEW #10--Mt. Laurel Township, NJ                              --           199            --                --              --
Barton Creek--Austin, TX                                      --         2,672            --                --             326
Forest LBJ--Dallas, TX                                       772           668            --                --              --
Harrison Business. Park--Colorado Springs,CO                 121           152            --                --              10
Pender Business Park--Fairfax, VA                             --         3,993            --                --              --
Quarry Crossing--San Antonio, TX                              --         2,557            --                --              --
Sadler Land--Memphis, TN                                      --           123            --                --              13
TC Riverside--Belcamp, MD                                     --           919            --                --              95
Westridge at Gateway--Dallas, TX                              --         1,535            --                --              13
                                                    ---------------  ---------  ---------------            ---      -----------
  Total                                                $  56,344     $  42,655     $  16,272         $      --       $  32,574
                                                    ---------------  ---------  ---------------            ---      -----------
                                                    ---------------  ---------  ---------------            ---      -----------

                                                                        12/31/98 BALANCE
                                                    --------------------------------------------------------
                                                                                  FURNITURE,
                                                                BUILDINGS AND     FIXTURES &                      DATE OF
DESCRIPTION                                           LAND      IMPROVEMENTS       EQUIPMENT      TOTAL (A)    CONSTRUCTION
--------------------------------------------------  ---------  ---------------  ---------------  -----------  ---------------
RETAIL
Arvada Petsmart--Arvada, CO                         $     508     $     114              $--      $     622           1998
Chapel Hills--Colorado Springs, CO                        830         1,008               --          1,838            N/A
Cleveland--Cleveland, OH                                  260             4               --            264            N/A
Coeur D'Alene--Coeur D'Alene, ID                          360             3               --            363            N/A
Country Corner--Escondido, CA                           1,745         2,013               --          3,758            N/A
Diamond Bar--Diamond Bar, CA                            1,475         4,315               --          5,790           1981
Edmond OM--Edmond, OK                                     518           139               --            657           1998
Gateway Plaza--Aurora, CO                               1,018         5,981               --          6,999           1984
Ponce--Ponce, Puerto Rico                               1,375         2,376               --          3,751           1998
Village Green--Yorba Linda, CA                          1,890         2,335               --          4,225           1986
OFFICE
Bowie--Austin, TX                                         442         1,854               --          2,296           1986
Elliot & Hardy--Tempe, AZ                               1,933           111               --          2,044           1998
Freeport #1--Irving, TX                                 2,746         3,954               --          6,700           1998
Freeport #2--Irving, TX                                 1,139         4,299               --          5,438           1998
Freeport #3--Irving, TX                                 2,999         1,736               --          4,735           1998
Montpelier--Silver Springs, MD                          4,328         2,426               --          6,754           1998
Quail Commerce--Oklahoma, OK                              743         2,200               --          2,943           1998
INDUSTRIAL
51st & Buckeye--Phoenix, AZ                               665         2,564               --          3,229           1998
McGraw Hill--DeSoto, TX                                   704         1,828               --          2,532           1998
McCormick--Irving, TX                                     506         3,133               --          3,639           1997
Allen D-2--Allen, TX                                    1,129            89               --          1,218           1998
Ontario Kendall--Ontario, CA                            2,310         3,851               --          6,161           1998
LAND
56(th) & Warner--Tempe, AZ                              1,618           652               --          2,270            N/A
AEW #10--Mt. Laurel Township, NJ                          199            --               --            199            N/A
Barton Creek--Austin, TX                                2,998            --               --          2,998            N/A
Forest LBJ--Dallas, TX                                    668            --               --            668            N/A
Harrison Business. Park--Colorado Springs,CO              162            --               --            162            N/A
Pender Business Park--Fairfax, VA                       3,993            --               --          3,993            N/A
Quarry Crossing--San Antonio, TX                        2,557            --               --          2,557            N/A
Sadler Land--Memphis, TN                                  136            --               --            136            N/A
TC Riverside--Belcamp, MD                               1,014            --               --          1,014            N/A
Westridge at Gateway--Dallas, TX                        1,548            --               --          1,548            N/A
                                                    ---------  ---------------        ------     -----------
  Total                                             $  44,516     $  46,985              $--      $  91,501
                                                    ---------  ---------------        ------     -----------
                                                    ---------  ---------------        ------     -----------


                                                                    DEPRECIABLE
DESCRIPTION                                         DATE ACQUIRED    LIVES (B)
--------------------------------------------------  -------------  -------------
RETAIL
Arvada Petsmart--Arvada, CO                                1998
Chapel Hills--Colorado Springs, CO                         1997
Cleveland--Cleveland, OH                                   1996
Coeur D'Alene--Coeur D'Alene, ID                           1998
Country Corner--Escondido, CA                              1998
Diamond Bar--Diamond Bar, CA                               1997
Edmond OM--Edmond, OK                                      1998
Gateway Plaza--Aurora, CO                                  1996
Ponce--Ponce, Puerto Rico                                  1998
Village Green--Yorba Linda, CA                             1997
OFFICE
Bowie--Austin, TX                                          1997
Elliot & Hardy--Tempe, AZ                                  1998
Freeport #1--Irving, TX                                    1997
Freeport #2--Irving, TX                                    1998
Freeport #3--Irving, TX                                    1998
Montpelier--Silver Springs, MD                             1998
Quail Commerce--Oklahoma, OK                               1998             --
INDUSTRIAL
51st & Buckeye--Phoenix, AZ                                1998
McGraw Hill--DeSoto, TX                                    1998
McCormick--Irving, TX                                      1997
Allen D-2--Allen, TX                                       1998
Ontario Kendall--Ontario, CA                               1998
LAND
56(th) & Warner--Tempe, AZ                                 1997
AEW #10--Mt. Laurel Township, NJ                           1997
Barton Creek--Austin, TX                                   1998
Forest LBJ--Dallas, TX                                     1998
Harrison Business. Park--Colorado Springs,CO               1998
Pender Business Park--Fairfax, VA                          1998
Quarry Crossing--San Antonio, TX                           1997
Sadler Land--Memphis, TN                                   1997
TC Riverside--Belcamp, MD                                  1997
Westridge at Gateway--Dallas, TX                           1997

  Total


(A) The aggregate cost for Federal Income tax purposes is approximately $94 million.

(B) All real estate investments have been held for sale since acquisition and are therefore not depreciated.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                 NOTE TO SCHEDULE III--REAL ESTATE INVESTMENTS
                          AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

    Changes in real estate investments and accumulated depreciation for the three years ended December 31, 1998 are as follows:

                                                        1998         1997        1996
                                                     -----------  ----------  ----------
Real estate investments:
Balance at beginning of year.......................  $    98,567  $   71,122  $   20,274
  Additions and improvements.......................      169,026     104,147      92,975
  Sales and transfers..............................     (176,092)    (76,702 (A)    (42,127)
                                                     -----------  ----------  ----------
Balance at end of year.............................  $    91,501  $   98,567  $   71,122
                                                     -----------  ----------  ----------
                                                     -----------  ----------  ----------

------------------------

(A) Includes $35,400 contributed to a partnership in March 1997.