Form 10-Q
period 1999-03-31
TRAMMELL CROW CO
filed 1999-05-14
CIK 1022438

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

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO______________

                         COMMISSION FILE NUMBER 1-13531

                            ------------------------

                             TRAMMELL CROW COMPANY

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             75-2721454
      (State or other jurisdiction of         (IRS Employer Identification
       Incorporation or organization)                    Number)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At May 13, 1999, there were 35,150,010 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                           ---------
   PART I.  Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31,
              1998.......................................................................................      2

            Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and
              1998 (unaudited)...........................................................................      3

            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and
              1998 (unaudited)...........................................................................      4

            Notes to Condensed Consolidated Financial Statements (unaudited).............................      5

            Management's Discussion and Analysis of Financial Condition and Results of Operations........     10
   Item 2.

            Quantitative and Qualitative Disclosure of Market Risk.......................................     16
   Item 3.

  PART II.  Other Information

   Item 1.  Legal Proceedings............................................................................     17

   Item 6.  Exhibits and Reports on Form 8-K.............................................................     17

PART I -- FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1999          1998
                                                                                        -------------------------

                                                                                        (UNAUDITED)
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                        SHARE AND PER SHARE DATA)
                                        ASSETS
Current assets
  Cash and cash equivalents...........................................................   $  55,730    $   87,946
  Accounts receivable, net of allowance for doubtful accounts of $1,941 in 1999 and
    $1,977 in 1998....................................................................      80,147        83,870
  Receivables from affiliates.........................................................       4,009         2,875
  Notes and other receivables.........................................................       7,036         6,123
  Income taxes recoverable............................................................          --           776
  Deferred income taxes...............................................................         811           874
  Real estate held for sale...........................................................     119,558        91,501
  Other current assets................................................................      16,904        18,780
                                                                                        -----------  ------------
    Total current assets..............................................................     284,195       292,745
Furniture and equipment, net..........................................................      19,334        16,861
Deferred income taxes.................................................................      11,840        12,440
Investments in unconsolidated subsidiaries............................................      19,416        16,773
Goodwill, net.........................................................................     107,897       106,936
Other assets..........................................................................      23,138        22,760
                                                                                        -----------  ------------
                                                                                         $ 465,820    $  468,515
                                                                                        -----------  ------------
                                                                                        -----------  ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable....................................................................   $  30,668    $   30,536
  Accrued expenses....................................................................      56,643        86,184
  Payables to affiliates..............................................................       1,226         1,126
  Income taxes payable................................................................       1,973            --
  Current portion of long-term debt...................................................       2,405         2,724
  Notes payable on real estate held for sale..........................................      84,308        56,344
  Other current liabilities...........................................................       1,597         1,348
                                                                                        -----------  ------------
    Total current liabilities.........................................................     178,820       178,262
Long-term debt, less current portion..................................................      58,053        83,271
Other liabilities.....................................................................         732         1,003
                                                                                        -----------  ------------
    Total liabilities.................................................................     237,605       262,536
Minority interest.....................................................................      24,155        13,967
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or
    outstanding.......................................................................          --            --
  Common stock; $0.01 par value; 100,000,000 shares authorized; 35,038,836 shares issued and 35,037,249 shares outstanding in 1999, and 34,477,825 shares issued and
    34,476,238 shares outstanding in 1998.............................................         350           345
Paid-in capital.......................................................................     166,117       160,733
Retained earnings.....................................................................      40,820        33,717
Less: Stockholder loans...............................................................        (296)         (904)
    Unearned compensation, net........................................................      (2,931)       (1,879)
                                                                                        -----------  ------------
Total stockholders' equity............................................................     204,060       192,012
                                                                                        -----------  ------------
                                                                                         $ 465,820    $  468,515
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                   FOR THE THREE MONTHS
                                                                                      ENDED MARCH 31
                                                                               ----------------------------
                                                                                   1999           1998
                                                                               -------------  -------------
                                                                               (IN THOUSANDS, EXCEPT SHARE
                                                                                   AND PER SHARE DATA)
REVENUES
  Property management services...............................................  $      34,152  $      23,886
  Brokerage services.........................................................         38,958         25,533
  Development and construction services......................................         25,688         10,871
  Outsourcing services.......................................................         27,735         21,598
  Retail services............................................................          6,592          2,727
                                                                               -------------  -------------
                                                                                     133,125         84,615
  Income from investments in unconsolidated subsidiaries.....................            245          2,415
  Gain on disposition of real estate.........................................            971            866
  Other income...............................................................            448          1,063
                                                                               -------------  -------------
                                                                                     134,789         88,959

COSTS AND EXPENSES
  Salaries, wages, and benefits..............................................         80,712         51,104
  Commissions................................................................         16,144         10,365
  General and administrative.................................................         20,291         13,805
  Depreciation...............................................................          1,771          1,085
  Amortization...............................................................          1,874            329
  Interest...................................................................          1,964          1,666
  Minority interest..........................................................            121             37
                                                                               -------------  -------------
                                                                                     122,877         78,391
                                                                               -------------  -------------
Income before income taxes...................................................         11,912         10,568
Income tax expense...........................................................          4,809          4,239
                                                                               -------------  -------------
Net income...................................................................  $       7,103  $       6,329
                                                                               -------------  -------------
                                                                               -------------  -------------

Earnings per share:
  Basic......................................................................  $         .21  $         .19
                                                                               -------------  -------------
                                                                               -------------  -------------
  Diluted....................................................................  $         .20  $         .18
                                                                               -------------  -------------
                                                                               -------------  -------------
Weighted average common shares outstanding:
  Basic......................................................................     34,520,658     33,899,574
  Diluted....................................................................     36,232,099     36,115,203

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31
                                                                                      ----------------------
                                                                                         1999        1998
                                                                                      ----------  ----------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..........................................................................  $    7,103  $    6,329
Adjustments to reconcile net income to net cash used in operating activities
  Depreciation......................................................................       1,771       1,085
  Amortization......................................................................       1,874         329
  Amortization of employment contracts and unearned compensation....................         575          --
  Minority interest.................................................................         121          37
  Deferred income tax provision.....................................................         663         865
  Income from investments in unconsolidated subsidiaries............................        (245)     (2,415)
  Changes in operating assets and liabilities
    Accounts receivable.............................................................       3,827      (3,976)
    Receivables from affiliates.....................................................      (1,134)        (95)
    Notes receivable and other assets...............................................        (452)     (5,048)
    Real estate held for sale.......................................................     (28,057)    (36,415)
    Notes payable on real estate held for sale......................................      27,964      16,416
    Accounts payable and accrued expenses...........................................     (29,566)    (16,609)
    Payables to affiliates..........................................................         100        (463)
    Income taxes payable............................................................       2,749       3,343
    Deferred compensation...........................................................          --      (4,582)
    Other liabilities...............................................................         (22)       (378)
                                                                                      ----------  ----------
Net cash used in operating activities...............................................     (12,729)    (41,577)
                                                                                      ----------  ----------
INVESTING ACTIVITIES
Expenditures for furniture and equipment............................................      (4,155)     (2,089)
Acquisitions of real estate service companies.......................................      (2,141)    (20,863)
Investments in unconsolidated subsidiaries..........................................      (3,092)       (597)
Distributions from unconsolidated subsidiaries......................................         694       2,977
                                                                                      ----------  ----------
Net cash used in investing activities...............................................      (8,694)    (20,572)
                                                                                      ----------  ----------
FINANCING ACTIVITIES
Principal payments on debt..........................................................     (25,537)     (1,390)
Proceeds from debt..................................................................          --      33,615
Contributions from minority interest................................................      10,140         171
Distributions to minority interest..................................................         (73)     (1,994)
Proceeds from exercise of stock options.............................................       1,316          74
Proceeds from issuance of common stock..............................................       2,753          --
Collections of stockholder loans....................................................         608          91
                                                                                      ----------  ----------
Net cash (used in) provided by financing activities.................................     (10,793)     30,567
                                                                                      ----------  ----------
Net decrease in cash and cash equivalents...........................................     (32,216)    (31,582)
Cash and cash equivalents, beginning of period......................................      87,946      96,747
                                                                                      ----------  ----------
Cash and cash equivalents, end of period............................................  $   55,730  $   65,165
                                                                                      ----------  ----------
                                                                                      ----------  ----------

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

1. GENERAL

    The consolidated interim financial statements of Trammell Crow Company (the "Company") included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

    The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors, including the timing of transactions, the commencement of new contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business activities. The Company's revenues tend to be higher in the last quarter of the year than in the first three quarters because its clients have demonstrated a tendency to close transactions toward the end of the year. In addition, an increasing percentage of the Company's property management and outsourcing contracts provide for incentive payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

    USE OF ESTIMATES

    The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    INCOME TAXES

    The provision for income taxes has been included in the accompanying financial statements based on an estimated annual effective tax rate. The differences between the provision for income taxes and amounts computed by applying the statutory federal income tax rates to income are primarily a result of amortization of goodwill, non-deductible meals and entertainment expenditures and state income taxes.

    EARNINGS PER SHARE

    The weighted average shares outstanding used to calculate diluted earnings per share include the dilutive effect of options to purchase 1,711,411 and 2,215,629 shares of common stock in 1999 and 1998, respectively.

    RECLASSIFICATIONS

    Certain revenues and expenses for the three months ended March 31, 1998 have been reclassified to conform to the presentation for the three months ended March 31, 1999. As a result, certain revenue and expense items differ from the amounts reported in previously filed documents. These reclassifications do

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

1. GENERAL (CONTINUED)
not impact net income or EBITDA. EBITDA represents earnings before interest, income taxes and depreciation and amortization. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net earnings (determined in accordance with GAAP);
(ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

2. REAL ESTATE HELD FOR SALE

    During the three months ended March 31, 1999, the Company sold three real estate projects for an aggregate sales price of $7,972, resulting in a gain on disposition of $971. During the three months ended March 31, 1998, the Company sold three real estate projects for an aggregate sales price of $10,209, resulting in a gain on disposition of $866.

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Operating results for unconsolidated subsidiaries were as follows:

                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                    ---------------------
                                                       1999       1998
                                                    ----------  ---------
Total revenues....................................  $   19,306  $  13,682
Total expenses....................................     (13,390)    (8,128)
                                                    ----------  ---------
Net income........................................  $    5,916  $   5,554
                                                    ----------  ---------
                                                    ----------  ---------

4. ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                                        DECEMBER
                                                           MARCH 31,       31,
                                                             1999         1998
                                                          -----------  -----------
Payroll and bonuses.....................................  $   18,062   $   35,643
Commissions.............................................      20,213       27,549
Profit sharing..........................................       4,240        6,179
Deferred income.........................................       3,565        2,250
Insurance accrual.......................................       1,573        2,501
Additional consideration for acquisitions...............       2,500        2,500
Other...................................................       6,490        9,562
                                                          -----------  -----------
                                                          $   56,643   $   86,184
                                                          -----------  -----------
                                                          -----------  -----------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

5. STOCKHOLDERS' EQUITY

    A summary of the Company's stock option activity for the three months ended March 31, 1999 is as follows:

                                                           EXERCISE     EXERCISE     EXERCISE
                                                           PRICE OF     PRICE OF     PRICE OF
                                                             $3.85      $17.50 TO    $22.76 TO
                                                            (BELOW     $22.75 (AT   $36.00 (AT
                                                            MARKET       MARKET       MARKET
                                                           PRICE AT     PRICE AT     PRICE AT
                                                          GRANT DATE)  GRANT DATE)  GRANT DATE)     TOTAL
                                                          -----------  -----------  -----------  -----------
Options outstanding:
  December 31, 1998.....................................   2,123,474    2,228,951      244,759     4,597,184
  Granted...............................................          --    1,118,791        8,714     1,127,505
  Exercised.............................................    (349,509 )    (20,861 )         --      (370,370)
  Forfeited.............................................          --     (105,335 )     (1,090 )    (106,425)
  Expired...............................................          --           --           --            --
                                                          -----------  -----------  -----------  -----------
  March 31, 1999........................................   1,773,965    3,221,546      252,383     5,247,894
                                                          -----------  -----------  -----------  -----------
                                                          -----------  -----------  -----------  -----------
Options exercisable at March 31, 1999...................   1,773,965      776,472       80,505     2,630,942
                                                          -----------  -----------  -----------  -----------
                                                          -----------  -----------  -----------  -----------

    In the three months ended March 31, 1999, the Company issued an aggregate of 76,045 restricted shares of its common stock. These shares vest over periods ranging from three to five years. The Company recorded $1,320 of unearned compensation related to the issuance of these shares.

    In the three months ended March 31, 1999, the Company issued 114,596 shares of common stock under the Trammell Crow Company Employee Stock Purchase Plan.

6. FINANCIAL INSTRUMENTS

    In September 1998, as required under the Company's $150,000 line of credit, the Company entered into an interest rate swap to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held or issued for trading purposes. At March 31, 1999, the Company had an interest rate swap outstanding with a notional amount of $135,000. This swap agreement established a fixed interest pay rate of 5.29% on a portion of the Company's variable rate debt and expires on June 24, 1999. The weighted average receive rate for the swap agreement was 5.12% for the three months ended March 31, 1999. If the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. If the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is refunded to the Company. In connection with this swap agreement, the Company incurred expense of $35 for the three months ended March 31, 1999.

7. CONTINGENCIES

    At March 31, 1999, the Company has guaranteed $4,798 of real estate notes payable of others. These notes are collateralized by the underlying real estate. The Company has outstanding letters of credit totaling $14,976 at March 31, 1999, which expire at varying dates through December 1999.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

7. CONTINGENCIES (CONTINUED)
    In addition, at March 31, 1999, the Company has several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

    The Company and its subsidiaries are defendants in lawsuits that arose in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position.

8. SEGMENT INFORMATION

    DESCRIPTION OF SERVICES BY SEGMENT

    Trammell Crow Company has three reportable segments: Outsourcing, Retail, and Local Business Units. All of the segments provide real estate services.

    The Outsourcing segment provides strategic services, facility management, facility planning and project management, transaction services, office services, and call center services primarily to corporate customers, and has developed expertise in the financial services, healthcare, higher education, automotive, oil and gas and technology/communications industries.

    The Retail segment provides brokerage (tenant representation and lease disposition services) and development services (predevelopment activities, project finance advisory services, and construction oversight) to retail customers who demand specialized property and market knowledge. The Retail segment also provides property management and brokerage services for large regional malls.

    The Local Business Unit segment provides property management, brokerage and development and construction services primarily to institutional customers who own real estate for investment purposes. Additionally, the Local Business Unit segment provides certain of these services to customers of the Retail and Outsourcing segments when the customers need services not available through the Retail and Outsourcing segments. These services are largely provided locally through the Company's 30 business units located throughout the United States.

    MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The Company evaluates performance and allocates resources based on income before income taxes and EBITDA. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

    FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

    The Company's reportable segments are business units that offer real estate services to different types of customers. The Outsourcing segment, Retail segment and Local Business Units are each managed separately because the expertise required and the needs of the customers vary based on the nature of the customer. The local business units have been aggregated and reported as one segment due to the similarity of services provided and type of customers.

    Virtually all of the Company's revenues are from customers located in the United States. No individual customer accounts for more than 10% of the Company's revenues.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

8. SEGMENT INFORMATION (CONTINUED)
    Summarized financial information for reportable segments is as follows:

                                                                  THREE MONTHS ENDED MARCH 31, 1999
                                                          --------------------------------------------------
                                                                                       LOCAL
                                                          OUTSOURCING                BUSINESS       TOTAL
                                                              (1)        RETAIL      UNITS(2)    CONSOLIDATED
                                                          -----------  -----------  -----------  -----------
Revenues from external customers........................  $   27,735   $     6,592  $    98,798  $  133,125
Income from investments in unconsolidated subsidiaries..          --            --          245         245
Gain on disposition of real estate......................          --            18          953         971
Other...................................................          46            13          389         448
                                                          -----------  -----------  -----------  -----------
  Total revenues........................................      27,781         6,623      100,385     134,789
Operating costs and expenses (3)........................      26,410         7,895       88,572     122,877
                                                          -----------  -----------  -----------  -----------
Income (loss) before income tax expense.................       1,371        (1,272)      11,813      11,912
Depreciation and amortization...........................         496           394        2,755       3,645
Interest expense........................................         175           150        1,639       1,964
                                                          -----------  -----------  -----------  -----------
EBITDA..................................................  $    2,042   $      (728) $    16,207  $   17,521
                                                          -----------  -----------  -----------  -----------
                                                          -----------  -----------  -----------  -----------


                                                                  THREE MONTHS ENDED MARCH 31, 1998
                                                          --------------------------------------------------
                                                                                       LOCAL
                                                          OUTSOURCING                BUSINESS       TOTAL
                                                              (1)        RETAIL      UNITS(2)    CONSOLIDATED
                                                          -----------  -----------  -----------  -----------
Revenues from external customers........................  $   21,598   $     2,727  $    60,290  $   84,615
Income from investments in unconsolidated subsidiaries..          --            --        2,415       2,415
Gain on disposition on real estate......................          --           285          581         866
Other...................................................          34            28        1,001       1,063
                                                          -----------  -----------  -----------  -----------
  Total revenues........................................      21,632         3,040       64,287      88,959
Operating costs and expenses............................      19,566         2,628       56,197      78,391
                                                          -----------  -----------  -----------  -----------
Income before income tax expense........................       2,066           412        8,090      10,568
Depreciation and amortization...........................         215           289          910       1,414
Interest expense........................................         106            70        1,490       1,666
                                                          -----------  -----------  -----------  -----------
EBITDA..................................................  $    2,387   $       771  $    10,490  $   13,648
                                                          -----------  -----------  -----------  -----------
                                                          -----------  -----------  -----------  -----------

------------------------
(1) The Outsourcing segment was previously referred to as "infrastructure management."

(2) The Local Business Units segment was previously referred to as "Geographic Business Units" or "GBU." Total Local Business Unit revenues include revenues generated from the following lines of business:

                                                             1999         1998
                                                          -----------  -----------
Property management.....................................  $    34,280  $    24,394
Brokerage...............................................       39,088       25,601
Development and investment activities...................       27,017       14,292
                                                          -----------  -----------
                                                          $   100,385  $    64,287
                                                          -----------  -----------
                                                          -----------  -----------

(3) Operating costs and expenses for the three months ended March 31, 1999 include non-cash compensation expense of $141 related to the Retail segment and $434 related to the Local Business Unit segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

    Trammell Crow Company is one of the largest diversified commercial real estate service firms in North America. As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company has three reportable segments, which parallel the organization's management. Two of these segments are the nationally organized businesses of outsourcing and retail services, with the third being the local business units. The local business units segment includes the Company's 30 business units located throughout the United States that conduct the Company's property management, brokerage and development and investment businesses. The Company's property management services business provides services relating to all aspects of building operations, tenant relations and oversight of building improvement processes, primarily for building owners who do not occupy the properties managed by the Company. The brokerage services business advises buyers, sellers, landlords and tenants in connection with the sale and leasing of office, industrial and retail space and land. The Company's development and investment activities include development and construction services and the acquisition and disposition of commercial real estate projects. The development and construction services include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management and tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services. The outsourcing business entails providing comprehensive day-to-day occupancy related services, principally to large corporations which occupy commercial facilities in multiple locations. These services include administration, day-to-day maintenance and repair of client occupied facilities and strategic functions such as space planning, relocation coordination, facilities management and portfolio management. The Company's retail services business provides tenant representation, disposition, development and financial services to national and global retail customers, as well as property management and leasing services to regional malls.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE
  MONTHS ENDED MARCH 31, 1998

    REVENUES. The Company's total revenues increased $45.8 million, or 51.5%, to $134.8 million in the first quarter of 1999 from $89.0 million in the first quarter of 1998.

    Property management services revenue, which represented 25.4% of the Company's total revenue in the first quarter of 1999, increased $10.3 million, or 43.1%, to $34.2 million in the first quarter of 1999 from $23.9 million in the first quarter of 1998. This increase was primarily due to an overall increase in the number of square feet under management, which was in turn primarily attributable to the acquisitions of Tooley & Company, Inc. ("Tooley") in March of 1998 and Faison & Associates and Faison Enterprises (the "Faison Acquisition") in July 1998.

    Brokerage services revenue, which represented 28.9% of the Company's first quarter 1999 total revenue, increased $13.5 million, or 52.9%, to $39.0 million in the first quarter of 1999 from $25.5 million in the first quarter of 1998. The revenue growth resulted from an increase in the number of brokerage transactions fueled by an increase of 41% in the average number of brokers employed during the first quarter of 1999, as compared to the first quarter of 1998, coupled with an increased focus on larger transactions.

    Revenues from development and investment activities (consisting of development and construction service fees, income from unconsolidated subsidiaries and gain on disposition of non-retail real estate projects) totaled $26.9 million in the first quarter of 1999, and represented 20.0% of the Company's 1999 total revenue. These revenues increased $13.0 million, or 93.5%, from $13.9 million in the first quarter of 1998. The revenue growth was primarily due to two significant projects on which the Company received development fees. These two projects contributed approximately $9.0 million of the increase. This increase in development fees was offset by a decrease in income from unconsolidated subsidiaries, which decreased $2.2 million, or 91.7%, to $0.2 million in 1999 from $2.4 million in 1998 primarily as a result of lower gains on sales of underlying real estate.

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

    Outsourcing services revenues, which represented 20.5% of the Company's first quarter 1999 total revenue, increased $6.1 million, or 28.2%, to $27.7 million in the first quarter of 1999 from $21.6 million in the first quarter of 1998. The revenue growth resulted primarily from expansion of services provided to several major customers from the comparable period in the prior year, the addition of an outsourcing contract with the University of Pennsylvania in April 1998, and the addition of two significant customers, one in the third quarter of 1998 and one in the fourth quarter of 1998.

    Retail revenues (including services revenues and gain on disposition of retail build-to-suit real estate projects) totaled $6.6 million in the first quarter of 1999, and represented 4.9% of the Company's 1999 total revenue. These revenues increased $3.6 million, or 120.0%, from $3.0 million in the first quarter of 1998. This revenue growth was primarily a result of the addition of approximately 10.0 million square feet of regional malls under management due to the Faison Acquisition in July of 1998.

    OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased by $44.5 million, or 56.8%, to $122.9 million in the first quarter of 1999 from $78.4 million in the first quarter of 1998.

    The increase in operating costs and expenses was primarily due to a 57.9% increase in salaries, wages, and benefits in 1999, resulting primarily from an increase in staffing from the comparable period in the prior year. Since March 31, 1998, the Company added approximately 1,000 employees due to the Faison Acquisition in July 1998 and support for internal growth in the Company's business.

    Commissions increased 54.8%, to $16.1 million in the first quarter of 1999 from $10.4 million in the first quarter of 1998, primarily as a result of the increased brokerage activities giving rise to the significant growth in the Company's brokerage services revenues.

    General and administrative expenses increased $6.5 million, or 47.1%, to $20.3 million in the first quarter of 1999 from $13.8 million in the first quarter of 1998. The increase is primarily due to a company-wide increase in administrative costs resulting from the overall increase in number of employees. Additionally, general and administrative expenses increased in part due to expenses incurred in connection with the integration into the Company's business of the operations acquired in the Faison Acquisition and with several initiatives begun in the third and fourth quarters of 1998 which are intended to increase revenues and income in future periods. These initiatives include upgrading the Company's management information systems and making targeted investments to add capacity in the Company's development and investment, outsourcing, retail and brokerage businesses.

    Other expenses increased $2.6 million, or 83.9%, to $5.7 million in the first quarter of 1999 from $3.1 million in the first quarter of 1998, primarily as a result of amortization of goodwill related to acquisitions.

    INCOME BEFORE INCOME TAXES. The Company's income before income taxes increased $1.3 million, to $11.9 million in the first quarter of 1999 from $10.6 million in the first quarter of 1998 due to the increases in revenues and expenses described above.

    NET INCOME. Net income increased $0.8 million, to $7.1 million in the first quarter of 1999 from $6.3 million in the first quarter of 1998.

QUARTERLY FLUCTUATIONS/SEASONALITY

    The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors, including the timing of transactions, the commencement of new contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business activities. The Company's revenues tend to be higher in the last quarter of the year than in the first three quarters because its clients have demonstrated a tendency to close transactions toward the end of the year. In addition, an increasing percentage of the Company's property management and outsourcing contracts provide for incentive payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources requirements include the funding of working capital needs, primarily accounts receivable from its clients; the funding of capital investments, including the acquisition of other real estate service companies; and expenditures for real estate held for sale and payments on notes payable associated with its development and investment activities. The Company finances its operations with internally generated funds and borrowings under its revolving line of credit (described below). The portion of the Company's development and investment business that includes the acquisition and development of real estate is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

    Net cash used in operating activities totaled $12.7 million for the three months ended March 31, 1999, compared to $41.6 million in the comparable period in 1998. This change is primarily due to payment of profit sharing distributions totaling $8.9 million in 1998 compared to $1.9 million in 1999, and approximately $20.0 million used for development activity for real estate held for sale, net of related borrowings, in 1998, as compared to less than $0.1 million used in 1999.

    Net cash used in investing activities totaled $8.7 million for the three months ended March 31, 1999, compared to $20.6 million for the same period in 1998. This change is primarily attributable to the acquisition of Tooley in March 1998.

    Net cash used by financing activities totaled $10.8 million for the three months ended March 31, 1999, compared to net cash provided by financing activities of $30.6 million for the same period in 1998. The change is primarily attributable to repayment in 1999 of $25.0 million on the Company's revolving line of credit compared to borrowings on the revolving line of credit of $33.0 million in 1998. In addition, the Company received contributions of $10.1 million from minority interest holders in the first quarter of 1999.

    On December 1, 1997, the Company obtained a $150 million revolving line of credit (the "Secured Credit Facility") arranged by NationsBank of Texas, N.A. as the administrative agent (the "Administrative Agent"). Under the terms of the Secured Credit Facility, the Company can obtain loans which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate, which is the higher of the prime lending rate announced from time-to-time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at an adjusted Eurodollar rate plus a margin which ranges from 1.25% to 1.75%, depending upon the Company's leverage ratio at the date the margin is determined. The Secured Credit Facility contains various covenants such as the maintenance of minimum equity and liquidity and covenants relating to certain key financial data. The Secured Credit Facility also includes limitations on payment of cash dividends or other distributions of assets and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Secured Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Secured Credit Facility to an amount less than the $150 million commitment. Through March 31, 1999, the Company had borrowed approximately $102.1 million under the Secured Credit Facility, including $10.0 million to fund its co-investment activities and $92.1 million for acquisitions of real estate service companies in 1998, and repaid

$45.0 million of these amounts. At March 31, 1999, the Company had an unused borrowing capacity (taking into account letters of credit outstanding) under the Secured Credit Facility of approximately $86.6 million. The Secured Credit Facility requires the Company to enter into one or more interest rate agreements for the Company's indebtedness in excess of $50 million ensuring the net interest is fixed, capped or hedged. In September 1998, the Company entered into an interest rate swap agreement with a notional amount of $135.0 million. The swap agreement establishes a fixed interest pay rate of 5.29% and expires on June 24, 1999. The weighted average receive rate for the swap agreement was 5.12% for the three months ended March 31, 1999. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held for trading purposes. The shares of (i) certain wholly-owned subsidiaries engaged in providing real estate services and accounting for 5% or more of the consolidated assets, revenues or earnings of the Company, and (ii) subsidiaries which are engaged primarily in the business of real estate development and ownership, whose assets are not subject to any financing, accounting for more than 5% of the consolidated assets, revenues or earnings of the Company, are pledged as security for the Secured Credit Facility. The Company expects to continue to borrow under the Secured Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

    In August 1997, Trammell Crow BTS, Inc., a wholly-owned subsidiary of the Company ("TC BTS"), obtained a $20.0 million credit facility (the "Retail BTS Facility") from KeyBank National Association ("KeyBank"). Under the terms of the Retail BTS Facility, until May 31, 1999, subsidiaries of TC BTS can obtain loans at one of a LIBOR-based interest rate, KeyBank's prime rate or a combination of the two interest rates. The proceeds of any such loans must be used for the construction of retail facilities. On March 31, 1999, the outstanding balance owed under the Retail BTS Facility was $4.6 million. The Retail BTS facility is secured by a first mortgage on and assignment of all rents from the constructed facilities. In addition, TC BTS must guarantee all obligations of its subsidiaries for loans made pursuant to the Retail BTS Facility and (i) if the closing of any loan occurred prior to May 1, 1998, Trammell Crow MW, Inc., a wholly-owned subsidiary of the Company, is required to guarantee the repayment obligations under the Retail BTS Facility with respect to such loan and to guarantee the timely lien free completion of the retail facility to which such loan relates, and (ii) if the closing of any loan occurs on or after May 1, 1998, the Company must guarantee the repayment obligations under the Retail BTS Facility with respect to such loan and must guarantee the timely lien free completion of the retail facility to which such loan relates. The Retail BTS Facility also contains various covenants, such as the maintenance of a minimum net worth of TC BTS and prohibition on other TC BTS guarantees of build-to-suit retail projects.

    In December 1998, TCC NNN Trading, Inc. ("TCC Triple Net"), obtained a two-year $20.0 million revolving line of credit ("Triple Net Facility") from KeyBank. Under the terms of the Triple Net Facility, TCC Triple Net can obtain loans at a LIBOR-based interest rate, the proceeds of which must be used for the acquisition of retail properties subject to "triple net" leases. On March 31, 1999, there was no outstanding balance under the Triple Net Facility. The Triple Net Facility is nonrecourse to TCC Triple Net and is secured by a first mortgage and assignment of all rents from the acquired properties. The Company will guarantee from 10% to 40% of each such loan depending on the credit rating of the tenant occupying the acquired property. The Company's guarantee percentage will be reduced to 10% for any loan upon the receipt of a purchase agreement relating to the property underlying such loan. The maximum amount of any advance related to a single property will be either (i) 90% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BBB or higher), or (ii) 80% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BB+ or lower). The Triple Net Facility also contains various covenants, such as the maintenance of minimum equity and liquidity of the Company and covenants relating to certain key financial data of the Company. The restrictions contained in such financial covenants are identical to those set forth in the Secured Credit Facility.

    The Company intends to retain earnings to finance its growth and, therefore, does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Secured Credit Facility, the Retail

BTS Facility and the Triple Net Facility will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, acquisitions of service companies and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of implementation of its growth strategy. The Company regularly considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

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

    One of the Program initiatives calls for the inventory, assessment and remediation/replacement of IT assets (mainly consisting of PCs, servers and software) at Company locations remote from the data center. The Company has completed the inventory and assessment of these assets at the Company's 56 largest offices and at those smaller offices where the Company believes that the criticality of the assets warrants the assessment effort. The Company has begun certain aspects of the indicated remediation and is assessing alternatives for the remainder.

    The Company currently estimates that the cost of Year 2000 IT asset inventory, assessment and remediation at all of its field offices will be approximately $2.4 million (in excess of normal, recurring PC acquisitions and replacements). This amount represents anticipated expenditures for Year 2000-driven remediation and commercial application software upgrades. As this amount is an estimate, actual remediation costs may differ materially. As of March 31, 1999, approximately $0.2 of these costs had been incurred.

    MANAGED PROPERTIES -- NON-IT SYSTEMS

    Another of the Program initiatives calls for the Company to assist owners of Company-managed properties with the inventory, assessment and remediation of non-IT systems at such properties. Most of the Company's field offices are in leased premises in these managed properties. In 1997, owners and tenants of many of the properties managed by the Company began to contact the Company seeking information as to the Year 2000 readiness of the properties they own or occupy. In response to these requests, the Company began making inquiries of vendors of building systems as to the Year 2000 readiness of such systems, communicating with owners and tenants as to the results of these inquiries and assisting owners with the remediation recommended by the vendors or otherwise requested by the owners. In the summer of 1998, the Company determined to engage a consultant to serve as a project manager and technical resource for the Company's property management personnel as work on this initiative continues at Company-managed properties and in April 1999, the Company began to assist owners with the remediation of indicated Year 2000 issues in accordance with owners' instructions. THIS INFORMATION IS INTENDED SOLELY TO ADVISE THE INVESTMENT COMMUNITY OF THE STEPS THAT THE COMPANY IS TAKING TO ASSIST OWNERS OF COMPANY-MANAGED PROPERTIES (IN WHICH MOST OF THE COMPANY'S OFFICES ARE LOCATED) WITH YEAR 2000 ISSUES RELATING TO NON-IT SYSTEMS. NO OWNER OR TENANT IN A COMPANY-MANAGED PROPERTY SHOULD RELY ON THIS STATEMENT AS AN INDICATION THAT THE COMPANY HAS OR WILL INVENTORY OR ASSESS THE MANAGED PROPERTY ON ITS BEHALF OR THAT, IN FACT, SUCH PROPERTY IS OR WILL BE IN A STATE OF YEAR 2000 READINESS. QUERIES IN THIS REGARD SHOULD BE ADDRESSED TO APPROPRIATE PROPERTY MANAGEMENT PERSONNEL.

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

    YEAR 2000 RISKS

    Significant uncertainty exists concerning the scope and magnitude of problems associated with Year 2000 issues. While the goal of the Program is to mitigate the impact of Year 2000 issues on the Company's operations, there can be no assurance that it will be successful in doing so. For example, there is no assurance that the Program itself will succeed in accomplishing its purposes or that unforeseen circumstances will not arise during implementation of the Program that would materially and adversely affect the Company. Year 2000-related failures of mission-critical systems or at Company-managed properties could materially adversely affect the Company's operations and/or financial results.

    CONTINGENCY PLANS

    The Company currently does not have any contingency plans in place. As the Program initiatives described above are pursued further, the Company will continue to consider the need for contingency plans.

FORWARD-LOOKING STATEMENTS

    Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects," "projects" and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, (i) the fact that a significant portion of the Company's historic revenues have been derived from significant business activities with certain entities which are affiliated with a significant stockholder,

(ii) the conduct of investment or development activities by affiliates that are directly competitive with the Company's activities, (iii) confusion that may be created in the market place between the Company and such affiliates, (iv) the control over the affairs and policies of the Company that could be exercised by the Company's directors, officers, employees and affiliates due to their significant stock ownership, (v) the Company's ability to continue to pursue an aggressive growth strategy (including through acquisitions), (vi) the ability of the Company to manage fluctuations in the Company's net earnings and cash flow which could result from the Company's increased participation as a principal in real estate investments, (vii) the Company's ability to compete in highly competitive national and local business lines and (viii) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions (including the availability of capital for investment in real estate) and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    Not Applicable

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

                27    Financial Data Schedule

        (b)  Reports on Form 8-K filed since December 31, 1998:

DATE OF REPORT                    ITEM REPORTED
March 18, 1999                    Item 5. Other Events

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

Date: May 14, 1999