Form 10-Q
period 1999-06-30
TRAMMELL CROW CO
filed 1999-08-16
CIK 1022438

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999,
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13531

                            ------------------------

                             TRAMMELL CROW COMPANY
             (Exact name of registrant as specified in its charter)

             DELAWARE                               75-2721454
  (State or other jurisdiction of      (IRS Employer Identification Number)
  Incorporation or organization)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At August 10, 1999, there were 35,536,578 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------
   PART I.  Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31,
              1998......................................................................................            3

            Condensed Consolidated Statements of Operations for the three and six months ended June 30,
              1999 and 1998 (unaudited).................................................................            4

            Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30,
              1999 (unaudited) and the year ended December 31, 1998.....................................            5

            Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and
              1998 (unaudited)..........................................................................            6

            Notes to Condensed Consolidated Financial Statements (unaudited)............................            7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......           14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................           21

  PART II.  Other Information

   Item 1.  Legal Proceedings...........................................................................           22

   Item 2.  Changes in Securities and Use of Proceeds...................................................           22

   Item 4.  Submission of Matters to a Vote of Security Holders.........................................           22

   Item 6.  Exhibits and Reports on Form 8-K............................................................           23

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                              ---------    -------------
                                                              (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT
                                                                        SHARE
                                                                 AND PER SHARE DATA)
                                         ASSETS

Current assets
  Cash and cash equivalents.................................  $ 47,680     $     87,946
  Accounts receivable, net of allowance for doubtful
    accounts of $2,923 in 1999 and $1,977 in 1998...........    87,146           83,870
  Receivables from affiliates...............................     6,702            2,875
  Notes and other receivables...............................     7,647            6,123
  Income taxes recoverable..................................        --              776
  Deferred income taxes.....................................       737              874
  Real estate held for sale.................................   143,686           91,501
  Other current assets......................................    28,836           18,780
                                                              ---------    -------------
    Total current assets....................................   322,434          292,745
Furniture and equipment, net................................    21,083           16,861
Deferred income taxes.......................................    11,272           12,440
Investments in unconsolidated subsidiaries..................    18,625           16,773
Goodwill, net...............................................   106,889          106,936
Other assets................................................    24,814           22,760
                                                              ---------    -------------
                                                              $505,117     $    468,515
                                                              ---------    -------------
                                                              ---------    -------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable..........................................  $ 33,197     $     30,536
  Accrued expenses..........................................    73,651           86,184
  Payables to affiliates....................................       630            1,126
  Income taxes payable......................................       705                -
  Current portion of long-term debt.........................     2,085            2,724
  Notes payable on real estate held for sale................   102,717           56,344
  Other current liabilities.................................     2,730            1,348
                                                              ---------    -------------
    Total current liabilities...............................   215,715          178,262
Long-term debt, less current portion........................    52,991           83,271
Other liabilities...........................................       879            1,003
                                                              ---------    -------------
    Total liabilities.......................................   269,585          262,536
Minority interest...........................................    21,465           13,967
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares
    authorized; none issued or outstanding..................        --               --
  Common stock; $0.01 par value; 100,000,000 shares
    authorized; 35,131,631 shares issued and 35,128,457
    shares outstanding in 1999, and 34,477,825 shares issued
    and 34,476,238 shares outstanding in 1998...............       351              345
  Paid-in capital...........................................   167,367          160,733
  Retained earnings.........................................    49,084           33,717
  Less: Stockholder loans...................................       (98)            (904)
      Unearned compensation, net............................    (2,637)          (1,879)
                                                              ---------    -------------
Total stockholders' equity..................................   214,067          192,012
                                                              ---------    -------------
                                                              $505,117     $    468,515
                                                              ---------    -------------
                                                              ---------    -------------

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                          FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                             ENDED JUNE 30                 ENDED JUNE 30
                                                      ----------------------------  ----------------------------
                                                          1999           1998           1999           1998
                                                      -------------  -------------  -------------  -------------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
REVENUES
  Property management services......................  $      34,226  $      25,673  $      68,378  $      49,559
  Brokerage services................................         47,367         33,075         86,325         58,608
  Development and construction services.............         17,241         12,716         42,929         23,587
  Outsourcing services..............................         32,631         24,833         60,366         46,431
  Retail services...................................          6,432          2,269         13,024          4,996
                                                      -------------  -------------  -------------  -------------
                                                            137,897         98,566        271,022        183,181
  Income from investments in unconsolidated
    subsidiaries....................................          2,091          4,043          2,336          6,458
  Gain on disposition of real estate................          9,127         10,153         10,098         11,019
  Other income......................................            621            774          1,069          1,837
                                                      -------------  -------------  -------------  -------------
                                                            149,736        113,536        284,525        202,495
COSTS AND EXPENSES
  Salaries, wages, and benefits.....................         81,893         56,641        162,605        107,745
  Commissions.......................................         21,580         14,919         37,724         25,284
  General and administrative........................         25,078         15,470         45,369         29,275
  Depreciation......................................          2,071          1,008          3,842          2,093
  Amortization......................................          2,051            941          3,925          1,270
  Interest..........................................          1,954          3,573          3,918          5,239
  Minority interest.................................          1,286          2,843          1,407          2,880
                                                      -------------  -------------  -------------  -------------
                                                            135,913         95,395        258,790        173,786
                                                      -------------  -------------  -------------  -------------
Income before income taxes..........................         13,823         18,141         25,735         28,709
Income tax expense..................................          5,559          7,290         10,368         11,529
                                                      -------------  -------------  -------------  -------------
Net income..........................................  $       8,264  $      10,851  $      15,367  $      17,180
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Earnings per share:
  Basic.............................................  $         .24  $         .32  $         .44  $         .51
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Diluted...........................................  $         .23  $         .30  $         .42  $         .48
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Weighted average common shares outstanding:
  Basic.............................................     34,935,811     33,911,416     34,729,381     33,905,528
  Diluted...........................................     36,356,780     36,158,600     36,295,586     36,142,448

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

        SIX MONTHS ENDED JUNE 30, 1999 AND YEAR ENDED DECEMBER 31, 1998

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             COMMON SHARES          COMMON                RETAINED
                                        ------------------------   STOCK PAR    PAID-IN   EARNINGS     TREASURY     STOCKHOLDER
                                          ISSUED      TREASURY       VALUE      CAPITAL   (DEFICIT)    STOCK(1)        LOANS
                                        -----------  -----------  -----------  ---------  ---------  -------------  -----------
Balance at January 1, 1998............   33,892,038          --    $     339   $ 150,647  $ (12,734)          --     $  (1,180)
  Net income..........................           --          --           --          --     46,451           --            --
  Issuance of restricted stock........       76,950          --            1       2,368         --           --            --
  Forfeiture of restricted stock......           --       1,587           --         (46)        --           --            --
  Amortization of restricted stock....           --          --           --          --         --           --            --
  Sale of common stock................      201,906          --            2       6,005         --           --            --
  Exercise of stock options...........      306,931          --            3       1,759         --           --            --
  Repayment of stockholder loans......           --          --           --          --         --           --           276
                                        -----------       -----        -----   ---------  ---------          ---    -----------
Balance at December 31, 1998..........   34,477,825       1,587          345     160,733     33,717           --          (904)
  Net income..........................           --          --           --          --     15,367           --            --
  Issuance of restricted stock........       95,515          --            1       1,662         --           --            --
  Forfeiture of restricted stock......           --       1,587           --         (65)        --           --            --
  Amortization of restricted stock....           --          --           --          --         --           --            --
  Sale of common stock................      114,596          --            1       2,729         --           --            --
  Issuance of common stock............       47,196          --           --         887         --           --            --
  Exercise of stock options...........      396,499          --            4       1,421         --           --            --
  Repayment of stockholder loans......           --          --           --          --         --           --           806
                                        -----------       -----        -----   ---------  ---------          ---    -----------
Balance at June 30, 1999 (unaudited)..   35,131,631       3,174    $     351   $ 167,367  $  49,084           --     $     (98)
                                        -----------       -----        -----   ---------  ---------          ---    -----------
                                        -----------       -----        -----   ---------  ---------          ---    -----------

                                          UNEARNED
                                            STOCK
                                        COMPENSATION     TOTAL
                                        -------------  ---------
Balance at January 1, 1998............           --    $ 137,072
  Net income..........................           --       46,451
  Issuance of restricted stock........       (2,369)          --
  Forfeiture of restricted stock......           46           --
  Amortization of restricted stock....          444          444
  Sale of common stock................           --        6,007
  Exercise of stock options...........           --        1,762
  Repayment of stockholder loans......           --          276
                                        -------------  ---------
Balance at December 31, 1998..........       (1,879)     192,012
  Net income..........................           --       15,367
  Issuance of restricted stock........       (1,663)          --
  Forfeiture of restricted stock......           43          (22)
  Amortization of restricted stock....          862          862
  Sale of common stock................           --        2,730
  Issuance of common stock............           --          887
  Exercise of stock options...........           --        1,425
  Repayment of stockholder loans......           --          806
                                        -------------  ---------
Balance at June 30, 1999 (unaudited)..    $  (2,637)   $ 214,067
                                        -------------  ---------
                                        -------------  ---------

------------------------

(1) Treasury stock at December 31, 1998 and June 30, 1999 rounds to less than
    $1.

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                FOR THE
                                                                               SIX MONTHS
                                                                             ENDED JUNE 30
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..............................................................  $  15,367  $  17,180
Adjustments to reconcile net income to net cash used in operating
  activities Depreciation...............................................      3,842      2,093
  Amortization..........................................................      3,925      1,270
  Amortization of employment contracts and unearned compensation........      1,371         --
  Expense for stock issued to vendors...................................        172         --
  Minority interest.....................................................      1,407      2,880
  Deferred income tax provision.........................................      1,305      3,353
  Income from investments in unconsolidated subsidiaries................     (2,336)    (6,458)
  Changes in operating assets and liabilities
    Accounts receivable.................................................     (3,172)    (9,037)
    Receivables from affiliates.........................................     (3,827)       197
    Notes receivable and other assets...................................    (16,007)    (5,335)
    Real estate held for sale...........................................    (52,185)   (35,524)
    Notes payable on real estate held for sale..........................     46,373     (1,503)
    Accounts payable and accrued expenses...............................    (10,029)     1,678
    Payables to affiliates..............................................       (496)    (3,737)
    Income taxes payable................................................      1,481      6,461
    Deferred compensation...............................................         --     (6,394)
    Other liabilities...................................................      1,258       (588)
                                                                          ---------  ---------
Net cash used in operating activities...................................    (11,551)   (33,464)
                                                                          ---------  ---------
INVESTING ACTIVITIES
Expenditures for furniture and equipment................................     (7,975)    (4,669)
Acquisitions of real estate service companies...........................     (2,205)   (54,513)
Investments in unconsolidated subsidiaries..............................     (4,951)    (3,330)
Distributions from unconsolidated subsidiaries..........................      5,435      8,694
                                                                          ---------  ---------
Net cash used in investing activities...................................     (9,696)   (53,818)
                                                                          ---------  ---------
FINANCING ACTIVITIES
Principal payments on debt..............................................    (31,069)   (11,822)
Proceeds from debt......................................................        150     65,615
Contributions from minority interest....................................      9,759        201
Distributions to minority interest......................................     (2,820)    (5,379)
Proceeds from exercise of stock options.................................      1,425         74
Proceeds from issuance of common stock..................................      2,730         --
Collections of stockholder loans........................................        806        152
                                                                          ---------  ---------
Net cash (used in) provided by financing activities.....................    (19,019)    48,841
                                                                          ---------  ---------
Net decrease in cash and cash equivalents...............................    (40,266)   (38,441)
Cash and cash equivalents, beginning of period..........................     87,946     96,747
                                                                          ---------  ---------
Cash and cash equivalents, end of period................................  $  47,680  $  58,306
                                                                          ---------  ---------
                                                                          ---------  ---------

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

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

    The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors, including the timing of transactions, the commencement of new contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business activities. The Company's revenues tend to be higher in the last quarter of the year than in the first three quarters because its clients have demonstrated a tendency to close transactions toward the end of the year. In addition, an increasing percentage of the Company's outsourcing contracts provide for incentive payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

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

    EARNINGS PER SHARE

    The weighted average shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 1999 include the dilutive effect of options to purchase 1,420,969 and 1,566,205 shares of common stock, respectively. The weighted average shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 1998 include the dilutive effect of options to purchase 2,247,184 and 2,236,920 shares of common stock, respectively.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

1. GENERAL (CONTINUED)
    RECLASSIFICATIONS

    Certain revenues and expenses for the three and six months ended June 30, 1998 have been reclassified to conform to the presentation for the three and six months ended June 30, 1999. As a result, certain revenue and expense items differ from the amounts reported in previously filed documents. These reclassifications do not impact net income or EBITDA. EBITDA represents earnings before interest, income taxes and depreciation and amortization. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with
GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

2. REAL ESTATE HELD FOR SALE

    During the six months ended June 30, 1999, the Company sold nine real estate projects for an aggregate sales price of $40,139, resulting in a gain on disposition of $10,098. During the six months ended June 30, 1998, the Company sold fifteen real estate projects for an aggregate sales price of $73,351, resulting in a gain on disposition of $11,019.

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Operating results for unconsolidated subsidiaries are as follows:

                                                                          FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------
Total revenues........................................................  $   44,405  $   32,709
Total expenses........................................................     (35,541)    (15,558)
                                                                        ----------  ----------
  Net income..........................................................  $    8,864  $   17,151
                                                                        ----------  ----------
                                                                        ----------  ----------

4. ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                                       JUNE 30,   DECEMBER 31,
                                                                         1999         1998
                                                                       ---------  ------------
Payroll and bonuses..................................................  $  35,318   $   35,643
Commissions..........................................................     25,791       27,549
Profit sharing.......................................................      2,300        6,179
Deferred income......................................................      3,069        2,250
Insurance accrual....................................................        261        2,501
Additional consideration for acquisitions............................         --        2,500
Other................................................................      6,912        9,562
                                                                       ---------  ------------
                                                                       $  73,651   $   86,184
                                                                       ---------  ------------
                                                                       ---------  ------------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

5. STOCKHOLDERS' EQUITY

    A summary of the Company's stock option activity for the six months ended June 30, 1999 is as follows:

                                                                          EXERCISE       EXERCISE
                                                                            PRICE          PRICE
                                                        EXERCISE PRICE  OF $17.44 TO   OF $22.76 TO
                                                           OF $3.85       22.75 (AT     $36.00 (AT
                                                            (BELOW      MARKET PRICE   MARKET PRICE
                                                         MARKET PRICE     AT GRANT       AT GRANT
                                                        AT GRANT DATE)      DATE)          DATE)        TOTAL
                                                        --------------  -------------  -------------  ----------
OPTIONS OUTSTANDING:
  December 31, 1998...................................      2,123,474      2,228,951       244,759     4,597,184
  Granted.............................................             --      2,219,559         8,714     2,228,273
  Exercised...........................................       (375,047)       (21,452)           --      (396,499)
  Forfeited...........................................             --       (130,474)       (1,090)     (131,564)
                                                        --------------  -------------  -------------  ----------
  June 30, 1999.......................................      1,748,427      4,296,584       252,383     6,297,394
                                                        --------------  -------------  -------------  ----------
                                                        --------------  -------------  -------------  ----------
OPTIONS EXERCISABLE AT JUNE 30, 1999..................      1,748,427        768,788        82,838     2,600,053
                                                        --------------  -------------  -------------  ----------
                                                        --------------  -------------  -------------  ----------

6. FINANCIAL INSTRUMENTS

    In September 1998, as required under the Company's $150,000 line of credit, the Company entered into an interest rate swap to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held or issued for trading purposes. Through June 24, 1999, the Company had an interest rate swap outstanding with a notional amount of $135,000. This swap agreement established a fixed interest pay rate of 5.29% on a portion of the Company's variable rate debt. On June 24, 1999, the interest rate swap agreement was renewed for a nine-month period ending March 24, 2000, with a notional amount of $125,000. This swap agreement established a fixed interest pay rate of 5.52% on a portion of the Company's variable rate debt. Under both of the swap agreements, if the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is refunded to the Company and recorded as a reduction of interest expense.

    The weighted average receive rate for the swap agreements for the three and six months ended June 30, 1999 were 4.94% and 5.03%, respectively. In connection with these agreements, the Company incurred incremental interest expense of $124 and $159 for the three and six months ended June 30, 1999, respectively.

7. CONTINGENCIES

    At June 30, 1999, the Company has guaranteed $6,180 of real estate notes payable of others. These notes are collateralized by the underlying real estate. The Company has outstanding letters of credit totaling $17,092 at June 30, 1999, which expire at varying dates through April 2000.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

7. CONTINGENCIES (CONTINUED)
    In addition, at June 30, 1999, the Company has several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

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

                                 JUNE 30, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

8. SEGMENT INFORMATION (CONTINUED)

    Summarized financial information for reportable segments is as follows:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30               JUNE 30
                                                       --------------------  --------------------
                                                         1999       1998       1999       1998
                                                       ---------  ---------  ---------  ---------
OUTSOURCING SERVICES(1):
Service Revenues.....................................  $  32,631  $  24,833  $  60,366  $  46,431
Income from Subs.....................................         --         --         --         --
Gain on disposition..................................         --         --         --         --
Other................................................         46         49         92         83
                                                       ---------  ---------  ---------  ---------
  Total Revenues.....................................     32,677     24,882     60,458     46,514
Operating costs and expenses(3)......................     28,719     21,345     55,129     40,911
                                                       ---------  ---------  ---------  ---------
Income (loss) before income tax expense..............      3,958      3,537      5,329      5,603
Depreciation and amortization........................        755        250      1,251        465
Interest Expense.....................................        165        196        340        302
                                                       ---------  ---------  ---------  ---------
EBITDA...............................................  $   4,878  $   3,983  $   6,920  $   6,370
                                                       ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------

RETAIL:
Service Revenues.....................................  $   6,432  $   2,269  $  13,024  $   4,996
Income from Subs.....................................         --         --         --         --
Gain on disposition..................................        (30)        24        (12)       309
Other................................................          9         20         22         48
                                                       ---------  ---------  ---------  ---------
  Total Revenues.....................................      6,411      2,313     13,034      5,353
Operating costs and expenses(3)......................      7,425      2,228     15,320      4,856
                                                       ---------  ---------  ---------  ---------
Income (loss) before income tax expense..............     (1,014)        85     (2,286)       497
Depreciation and amortization........................        388        218        782        507
Interest Expense.....................................        135         53        285        123
                                                       ---------  ---------  ---------  ---------
EBITDA...............................................  $    (491) $     356  $  (1,219) $   1,127
                                                       ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------

LOCAL BUSINESS UNITS(2):
Service Revenues.....................................  $  98,834  $  71,464  $ 197,632  $ 131,754
Income from Subs.....................................      2,091      4,043      2,336      6,458
Gain on disposition..................................      9,157     10,129     10,110     10,710
Other................................................        566        705        955      1,706
                                                       ---------  ---------  ---------  ---------
  Total Revenues.....................................    110,648     86,341    211,033    150,628
Operating costs and expenses(3)......................     99,769     71,822    188,341    128,019
                                                       ---------  ---------  ---------  ---------
Income (loss) before income tax expense..............     10,879     14,519     22,692     22,609
Depreciation and amortization........................      2,979      1,481      5,734      2,391
Interest Expense.....................................      1,654      3,324      3,293      4,814
                                                       ---------  ---------  ---------  ---------
EBITDA...............................................  $  15,512  $  19,324  $  31,719  $  29,814
                                                       ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

8. SEGMENT INFORMATION (CONTINUED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30               JUNE 30
                                                       --------------------  --------------------
                                                         1999       1998       1999       1998
                                                       ---------  ---------  ---------  ---------
TOTAL:
Service Revenues.....................................  $ 137,897  $  98,566  $ 271,022  $ 183,181
Income from Subs.....................................      2,091      4,043      2,336      6,458
Gain on disposition..................................      9,127     10,153     10,098     11,019
Other................................................        621        774      1,069      1,837
                                                       ---------  ---------  ---------  ---------
  Total Revenues.....................................    149,736    113,536    284,525    202,495
Operating costs and expenses(3)......................    135,913     95,395    258,790    173,786
                                                       ---------  ---------  ---------  ---------
Income (loss) before income tax expense..............     13,823     18,141     25,735     28,709
Depreciation and amortization........................      4,122      1,949      7,767      3,363
Interest Expense.....................................      1,954      3,573      3,918      5,239
                                                       ---------  ---------  ---------  ---------
EBITDA...............................................  $  19,899  $  23,663  $  37,420  $  37,311
                                                       ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------

    At June 30, 1999, segment assets related to outsourcing, retail and local business units were $39,227, $53,984 and $411,906, respectively.

------------------------

(1) The Outsourcing segment was previously referred to as "infrastructure management."

(2) The Local Business Units segment was previously referred to as "Geographic Business Units" or "GBU." Total Local Business Unit revenues include revenues generated from the following lines of business:

                                                    THREE MONTHS             SIX MONTHS
                                                    ENDED JUNE 30          ENDED JUNE 30
                                                ---------------------  ----------------------
                                                   1999       1998        1999        1998
                                                ----------  ---------  ----------  ----------
Property management...........................  $   34,281  $  26,211  $   68,561  $   50,605
Brokerage.....................................      47,415     33,220      86,503      58,821
Development and investment activities.........      28,952     26,910      55,969      41,202
                                                ----------  ---------  ----------  ----------
                                                $  110,648  $  86,341  $  211,033  $  150,628
                                                ----------  ---------  ----------  ----------
                                                ----------  ---------  ----------  ----------

(3) Operating costs and expenses for the three and six months ended June 30, 1999 include non-cash compensation expense of $193 and $334, respectively, related to the Retail segment, and $603 and $1,037, respectively, related to the Local Business Unit segment.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

9. SUBSEQUENT EVENT

    In July 1999, the Company acquired the business of Phoenix Corporate Services LLC, a Cambridge, Massachusetts-based commercial real estate outsourcing services firm ("Phoenix"). In exchange for substantially all of the assets of Phoenix, the Company paid approximately $10,273 in cash, issued 268,306 shares of common stock and agreed to pay up to an additional $1,856 in cash if the acquired business meets certain performance thresholds. The Company also issued 5,619 restricted shares of common stock to an employee of Phoenix who became employed by the Company in connection with the acquisition and paid an aggregate of $600 to the principals and an employee of Phoenix in exchange for certain covenants not to compete. The acquisition will be accounted for using the purchase method of accounting. The Company borrowed approximately $10,000 under its credit facility to fund the acquisition.

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

RESULTS OF OPERATIONS--THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
  THREE AND SIX MONTHS ENDED JUNE 30, 1998

    REVENUES. The Company's total revenues increased $36.2 million, or 31.9%, to $149.7 million for the three months ended June 30, 1999 and increased $82.0 million, or 40.5% to $284.5 million for the six months ended June 30, 1999 from the comparable periods in the prior year.

    Property management services revenue, which represented 22.8% and 24.0% of the Company's total revenue for the three and six months ended June 30, 1999, respectively, increased $8.5 million, or 33.1%, to $34.2 million for the three months ended June 30, 1999 and increased $18.8 million, or 37.9%, to $68.4 million for the six months ended June 30, 1999 from the comparable periods in the prior year. These increases were primarily due to an overall increase in the number of square feet under management, which was primarily attributable to a focus on larger institutional customers and the acquisitions of Tooley & Company, Inc. ("Tooley") in March of 1998 and Faison & Associates and Faison Enterprises (the "Faison Acquisition") in July 1998.

    Brokerage services revenue, which represented 31.7% and 30.3% of the Company's total revenue for the three and six months ended June 30, 1999, respectively, increased $14.3 million, or 43.2%, to $47.4 million for the three months ended June 30, 1999 and increased $27.7 million, or 47.3%, to $86.3 million for the six months ended June 30, 1999 from the comparable periods in the prior year. The revenue growth resulted from an increase in the number of brokerage transactions, fueled by an increase of 31.5% and 31.7% in the average number of brokers employed during the three and six months ended

June 30, 1999, respectively, from the comparable prior year periods, coupled with an increased focus on larger transactions.

    Revenues from development and investment activities (consisting of development and construction service fees, income from unconsolidated subsidiaries and gain on disposition of non-retail real estate projects) totaled $28.5 million and $55.4 million for the three and six months ended June 30, 1999, respectively, and represented 19.0% and 19.5% of the Company's total revenue for the three and six months ended June 30, 1999, respectively. These revenues increased $1.6 million, or 5.9%, from $26.9 million for the three months ended June 30, 1998 and increased $14.6 million, or 35.8%, from $40.8 million for the six months ended June 30, 1998 from the comparable periods in the prior year. The revenue growth for the three months ended June 30, 1999 was primarily attributable to a $2.3 million increase in construction management-related service fees from the comparable period in the prior year. This increase was offset by a decrease of $1.9 million in income from unconsolidated subsidiaries which primarily resulted from lower gains on sales of underlying assets compared to the comparable period in the prior year. The revenue growth for the six months ended June 30, 1999 was primarily attributable to an increase in development fees. In addition, construction management-related service fees increased approximately $5.2 million for the six months ended June 30, 1999 from the comparable period in the prior year. This increase was largely offset by a decrease in income from unconsolidated subsidiaries which primarily resulted from a decrease in gains on sales of underlying assets of $4.2 million for the six months ended June 30, 1999 from the comparable period in the prior year.

    A portion of the Company's development and investment activities involves the provision of development services to companies that invest in commercial real estate projects. As noted during the last half of 1998, the Company observed some evidence that providers of capital were beginning to take a more cautious approach regarding investments in development projects and, in 1999, continues to note such caution on the part of capital providers. If this trend should continue or accelerate, that portion of the Company's development and investment activity, as well as the Company's traditional construction and development business, could level off or decline. Additionally, gains on individual development transactions have declined from the prior year levels as supply and demand have come more into balance and the availability of capital for commercial real estate has become more constrained.

    Outsourcing services revenues, which represented 21.8% and 21.2% of the Company's total revenue for the three and six months ended June 30, 1999, respectively, increased $7.8 million, or 31.5%, to $32.6 million for the three months ended June 30, 1999 and increased $14.0 million, or 30.2%, to $60.4 million for the six months ended June 30, 1999 from the comparable periods in the prior year. The revenue growth resulted primarily from expansion of services provided to several major customers from the comparable period in the prior year, the addition of an outsourcing contract with the University of Pennsylvania in April 1998, and the addition of two significant customers, one in the third quarter of 1998 and one in the fourth quarter of 1998. Contributing significantly to revenues and profitability of the outsourcing services segment for the quarter and six months ended June 30, 1999 was a budgeted $2.4 million payment received in the second quarter of 1999 on account of an annual minimum fee guarantee from a customer.

    Retail revenues (including services revenues and gain on disposition of retail build-to-suit real estate projects) totaled $6.4 million and $13.0 million for the three months and six months ended June 30, 1999, respectively, and represented 4.3% and 4.6% of the Company's total revenue for the three and six months ended June 30, 1999. These revenues increased $4.1 million or 178.3% from $2.3 million for the three months ended June 30, 1998 and increased $7.7 million, or 145.3% from $5.3 million for the six months ended June 30, 1998, compared to the same periods in the prior year. This revenue growth was primarily a result of the addition of approximately 10.0 million square feet of regional malls under management due to the Faison Acquisition in July of 1998.

    OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased by $40.5 million, or 42.5%, to $135.9 million for the three months ended June 30, 1999 and $85.0 million, or 48.9%, to $258.8 million for the six months ended June 30, 1999 from the comparable periods in the prior year. The increase in operating costs and expenses was primarily due to 44.7% and 51.0% increase in salaries, wages, and benefits for the three and six months ended June 30, 1999, respectively, primarily from an increase in staffing from the comparable period in the prior year. Since June 30, 1998, the Company added approximately 1,000 employees due to the Faison Acquisition in July 1998 and in support of internal growth in the Company's business.

    Commissions increased 45.0% and 49.0%, respectively, for the three and six months ended June 30, 1999, primarily as a result of the increased brokerage activities giving rise to the significant growth in the Company's brokerage services revenues.

    General and administrative expenses increased $9.6 million, or 62.0%, and $16.1 million, or 55%, for the three and six months ended June 30, 1999, respectively, as compared with the same periods in the prior year. The increase is primarily due to a company-wide increase in administrative costs resulting from the overall increase in number of employees, coupled with an increase in personnel costs resulting from the tightness of the labor market. Additionally, general and administrative expenses increased in part due to expenses incurred in connection with the integration into the Company's business of the operations acquired in the Faison Acquisition and with several initiatives begun in the third and fourth quarters of 1998 which are intended to increase revenues and income in future periods. These initiatives include upgrading the Company's management information systems and making targeted investments to add capacity in the Company's development and investment, outsourcing, retail and brokerage businesses.

    Other expenses (consisting of depreciation, amortization, interest and minority interest) decreased $1.0 million, or 12%, and increased $1.6 million, or 13.9%, for the three and six months ended June 30, 1999, respectively, as compared with the same periods in the prior year. The decrease in other expenses for the three months ended June 30, 1999 is primarily due to contingent interest expense of approximately $1.9 million incurred upon the sale of a real estate project in the second quarter of 1998 partially offset by an increase in depreciation and amortization. The increase in other expenses for the six months ended June 30, 1999 is primarily a result of amortization of goodwill related to acquisitions and increased depreciation as a result of increased fixed asset expenditures. This increase is offset by a decrease in interest expense due to repayments of borrowings under the Company's line of credit, mostly during the first quarter of 1999.

    INCOME BEFORE INCOME TAXES. The Company's income before income taxes decreased $4.3 million, to $13.8 million for the three months ended June 30, 1999, and decreased $3.0 million, to $25.7 million for the six months ended June 30, 1999 from the comparable prior year periods, due to the fluctuations in revenues and expenses described above.

    NET INCOME. Net income decreased $2.6 million, to $8.3 million for the three months ended June 30, 1999 as compared to the same period in the prior year, and decreased $1.8 million, to $15.4 million for the six months ended June 30, 1999 from the same period in the prior year.

QUARTERLY FLUCTUATIONS/SEASONALITY

    The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors, including the timing of transactions, the commencement of new contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business activities. The Company's revenues tend to be higher in the last quarter of the year than in the first three quarters because its clients have demonstrated a tendency to close transactions toward the end of the year. In addition, an increasing percentage of the Company's outsourcing contracts provide for incentive payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources requirements include the funding of working capital needs, primarily accounts receivable from its clients; the funding of capital investments, including the acquisition of other real estate service companies; expenditures for real estate held for sale and payments on notes payable associated with its development and investment activities; and expenditures related to upgrading the Company's management information systems. The Company finances its operations with internally generated funds and borrowings under its revolving line of credit (described below). The portion of the Company's development and investment business that includes the acquisition and development of real estate is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

    Net cash used in operating activities totaled $11.6 million for the six months ended June 30, 1999, compared to $33.5 million in the comparable period in 1998. This difference is primarily due to payment of profit sharing distributions totaling $11.1 million in 1998 compared to $3.9 million in 1999; approximately $37.0 million used for development activity for real estate held for sale, net of related borrowings, in 1998 as compared to $5.8 million used in 1999; and approximately $1.3 million used for pursuit costs for development and investment activity in 1998 (included in other current assets) compared to $10.0 million used in 1999. These differences are offset by an increase in accounts payable and accrued expenses of $1.7 million in 1998, compared to a decrease of $10.0 million in 1999.

    Net cash used in investing activities totaled $9.7 million for the six months ended June 30, 1999, compared to $53.8 million for the same period in 1998. This difference is primarily attributable to the acquisitions of Tooley in March 1998 and Fallon Hines & O'Connor, Inc. in May 1998.

    Net cash used by financing activities totaled $19.0 million for the six months ended June 30, 1999, compared to net cash provided by financing activities of $48.8 million for the same period in 1998. The change is primarily attributable to repayment in 1999 of $30.0 million on the Company's revolving line of credit compared to repayment of $10.0 million in 1998, offset by borrowings on the revolving line of credit of $65.0 million in 1998. In addition, the Company received contributions of $9.8 million from minority interest holders, primarily in the first quarter of 1999, and received cash of $4.2 million in 1999 from the exercise of stock options and issuance of common stock.

    On December 1, 1997, the Company obtained a $150 million revolving line of credit (the "Secured Credit Facility") arranged by Bank of America, N.A. formerly known as NationsBank, N.A. as the administrative agent (the "Administrative Agent"). Under the terms of the Secured Credit Facility, the Company can obtain loans which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate, which is the higher of the prime lending rate announced from time-to-time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at an adjusted Eurodollar rate plus a margin which ranges from 1.25% to 1.75%, depending upon the Company's leverage ratio at the date the margin is determined. The Secured Credit Facility contains various covenants such as the maintenance of minimum equity and liquidity and covenants relating to certain key financial data. The Secured Credit Facility also includes limitations on payment of cash dividends or other distributions of assets and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Secured Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Secured Credit Facility to an amount less than the $150 million commitment. Through June 30, 1999, the Company had borrowed approximately $102.1 million under the Secured Credit Facility, including $10.0 million to fund its co-investment activities and $92.1 million for acquisitions of real estate service companies in 1998, and repaid $50.0 million of these amounts. At June 30, 1999, the

Company had an unused borrowing capacity (taking into account letters of credit outstanding) under the Secured Credit Facility of approximately $89.7 million. The Secured Credit Facility requires the Company to enter into one or more interest rate agreements for the Company's floating rate indebtedness in excess of $50 million ensuring the net interest is fixed, capped or hedged. In September 1998, the Company entered into an interest rate swap agreement with a notional amount of $135.0 million. The swap agreement established a fixed interest pay rate of 5.29% and expired on June 24, 1999. A new swap agreement, with a notional amount of $125.0 million and a fixed interest pay rate of 5.52%, was entered into on June 24, 1999 and will expire on March 24, 2000. The weighted average receive rate for the swap agreements was 5.03% for the six months ended June 30, 1999. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held for trading purposes. The shares of (i) certain wholly-owned subsidiaries engaged in providing real estate services and accounting for 5% or more of the consolidated assets, revenues or earnings of the Company, and (ii) subsidiaries which are engaged primarily in the business of real estate development and ownership, whose assets are not subject to any financing, accounting for more than 5% of the consolidated assets, revenues or earnings of the Company, are pledged as security for the Secured Credit Facility. The Company expects to continue to borrow under the Secured Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

    In August 1997, Trammell Crow BTS, Inc., a wholly-owned subsidiary of the Company ("TC BTS"), obtained a $20.0 million credit facility (the "Retail BTS Facility") from KeyBank National Association ("KeyBank"). Under the terms of the Retail BTS Facility, until September 30, 1999, subsidiaries of TC BTS can obtain loans at one of a LIBOR-based interest rate, KeyBank's prime rate or a combination of the two interest rates. The proceeds of any such loans must be used for the construction of retail facilities. At June 30, 1999, the outstanding balance owed under the Retail BTS Facility was $8.8 million. The Retail BTS facility is secured by a first mortgage on and assignment of all rents from the constructed facilities. In addition, TC BTS must guarantee all obligations of its subsidiaries for loans made pursuant to the Retail BTS Facility and (i) if the closing of any loan occurred prior to May 1, 1998, Trammell Crow MW, Inc., a wholly-owned subsidiary of the Company, is required to guarantee the repayment obligations under the Retail BTS Facility with respect to such loan and to guarantee the timely lien free completion of the retail facility to which such loan relates, and (ii) if the closing of any loan occurs on or after May 1, 1998, the Company must guarantee the repayment obligations under the Retail BTS Facility with respect to such loan and must guarantee the timely lien free completion of the retail facility to which such loan relates. The Retail BTS Facility also contains various covenants, such as the maintenance of a minimum net worth of TC BTS and prohibition on other TC BTS guarantees of build-to-suit retail projects.

    In December 1998, TCC NNN Trading, Inc. ("TCC Triple Net"), obtained a two-year $20.0 million revolving line of credit ("Triple Net Facility") from KeyBank. Under the terms of the Triple Net Facility, TCC Triple Net can obtain loans at a LIBOR-based interest rate, the proceeds of which must be used for the acquisition of retail properties subject to "triple net" leases. At June 30, 1999, there was no outstanding balance under the Triple Net Facility. The Triple Net Facility is nonrecourse to TCC Triple Net and is secured by a first mortgage and assignment of all rents from the acquired properties. The Company will guarantee from 10% to 40% of each such loan depending on the credit rating of the tenant occupying the acquired property. The Company's guarantee percentage will be reduced to 10% for any loan upon the receipt of a purchase agreement relating to the property underlying such loan. The maximum amount of any advance related to a single property will be either (i) 90% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BBB or higher), or (ii) 80% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BB+ or lower). The Triple Net Facility also contains various covenants, such as the maintenance of minimum equity and liquidity of the Company and covenants relating to certain key financial data of the Company. The restrictions contained in such financial covenants are identical to those set forth in the Secured Credit Facility.

    The Company intends to retain earnings to finance its growth and, therefore, does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Secured Credit Facility, the Retail BTS Facility, the Triple Net Facility and loans secured by underlying real estate will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development activities, acquisitions of service companies and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of implementation of its growth strategy. The Company regularly considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

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

    One of the Program initiatives calls for the inventory, assessment and remediation/replacement of IT assets (mainly consisting of PCs, servers and software) at Company locations remote from the data center. Early in 1999, the Company completed the inventory and assessment of these assets at the Company's 56 largest offices and at those smaller offices where the Company believes that the criticality of the assets warrants the assessment effort. Prior to commencement of the indicated remediation, and wholly independent of the Company(1)s Year 2000 initiatives, the Company signed a letter of intent to outsource its PC life cycle services to Inacom Corp. The arrangement contemplates that computer hardware will be acquired from Compaq Computer Corp. pursuant to a related agreement and that a complete technology refresh (including replacement of all PCs, servers and associated software) will be completed before year-end 1999. The Company believes that the achievement of enterprise-wide standards will enable the Company to rapidly deploy assets across its broad geographic customer and employee bases and create a single point of contact problem resolution process. Transition services are expected to begin immediately. Full implementation of the arrangement is subject to execution of a definitive agreement, which the parties expect to sign prior to September 30, 1999. The Company expects a byproduct of this IT initiative to be the achievement of Year 2000 compliance for the Company's desktop computing environment. Accordingly, the Company no longer expects to incur costs related to remediation of those IT assets remote from the data center previously identified as non-Year 2000 compliant. Such assets will be replaced, together with all compliant assets, through the technology refresh.

MANAGED PROPERTIES--NON-IT SYSTEMS

    Another of the Program initiatives calls for the Company to assist owners of Company-managed properties with the inventory, assessment and remediation of non-IT systems at such properties. Most of the Company's field offices are in leased premises in these managed properties. In 1997, owners and tenants of many of the properties managed by the Company began to contact the Company seeking information as to the Year 2000 readiness of the properties they own or occupy. In response to these requests, the Company began making inquiries of vendors of building systems as to the Year 2000 readiness of such systems, communicating with owners and tenants as to the results of these inquiries and assisting owners with the remediation recommended by the vendors or otherwise requested by the owners. In the summer of 1998, the Company determined to engage a consultant to serve as a project manager and technical resource for the Company's property management personnel as work on this initiative continues at Company-managed properties and in April 1999 having substantially completed the assessment process, the Company began to assist owners with the remediation of indicated Year 2000 issues in accordance with owners' instructions. That remediation program, testing of certain systems, and contingency planning are on-going. THIS INFORMATION IS INTENDED SOLELY TO ADVISE THE INVESTMENT COMMUNITY OF THE STEPS THAT THE COMPANY IS TAKING TO ASSIST OWNERS OF COMPANY-MANAGED PROPERTIES (IN WHICH MOST OF THE COMPANY'S OFFICES ARE LOCATED) WITH YEAR 2000 ISSUES RELATING TO NON-IT SYSTEMS. NO OWNER OR TENANT IN A COMPANY-MANAGED PROPERTY SHOULD RELY ON THIS STATEMENT AS AN INDICATION THAT THE COMPANY HAS OR WILL INVENTORY OR ASSESS THE MANAGED PROPERTY ON ITS BEHALF OR THAT, IN FACT, SUCH PROPERTY IS OR WILL BE IN A STATE OF YEAR 2000 READINESS. QUERIES IN THIS REGARD SHOULD BE ADDRESSED TO APPROPRIATE PROPERTY MANAGEMENT PERSONNEL.

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

YEAR 2000 READINESS OF THIRD PARTIES

    The Company is to varying degrees dependent on the Year 2000 readiness of third parties. Because of the breadth of the Company's customer base, the success of its business is not closely tied to the success of any particular customer. Aside from vendors of certain IT systems that have already been contacted by the Company concerning the Year 2000 compliance of their products, the Company is in the preliminary stages of identifying the other parties with which it does business (utilities, other vendors, etc.) whose Year 2000 problems could adversely impact the Company. Another Program initiative calls for the Company to make appropriate inquiries of these parties. The Company expects to complete these inquiries in the third quarter of 1999.

CONTINGENCY PLANS

    The Company is in the process of developing contingency plans with respect to critical aspects of its operations.

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

FORWARD-LOOKING STATEMENTS

    Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects," "projects" and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, (i) the timing of individual development and brokerage transactions, (ii) the ability of the company to manage fluctuations in net earnings and cash flow which could result from the Company's increased participation as a principal in real estate investments,
(iii) the Company's ability to continue to pursue an aggressive growth strategy (including through acquisitions), (iv) the Company's ability to compete in highly competitive national and local business lines and (v) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions (including the availability of capital for investment in real estate) and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party, if decided adversely to the Company, is likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       (c) On February 10, 1999, the Company issued to John McMahan Group 1,970 shares of common stock. The shares were issued in consideration for the recipient's agreement to provide certain consulting services to the Company. Such shares were issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

           On March 16, 1999, the Company issued to Monitor Company 5,788 shares of common stock. The shares were issued in consideration for the recipient's agreement to provide certain consulting services to the Company. Such shares were issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

           On April 20, 1999, pursuant to an agreement and plan of merger, PrimeWest Real Estate Services, Inc., an Arizona corporation ("PrimeWest"), was merged into a wholly-owned subsidiary of the Company, and the Company acquired all of the outstanding shares of common stock of PrimeWest. In connection with this transaction, the stockholders of PrimeWest received 39,438 shares of common stock and the right to receive certain cash payments and up to an additional 39,438 shares of common stock if certain conditions are met. Such shares were issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on May 18, 1999, the following items were presented to stockholders with the following results:

    1. To elect the individuals named below to serve as Class II Directors for Trammell Crow Company until its Annual Meeting of stockholders in 2002 or until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

                                                   NUMBER OF SHARES
                                                 --------------------
                                                    FOR     WITHHELD
                                                 ---------  ---------
James R. Erwin.................................  25,704,702   163,382
Harlan R. Crow.................................  25,708,619   159,465
Jeffrey M. Heller..............................  25,704,702   163,382

           The following individuals are Class I Directors of Trammell Crow Company, whose terms expire at the Company's Annual Meeting of Stockholders in 2001: George L. Lippe, Rowland T. Moriarty and Robert E. Sulentic. The following individuals are Class III Directors of Trammell Crow Company, whose terms expire at the Company's Annual Meeting of Stockholders in 2000: J. McDonald Williams, William F. Concannon and Henry J. Faison.

    2. To approve a proposed amendment to the Trammell Crow Company Long-Term Incentive Plan that (i) increases by 3,300,000 the number of shares of Common Stock that may be subject to outstanding awards under the Trammell Crow Company Long-Term Incentive Plan, (ii) provides that either the granting or vesting of awards under the Trammell Crow Company Long-Term Incentive Plan may be subject to certain performance standards in order that such awards may continue to be fully deductible by the Company for federal income tax purposes, and (iii) revises the definition of Performance Period over which the Company's performance may be measured for purposes of determining the payment value of a Performance Unit under the Trammell Crow Company Long-Term Incentive Plan.

                                                                   NUMBER OF SHARES
                                                                   -----------------
For..............................................................       19,361,659
Against..........................................................        4,345,463
Abstain..........................................................           10,549

    3. To ratify the selection of Ernst & Young LLP as independent accountants of the Company for the fiscal year ended December 31, 1999.

                                                                   NUMBER OF SHARES
                                                                   -----------------
For..............................................................       25,653,208
Against..........................................................          212,991
Abstain..........................................................            1,885

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

 10.12.5 Fifth Modification to Master Construction Loan Agreement dated August 4,
         1997 between Trammell Crow BTS, Inc. and KeyBank National Association--
         April 23, 1999.

 10.12.6 Sixth Modification to Master Construction Loan Agreement dated August 4,
         1997 between Trammell Crow BTS, Inc. and KeyBank National Association--
         May 1, 1999.

 27    Financial Data Schedule

    (b) Reports on Form 8-K filed since March 31, 1999:

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

Date: August 16, 1999