Form 10-Q
period 1999-09-30
TRAMMELL CROW CO
filed 1999-11-15
CIK 1022438

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13531

                            ------------------------

                             TRAMMELL CROW COMPANY

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-2721454
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At November 9, 1999, there were 35,565,057 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I       Financial Information

  Item 1.    Financial Statements:

             Condensed Consolidated Balance Sheets as of September 30,
               1999 (unaudited) and December 31, 1998....................      1

             Condensed Consolidated Statements of Operations for the
               three and nine months ended September 30, 1999 and 1998
               (unaudited)...............................................      2

             Condensed Consolidated Statements of Stockholders' Equity
               for the
               nine months ended September 30, 1999 (unaudited)
               and the year ended December 31, 1998......................      3

             Condensed Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1999 and 1998 (unaudited)......      4

             Notes to Condensed Consolidated Financial Statements
               (unaudited)...............................................      5

  Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................     13

  Item 3.    Quantitative and Qualitative Disclosures About Market
               Risk......................................................     21

PART II.     Other Information

  Item 1.    Legal Proceedings...........................................     22

  Item 2.    Changes in Securities and Use of Proceeds...................     22

  Item 6.    Exhibits and Reports on Form 8-K............................     22

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                          ASSETS

Current assets
  Cash and cash equivalents.................................    $ 56,828        $ 87,946
  Accounts receivable, net of allowance for doubtful
    accounts of $2,733 in 1999
    and $1,977 in 1998......................................     104,673          83,870
  Receivables from affiliates...............................       6,290           2,875
  Notes and other receivables...............................       7,558           6,123
  Income taxes recoverable..................................          --             776
  Deferred income taxes.....................................       1,103             874
  Real estate held for sale.................................     155,025          91,501
  Other current assets......................................      18,062          18,780
                                                                --------        --------
    Total current assets....................................     349,539         292,745
Furniture and equipment, net................................      22,875          16,861
Deferred income taxes.......................................       8,175          12,440
Investments in unconsolidated subsidiaries..................      29,384          16,773
Goodwill, net...............................................     117,868         106,936
Other assets................................................      25,008          22,760
                                                                --------        --------
                                                                $552,849        $468,515
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable..........................................    $ 43,668        $ 30,536
  Accrued expenses..........................................      75,794          86,184
  Payables to affiliates....................................         614           1,126
  Income taxes payable......................................       5,516              --
  Current portion of long-term debt.........................       1,761           2,724
  Notes payable on real estate held for sale................      92,399          56,344
  Other current liabilities.................................       1,584           1,348
                                                                --------        --------
    Total current liabilities...............................     221,336         178,262
Long-term debt, less current portion........................      62,816          83,271
Other liabilities...........................................       1,031           1,003
                                                                --------        --------
    Total liabilities.......................................     285,183         262,536
Minority interest...........................................      29,610          13,967
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares
    authorized; none issued or outstanding                            --              --
  Common stock; $0.01 par value; 100,000,000 shares
    authorized; 35,581,120 shares issued and 35,565,057
    shares outstanding in 1999, and 34,477,825 shares issued
    and 34,476,238 shares outstanding in 1998...............         356             345
  Paid-in capital...........................................     174,807         160,733
  Retained earnings.........................................      65,783          33,717
  Less: Treasury stock......................................        (253)             --
       Stockholder loans....................................         (98)           (904)
       Unearned stock compensation, net.....................      (2,539)         (1,879)
                                                                --------        --------
Total stockholders' equity..................................     238,056         192,012
                                                                --------        --------
                                                                $552,849        $468,515
                                                                ========        ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                -----------------------   -----------------------
                                                   1999         1998         1999         1998
                                                ----------   ----------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
REVENUES
  Property management services................  $   36,791   $   35,471   $  105,169   $   85,030
  Brokerage services..........................      52,465       42,206      138,790      100,814
  Development and construction services.......      22,282       18,545       65,211       42,132
  Outsourcing services........................      40,177       27,577      100,543       74,008
  Retail services.............................       6,777        6,491       19,801       11,487
                                                ----------   ----------   ----------   ----------
                                                   158,492      130,290      429,514      313,471
  Income from investments in unconsolidated
    subsidiaries..............................      19,817          693       22,153        7,151
  Gain on disposition of real estate..........      16,840       12,436       26,938       23,455
  Other income................................         533        1,042        1,602        2,879
                                                ----------   ----------   ----------   ----------
                                                   195,682      144,461      480,207      346,956
COSTS AND EXPENSES
  Salaries, wages and benefits................      94,318       72,764      256,923      180,509
  Commissions.................................      23,309       18,524       61,033       43,808
  General and administrative..................      26,114       22,096       71,483       51,371
  Depreciation................................       2,159        1,292        6,001        3,385
  Amortization................................       2,545        2,240        6,470        3,510
  Interest....................................       3,122        2,543        7,040        7,782
  Minority interest...........................      16,406          822       17,813        3,702
                                                ----------   ----------   ----------   ----------
                                                   167,973      120,281      426,763      294,067
                                                ----------   ----------   ----------   ----------
Income before income taxes....................      27,709       24,180       53,444       52,889
Income tax expense............................      11,010        9,896       21,378       21,425
                                                ----------   ----------   ----------   ----------
Net income....................................  $   16,699   $   14,284   $   32,066   $   31,464
                                                ==========   ==========   ==========   ==========
Earnings per share:
  Basic.......................................  $      .47   $      .42   $      .92   $      .93
                                                ==========   ==========   ==========   ==========
  Diluted.....................................  $      .46   $      .39   $      .88   $      .87
                                                ==========   ==========   ==========   ==========
Weighted average common shares outstanding:
  Basic.......................................  35,333,615   34,138,530   34,933,006   33,984,517
  Diluted.....................................  36,651,381   36,344,113   36,416,398   36,208,762

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND YEAR ENDED DECEMBER 31, 1998

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                       COMMON SHARES        COMMON                       RETAINED
                                   ---------------------   STOCK PAR                     EARNINGS    TREASURY   STOCKHOLDER
                                     ISSUED     TREASURY     VALUE     PAID-IN CAPITAL   (DEFICIT)   STOCK(1)      LOANS
                                   ----------   --------   ---------   ---------------   ---------   --------   -----------
Balance at January 1, 1998.......  33,892,038        --      $339         $150,647       $(12,734)    $  --       $(1,180)
  Net income.....................          --        --        --               --         46,451        --            --
  Issuance of restricted stock...      76,950        --         1            2,368             --        --            --
  Forfeiture of restricted
    stock........................          --     1,587        --              (46)            --        --            --
  Amortization of restricted
    stock........................          --        --        --               --             --        --            --
  Sale of common stock...........     201,906        --         2            6,005             --        --            --
  Exercise of stock options......     306,931        --         3            1,759             --        --            --
  Repayment of stockholder loans           --        --        --               --             --        --           276
                                   ----------    ------      ----         --------       --------     -----       -------
Balance at December 31, 1998.....  34,477,825     1,587       345          160,733         33,717        --          (904)
  Net income.....................          --        --        --               --         32,066        --            --
  Issuance of restricted stock...     127,847    (3,174)        1            2,218             --        --            --
  Forfeiture of restricted
    stock........................          --    17,650        --              (73)            --      (253)           --
  Amortization of restricted
    stock........................          --        --        --               --             --        --            --
  Sale of common stock...........     247,968        --         3            4,697             --        --            --
  Issuance of common stock.......     321,121        --         3            5,759             --        --            --
  Exercise of stock options......     406,359        --         4            1,473             --        --            --
  Repayment of stockholder
    loans........................          --        --        --               --             --        --           806
                                   ----------    ------      ----         --------       --------     -----       -------
Balance at September 30, 1999
  (unaudited)....................  35,581,120    16,063      $356         $174,807       $ 65,783     $(253)      $   (98)
                                   ==========    ======      ====         ========       ========     =====       =======

                                     UNEARNED
                                       STOCK
                                   COMPENSATION     TOTAL
                                   -------------   --------
Balance at January 1, 1998.......     $    --      $137,072
  Net income.....................          --        46,451
  Issuance of restricted stock...      (2,369)           --
  Forfeiture of restricted
    stock........................          46            --
  Amortization of restricted
    stock........................         444           444
  Sale of common stock...........          --         6,007
  Exercise of stock options......          --         1,762
  Repayment of stockholder loans           --           276
                                      -------      --------
Balance at December 31, 1998.....      (1,879)      192,012
  Net income.....................          --        32,066
  Issuance of restricted stock...      (2,219)           --
  Forfeiture of restricted
    stock........................         224          (102)
  Amortization of restricted
    stock........................       1,335         1,335
  Sale of common stock...........          --         4,700
  Issuance of common stock.......          --         5,762
  Exercise of stock options......          --         1,477
  Repayment of stockholder
    loans........................          --           806
                                      -------      --------
Balance at September 30, 1999
  (unaudited)....................     $(2,539)     $238,056
                                      =======      ========

------------------------------

(1) Treasury stock at December 31, 1998 rounds to less than $1.

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                    FOR THE
                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $ 32,066   $ 31,464
Adjustments to reconcile net income to net cash used in
  operating activities
  Depreciation..............................................     6,001      3,385
  Amortization..............................................     6,470      3,510
  Amortization of employment contracts and unearned
    compensation............................................     2,536        693
  Expense for stock issued to vendors.......................       172         --
  Minority interest.........................................    17,813      3,702
  Deferred income tax provision.............................     4,036      4,000
  Income from investments in unconsolidated subsidiaries....   (22,153)    (7,151)
  Changes in operating assets and liabilities
    Accounts receivable.....................................   (16,813)   (26,557)
    Receivables from affiliates.............................    (3,415)      (468)
    Notes receivable and other assets.......................    (4,895)   (14,255)
    Real estate held for sale...............................   (80,794)   (27,625)
    Notes payable on real estate held for sale..............    50,487        674
    Accounts payable and accrued expenses...................    (1,494)    15,758
    Payables to affiliates..................................      (512)       897
    Income taxes payable....................................     6,292      8,494
    Deferred compensation...................................        --     (8,334)
    Other liabilities.......................................       264     (1,373)
                                                              --------   --------
Net cash used in operating activities.......................    (3,939)   (13,186)
                                                              --------   --------
INVESTING ACTIVITIES
Expenditures for furniture and equipment....................   (11,586)    (7,579)
Acquisitions of real estate service companies...............   (12,382)   (92,226)
Investments in unconsolidated subsidiaries..................   (11,155)    (3,907)
Distributions from unconsolidated subsidiaries..............    20,697      9,278
                                                              --------   --------
Net cash used in investing activities.......................   (14,426)   (94,434)
                                                              --------   --------
FINANCING ACTIVITIES
Principal payments on debt..................................   (36,789)   (12,251)
Proceeds from debt..........................................    15,371    102,721
Contributions from minority interest........................    14,447        201
Distributions to minority interest..........................   (12,765)    (9,985)
Proceeds from exercise of stock options.....................     1,477        553
Proceeds from sale of common stock..........................     4,700      5,953
Collections of stockholder loans............................       806        152
                                                              --------   --------
Net cash (used in) provided by financing activities.........   (12,753)    87,344
                                                              --------   --------
Net decrease in cash and cash equivalents...................   (31,118)   (20,276)
Cash and cash equivalents, beginning of period..............    87,946     96,747
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 56,828   $ 76,471
                                                              ========   ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

    The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors, including the timing of transactions, the commencement of new contracts, revenue mix and the timing of additional general and administrative expenses to support new business activities. The Company's revenues tend to be higher in the last quarter of the year than in the first three quarters because its clients have demonstrated a tendency to close transactions toward the end of the year. In addition, an increasing percentage of the Company's outsourcing contracts provide for incentive payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

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

    EARNINGS PER SHARE

    The weighted average shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 1999 include the dilutive effect of options to purchase 1,317,766 and 1,483,392 shares of common stock, respectively. The weighted average shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 1998 include the dilutive effect of options to purchase 2,205,583 and 2,224,245 shares of common stock, respectively.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

1. GENERAL

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
("FAS 133"), as amended, which is required to be adopted in years beginning after June 15, 2000. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

    RECLASSIFICATIONS

    Certain revenues and expenses for the three and nine months ended
September 30, 1998 have been reclassified to conform to the presentation for the three and nine months ended September 30, 1999. As a result, certain revenue and expense items differ from the amounts reported in previously filed documents. These reclassifications do not impact net income or EBITDA. EBITDA represents earnings before interest, income taxes and depreciation and amortization. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

2. REAL ESTATE HELD FOR SALE

    During the nine months ended September 30, 1999, the Company sold eighteen real estate projects for an aggregate sales price of $106,050, resulting in a gain on disposition of $26,938. During the nine months ended September 30, 1998, the Company sold twenty-nine real estate projects for an aggregate sales price of $136,598, resulting in a gain on disposition of $23,455.

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Operating results for unconsolidated subsidiaries are as follows:

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Total revenues..............................................  $102,793   $46,661
Total expenses..............................................   (55,030)  (28,532)
                                                              --------   -------
  Net income................................................  $ 47,763   $18,129
                                                              ========   =======

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

4. ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Payroll and bonuses.........................................     $35,653         $35,643
Commissions.................................................      25,312          27,549
Profit sharing..............................................         319           6,179
Deferred income.............................................       3,989           2,250
Insurance accrual...........................................         866           2,501
Additional consideration for acquisitions...................          --           2,500
Other.......................................................       9,655           9,562
                                                                 -------         -------
                                                                 $75,794         $86,184
                                                                 =======         =======

5. STOCKHOLDERS' EQUITY

    A summary of the Company's stock option activity for the nine months ended September 30, 1999 is as follows:

                                   EXERCISE PRICE OF EXERCISE PRICE OF EXERCISE PRICE OF
                                     $3.85 (BELOW    $15.81 TO $22.75  $22.76 TO $36.00
                                     MARKET PRICE    (AT MARKET PRICE  (AT MARKET PRICE
                                    AT GRANT DATE)    AT GRANT DATE)    AT GRANT DATE)     TOTAL
                                   ----------------- ----------------- ----------------- ---------
OPTIONS OUTSTANDING:
  December 31, 1998...............     2,123,474         2,228,951           244,759     4,597,184
  Granted.........................            --         2,229,559             8,714     2,238,273
  Exercised.......................      (383,903)          (22,456)               --      (406,359)
  Forfeited.......................            --          (278,287)           (1,090)     (279,377)
                                       ---------         ---------         ---------     ---------
  September 30, 1999..............     1,739,571         4,157,767           252,383     6,149,721
                                       =========         =========         =========     =========
OPTIONS EXERCISABLE AT SEPTEMBER
  30, 1999........................     1,739,571           742,199            98,936     2,580,706
                                       =========         =========         =========     =========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

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

    The weighted average receive rate for the swap agreements for the three and nine months ended September 30, 1999 were 5.20% and 5.08%, respectively. In connection with these agreements, the Company incurred incremental interest expense of $106 and $265 for the three and nine months ended September 30, 1999, respectively.

7. CONTINGENCIES

    At September 30, 1999, the Company has guaranteed $10,900 of real estate notes payable of others. These notes are collateralized by the underlying real estate. The Company has outstanding letters of credit totaling $18,111 at September 30, 1999, which expire at varying dates through August 2000.

    In addition, at September 30, 1999, the Company has several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

    The Company and its subsidiaries are defendants in lawsuits that arose in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

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

    MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The Company evaluates performance and allocates resources among its three reportable segments based on income before income taxes and EBITDA. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

8.  SEGMENT INFORMATION (CONTINUED)

Summarized financial information for reportable segments is as follows:

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30          SEPTEMBER 30
                                                      -------------------   -------------------
                                                        1999       1998       1999       1998
                                                      --------   --------   --------   --------
OUTSOURCING SERVICES(1):
Service revenues....................................  $ 40,177   $ 27,577   $100,543   $ 74,008
Income from investment in unconsolidated
  subsidiaries......................................        --         --         --         --
Gain on disposition of real estate..................        --         --         --         --
Other income........................................        35         48        127        131
                                                      --------   --------   --------   --------
  Total revenues....................................    40,212     27,625    100,670     74,139
Operating costs and expenses(3).....................    37,309     25,293     92,438     66,204
                                                      --------   --------   --------   --------
Income before income tax expense....................     2,903      2,332      8,232      7,935
Depreciation and amortization.......................     1,314        502      2,565        967
Interest expense....................................       186        315        526        617
                                                      --------   --------   --------   --------
EBITDA..............................................  $  4,403   $  3,149   $ 11,323   $  9,519
                                                      ========   ========   ========   ========
RETAIL:
Service revenues....................................  $  6,777   $  6,491   $ 19,801   $ 11,487
Income from investment in unconsolidated
  subsidiaries......................................        --         --         --         --
Gain on disposition of real estate..................       686      1,330        674      1,639
Other income........................................        16          5         38         53
                                                      --------   --------   --------   --------
  Total revenues....................................     7,479      7,826     20,513     13,179
Operating costs and expenses(3).....................     7,608      5,534     22,928     10,390
                                                      --------   --------   --------   --------
Income (loss) before income tax expense.............      (129)     2,292     (2,415)     2,789
Depreciation and amortization.......................       402        303      1,184        810
Interest expense....................................       199        107        484        230
                                                      --------   --------   --------   --------
EBITDA..............................................  $    472   $  2,702   $   (747)  $  3,829
                                                      ========   ========   ========   ========
LOCAL BUSINESS UNITS(2):
Service revenues....................................  $111,538   $ 96,222   $309,170   $227,976
Income from investments in unconsolidated
  subsidiaries......................................    19,817        693     22,153      7,151
Gain on disposition of real estate..................    16,154     11,106     26,264     21,816
Other income........................................       482        989      1,437      2,695
                                                      --------   --------   --------   --------
  Total revenues....................................   147,991    109,010    359,024    259,638
Operating costs and expenses(3).....................   123,056     89,454    311,397    217,473
                                                      --------   --------   --------   --------
Income before income tax expense....................    24,935     19,556     47,627     42,165
Depreciation and amortization.......................     2,988      2,727      8,722      5,118
Interest expense....................................     2,737      2,121      6,030      6,935
                                                      --------   --------   --------   --------
EBITDA..............................................  $ 30,660   $ 24,404   $ 62,379   $ 54,218
                                                      ========   ========   ========   ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

8.  SEGMENT INFORMATION (CONTINUED)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30          SEPTEMBER 30
                                                      -------------------   -------------------
                                                        1999       1998       1999       1998
                                                      --------   --------   --------   --------
TOTAL:
Service revenues....................................  $158,492   $130,290   $429,514   $313,471
Income from investments in unconsolidated
  subsidiaries......................................    19,817        693     22,153      7,151
Gain on disposition of real estate..................    16,840     12,436     26,938     23,455
Other income........................................       533      1,042      1,602      2,879
                                                      --------   --------   --------   --------
Total revenues......................................   195,682    144,461    480,207    346,956
Operating costs and expenses(3).....................   167,973    120,281    426,763    294,067
                                                      --------   --------   --------   --------
Income before income tax expense....................    27,709     24,180     53,444     52,889
Depreciation and amortization.......................     4,704      3,532     12,471      6,895
Interest expense....................................     3,122      2,543      7,040      7,782
                                                      --------   --------   --------   --------
EBITDA..............................................  $ 35,535   $ 30,255   $ 72,955   $ 67,566
                                                      ========   ========   ========   ========

    At September 30, 1999, segment assets related to outsourcing, retail and local business units were $69,596, $57,000 and $426,253, respectively.

------------------------

(1) The Outsourcing segment was previously referred to as "infrastructure management."

(2) The Local Business Units segment was previously referred to as "Geographic Business Units" or "GBU." Total Local Business Unit revenues include revenues generated from the following lines of business:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30          SEPTEMBER 30
                                      -------------------   -------------------
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
Property management.................  $ 36,833   $ 35,852   $105,394   $ 86,457
Brokerage...........................    52,531     42,427    139,034    101,248
Development and investment
  activities........................    58,627     30,731    114,596     71,933
                                      --------   --------   --------   --------
                                      $147,991   $109,010   $359,024   $259,638
                                      ========   ========   ========   ========

(3) Operating costs and expenses for the three and nine months ended
    September 30, 1999 include non-cash compensation expense of $19 related to the Outsourcing Services segment, $212 and $546, respectively, related to the Retail segment and $834 and $1,871, respectively, related to the Local Business Unit segment.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

9.  ACQUISITION OF REAL ESTATE SERVICE COMPANY

    In July 1999, the Company acquired the business of Phoenix Corporate Services LLC, a Cambridge, Massachusetts-based commercial real estate outsourcing services firm, and Leeds Construction Company, Inc., an affiliated company ("Phoenix"). The Company acquired substantially all of the assets of Phoenix for a base purchase price of approximately $10,260 ($8,760 of which was paid in cash at closing and the remainder of which was satisfied by issuing a $1,500 letter of credit into escrow at closing) and 268,306 shares of common stock. In addition, the Company agreed to pay up to an additional $2,400 in cash if the acquired business meets certain performance thresholds. At closing, $544 of this amount was earned and paid. The Company also issued 5,619 restricted shares of common stock under the Company's Long-Term Incentive Plan to an employee of Phoenix who became employed by the Company in connection with the acquisition, and paid an aggregate of $600 to the two principals and an employee of Phoenix in exchange for certain covenants not to compete. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $11,849. The operations of Phoenix are included in the Company's operations from the date of acquisition. The Company borrowed approximately $10,000 under its credit facility to fund the acquisition.

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

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
  TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

    REVENUES. The Company's total revenues increased $51.2 million, or 35.4%, to $195.7 million for the three months ended September 30, 1999 and increased $133.2 million, or 38.4% to $480.2 million for the nine months ended
September 30, 1999 from the comparable periods in the prior year.

    Property management services revenue, which represented 18.8% and 21.9% of the Company's total revenue for the three and nine months ended September 30, 1999, respectively, increased $1.3 million, or 3.7%, to $36.8 million for the three months ended September 30, 1999 and increased $20.2 million, or 23.8%, to $105.2 million for the nine months ended September 30, 1999 from the comparable periods in the prior year. These increases were primarily due to an overall increase in the number of square feet under management, which was primarily attributable to a focus on larger institutional customers and the acquisitions of Tooley & Company, Inc. ("Tooley") in March of 1998 and Faison & Associates (the "Faison Acquisition") in July 1998.

    Brokerage services revenue, which represented 26.8% and 28.9% of the Company's total revenue for the three and nine months ended September 30, 1999, respectively, increased $10.3 million, or 24.4%, to $52.5 million for the three months ended September 30, 1999 and increased $38.0 million, or 37.7%, to $138.8 million for the nine months ended September 30, 1999 from the comparable periods in the prior year. The revenue growth resulted from an increase in the number of brokerage transactions, fueled by an increase of 20.2% and 24.9% in the average number of brokers employed during the three and nine months ended September 30, 1999, respectively, from the comparable prior year periods, coupled with an increased focus on larger transactions.

    Revenues from development and investment activities (consisting of development and construction service fees, income from unconsolidated subsidiaries and gain on disposition of non-retail real estate projects) totaled $58.3 million and $113.6 million for the three and nine months ended
September 30, 1999, respectively, and represented 29.8% and 23.7% of the Company's total revenue for the three and nine months ended September 30, 1999, respectively. These revenues increased $28.0 million, or 92.4%, to $58.3 million for the three months ended September 30, 1999 and increased
$42.5 million, or 59.8%, to $113.6 million for the nine months ended
September 30, 1999 from the comparable periods in the prior year. The revenue growth for the three months ended September 30, 1999 was primarily attributable to an increase of approximately $19.1 million in income from unconsolidated subsidiaries and an increase of approximately $5.1 million in gain on sale of real estate. Of the increase in income from unconsolidated subsidiaries, $17.8 million resulted from the consolidation of an entity which accounts for its investment in an underlying entity using the equity method (i.e., as an unconsolidated subsidiary). The real estate owned by the unconsolidated subsidiary was sold, which resulted in the gain on sale being reflected in the consolidated financial statements as income from unconsolidated subsidiaries. The minority interest related to the consolidated entity was $15.4 million, resulting in a $2.4 million net impact on the Company's net income. The revenue growth for the nine months ended September 30, 1999 was primarily attributable to an increase in development and construction management-related fees of $16.4 million, an increase in income from investments in unconsolidated subsidiaries of $15.0 million primarily due to the $19.1 million third quarter increase described above, and an increase of $4.5 million on gain on sale of real estate.

    A portion of the Company's development and investment activities involves the provision of development services to companies that invest in commercial real estate projects. During the last half of 1998, the Company observed some evidence that providers of capital were beginning to take a more cautious approach regarding investments in development projects and, in 1999, continues to note such caution on the part of capital providers. The Company expects that this trend, together with increases in interest rates during 1999, will cause the Company's development and investment revenues and profits to decline in 2000.

    Outsourcing services revenues, which represented 20.5% and 20.9% of the Company's total revenue for the three and nine months ended September 30, 1999, respectively, increased $12.6 million, or 45.7%, to $40.2 million for the three months ended September 30, 1999 and increased $26.5 million, or 35.8%, to $100.5 million for the nine months ended September 30, 1999 from the comparable periods in the prior year. The revenue growth resulted primarily from the acquisition of Phoenix in the third quarter of 1999, the expansion of services provided to several major customers from the comparable period in the prior year, the addition of an outsourcing contract with the University of Pennsylvania in April 1998, the addition of two significant customers in the second half of 1998, and the addition of several new customers in 1999. Contributing significantly to profitability of the outsourcing services segment for the nine months ended September 30, 1999 was a budgeted $2.4 million payment received in the second quarter of 1999 on account of an annual minimum fee guarantee from a customer.

    Retail revenues (including services revenues and gain on disposition of retail build-to-suit real estate projects) totaled $7.5 million and $20.5 million for the three months and nine months ended September 30, 1999, respectively, and represented 3.8% and 4.3% of the Company's total revenue for the three and nine months ended September 30, 1999. These revenues decreased $0.3 million, or 3.8%, to $7.5 million for the three months ended September 30, 1999 and increased $7.4 million, or 56.5% to $20.5 million for the nine months ended September 30, 1999, compared to the same periods in the prior year. The decrease in revenues for the three months ended September 30, 1999 is primarily attributable to a decrease of $0.6 million in gain on disposition of real estate offset by an increase of $0.3 million in service revenues. During 1999, closings of retail build-to-suit transactions have generally continued to shift into the latter part of the year. The revenue growth for the nine months ended September 30, 1999 was primarily a result of the addition of approximately 10.0 million square feet of regional malls under management due to the Faison Acquisition in July of 1998.

    OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased by $47.7 million, or 39.7%, to $168.0 million for the three months ended September 30, 1999 and $132.7 million, or 45.1%, to $426.8 million for the nine months ended September 30, 1999 from the comparable periods in the prior year. The increase in operating costs and expenses was primarily due to 29.5% and 42.3% increases in salaries, wages, and benefits for the three and nine months ended September 30, 1999, respectively, resulting primarily from increases in staffing from the comparable periods in the prior year and, to a lesser extent, from upward pressure on labor costs. Since June 30, 1998, the Company has added approximately 2,000 employees due to the Faison Acquisition in July 1998, acquisition of Phoenix in the third quarter of 1999 and support of internal growth in the Company's business.

    Commissions increased 25.9% and 39.3%, respectively, for the three and nine months ended September 30, 1999, primarily as a result of the increased brokerage activities giving rise to the significant growth in the Company's brokerage services revenues.

    General and administrative expenses increased $4.0 million, or 18.1%, and $20.1 million, or 39.1%, for the three and nine months ended September 30, 1999, respectively, as compared with the same periods in the prior year. The increase for the nine months ended September 30, 1999 is primarily due to a company-wide increase in administrative costs resulting from the overall increase in number of employees and, to a lesser extent, upward pressure on management information systems costs. Additionally, general and administrative expenses increased in part due to expenses incurred in connection with the integration into the Company's business of the operations acquired in the Faison Acquisition and with several initiatives begun in the third and fourth quarters of 1998 which are intended to increase revenues and income in future periods. These initiatives include upgrading the Company's management information systems and making targeted investments to add capacity in the Company's development and investment, outsourcing, retail and brokerage businesses. The increase for the three months ended September 30, 1999 is primarily attributable to the overall increase in employees and increase in general and administrative expenses related to upgrading the Company's management information systems.

    Minority interest increased $15.6 million or 1950.0%, and increased
$14.1 million or 381.1% for the three and nine months ended September 30, 1999, respectively, as compared with the same periods in the prior year. The increase for the three and nine months ended September 30, 1999 is primarily due to minority interest of approximately $15.4 million related to the transaction described above in the discussion of revenues from development and investment activities.

    Other expenses (consisting of depreciation, amortization and interest) increased $1.7 million, or 27.9%, and increased $4.8 million, or 32.7%, for the three and nine months ended September 30, 1999, respectively, as compared with the same periods in the prior year. The increase in other expenses for the three and nine months ended September 30, 1999 is primarily a result of amortization of goodwill related to acquisitions and increased depreciation as a result of increased fixed asset expenditures.

    INCOME BEFORE INCOME TAXES. The Company's income before income taxes increased $3.5 million, or 14.4%, to $27.7 million for the three months ended September 30, 1999, and increased $0.5 million, or .1%, to $53.4 million for the nine months ended September 30, 1999 from the comparable prior year periods, due to the fluctuations in revenues and expenses described above.

    NET INCOME. Net income increased $2.4 million, to $16.7 million for the three months ended September 30, 1999 as compared to the same period in the prior year, and increased $0.6 million, to $32.1 million for the nine months ended September 30, 1999 from the same period in the prior year.

QUARTERLY FLUCTUATIONS/SEASONALITY

    The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors, including the timing of transactions, the commencement of new contracts, revenue mix and the timing of additional general and administrative expenses to support new business activities. The Company's revenues tend to be higher in the last quarter of the year than in the first three quarters because its clients have demonstrated a tendency to close transactions toward the end of the year. In addition, an increasing percentage of the Company's outsourcing contracts provide for incentive payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. The Company expects, however, that in the last part of the fourth quarter of 1999, purchasers and lenders may be reluctant to close transactions due to Year 2000 concerns or due to the increase in interest rates during 1999. If this in fact occurs, the Company's brokerage and development results could be adversely affected.

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

    Net cash used in operating activities totaled $3.9 million for the nine months ended September 30, 1999, compared to $13.2 million in the comparable period in 1998. This difference is primarily due to a reduction in the amount of profit sharing distributions paid, from $13.1 million in 1998 to $5.8 million in 1999.

    Net cash used in investing activities totaled $14.4 million for the nine months ended September 30, 1999, compared to $94.4 million for the same period in 1998. This difference is primarily attributable to the amount of cash used to effect the acquisitions of Tooley in March 1998, Fallon Hines & O'Connor, Inc. in May 1998 and the Faison Acquisition in July 1998, compared to the amount used to effect the acquisition of Phoenix in July 1999. The difference is offset by an increase of $4.1 million in distributions from unconsolidated subsidiaries, net of additional investments. In addition, expenditures for furniture and equipment were $4.0 million higher in 1999 due to MIS equipment and furniture purchased to support the growth in business.

    Net cash used by financing activities totaled $12.8 million for the nine months ended September 30, 1999, compared to net cash provided by financing activities of $87.3 million for the same period in 1998. The change is primarily attributable to repayment in 1999 of $35.0 million on the Company's revolving line of credit using available cash, offset by borrowings on the revolving line of credit of $15.0 million, compared to repayment of $10.0 million in 1998, offset by borrowings of $102.1 million. In addition, the Company made distributions to minority interest holders, net of contributions, of $9.8 million in 1998 as compared to contributions, net of distributions, of $1.7 million in the same period in 1999.

    On December 1, 1997, the Company obtained a $150 million revolving line of credit (the "Secured Credit Facility") arranged by Bank of America, N.A. formerly known as NationsBank, N.A. as the administrative agent (the "Administrative Agent"). Under the terms of the Secured Credit Facility, the Company can obtain loans which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate, which is the higher of the prime lending rate announced from time-to-time by the

Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at an adjusted Eurodollar rate plus a margin which ranges from 1.25% to 1.75%, depending upon the Company's leverage ratio at the date the margin is determined. The Secured Credit Facility contains various covenants such as the maintenance of minimum equity and liquidity and covenants relating to certain key financial data. The Secured Credit Facility also includes limitations on payment of cash dividends or other distributions of assets and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Secured Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Secured Credit Facility to an amount less than the $150 million commitment. Through
September 30, 1999, the Company had borrowed approximately $117.1 million under the Secured Credit Facility, including $10.0 million to fund its co-investment activities and $107.1 million for acquisitions of real estate service companies in 1998 and 1999, and repaid $55.0 million of these amounts. At September 30, 1999, the Company had an unused borrowing capacity under the Secured Credit Facility (taking into account letters of credit outstanding and limitations imposed by certain covenants contained in the Secured Credit Facility) of approximately $67.4 million. In September 1999, the Company gave notice to the Administrative Agent of its intention to exercise the first of the two one-year extension options provided for under the Secured Credit Facility, which would extend the maturity to December 1, 2000. The Company is now negotiating with the lenders modifications to the Secured Credit Facility's covenant package that would become effective upon the extension. The Secured Credit Facility requires the Company to enter into one or more interest rate agreements for the Company's floating rate indebtedness in excess of $50 million ensuring the net interest is fixed, capped or hedged. In September 1998, the Company entered into an interest rate swap agreement with a notional amount of $135.0 million. The swap agreement established a fixed interest pay rate of 5.29% and expired on June 24, 1999. A new swap agreement, with a notional amount of $125.0 million and a fixed interest pay rate of 5.52%, was entered into on June 24, 1999 and will expire on March 24, 2000. The weighted average receive rate for the swap agreements was 5.08% for the nine months ended September 30, 1999. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held for trading purposes. The shares of
(i) certain wholly-owned subsidiaries engaged in providing real estate services and accounting for 5% or more of the consolidated assets, revenues or earnings of the Company, and (ii) subsidiaries which are engaged primarily in the business of real estate development and ownership, whose assets are not subject to any financing, accounting for more than 5% of the consolidated assets, revenues or earnings of the Company, are pledged as security for the Secured Credit Facility. The Company expects to continue to borrow under the Secured Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

    In August 1997, Trammell Crow BTS, Inc., a wholly-owned subsidiary of the Company ("TC BTS"), obtained a $20.0 million credit facility (the "Retail BTS Facility") from KeyBank National Association ("KeyBank"). Under the terms of the Retail BTS Facility, until September 30, 1999, subsidiaries of TC BTS could obtain loans at one of a LIBOR-based interest rate, KeyBank's prime rate or a combination of the two interest rates. The Company is currently negotiating a renewal of the period during which TC BTS can obtain loans under the Retail BTS Facility. The proceeds of any such loans must be used for the construction of retail facilities. At September 30, 1999, the outstanding balance owed under the Retail BTS Facility was $10.9 million. The Retail BTS Facility is secured by a first mortgage on and assignment of all rents from the constructed facilities. In addition, TC BTS must guarantee all obligations of its subsidiaries for loans made pursuant to the Retail BTS Facility and (i) if the closing of any loan occurred prior to May 1, 1998, Trammell Crow MW, Inc., a wholly-owned subsidiary of the Company, is required to guarantee the repayment obligations under the Retail BTS Facility with respect to such loan and to guarantee the timely lien free completion of the retail facility to which such loan relates, and (ii) if the closing of any loan occurs on or after May 1, 1998, the Company must guarantee the repayment obligations under the Retail BTS Facility with respect to such loan and must guarantee the timely lien free completion of the retail facility to which such loan relates. The Retail BTS Facility also contains various covenants, such as the maintenance of a minimum net worth of TC BTS and prohibition on other TC BTS guarantees of build-to-suit retail projects.

    In December 1998, TCC NNN Trading, Inc. ("TCC Triple Net"), obtained a two-year $20.0 million revolving line of credit ("Triple Net Facility") from KeyBank. Under the terms of the Triple Net Facility, TCC Triple Net can obtain loans at a LIBOR-based interest rate, the proceeds of which must be used for the acquisition of retail properties subject to "triple net" leases. At
September 30, 1999, there was no outstanding balance under the Triple Net Facility. The Triple Net Facility is nonrecourse to TCC Triple Net and is secured by a first mortgage and assignment of all rents from the acquired properties. The Company will guarantee from 10% to 40% of each such loan depending on the credit rating of the tenant occupying the acquired property. The Company's guarantee percentage will be reduced to 10% for any loan upon the receipt of a purchase agreement relating to the property underlying such loan. The maximum amount of any advance related to a single property will be either
(i) 90% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BBB or higher), or (ii) 80% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BB+ or lower). The Triple Net Facility also contains various covenants, such as the maintenance of minimum equity and liquidity of the Company and covenants relating to certain key financial data of the Company. The restrictions contained in such financial covenants are identical to those set forth in the Secured Credit Facility.

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

INFORMATION TECHNOLOGY SYSTEMS

    Prior to the formation of the Task Force, the system services provider that operates and maintains the Company's central data center had conducted an assessment of the data center's information technology ("IT") systems for the purpose of assessing such systems' Year 2000 readiness. The IT systems resident at the Company's central data center include its central property management system (hardware and software handling accounting and reporting for approximately 60% of the Company-managed properties), its central communication system (e-mail, wide-area network and internet servers) and its central work order system. On the basis of this assessment and the installation of previously planned hardware and software upgrades, completed early in 1998, the Company believes that the data center IT systems should not be materially adversely affected by Year 2000 issues. This belief was confirmed through testing conducted in the third quarter of 1999.

    One of the Program initiatives calls for the inventory, assessment and remediation/replacement of IT assets (mainly consisting of PCs, servers and software) at Company locations remote from the data center. In August 1999, wholly independent of the Company's Year 2000 initiatives, the Company outsourced its PC life cycle services to Inacom Corp. As part of the arrangement with Inacom, the Company is undergoing a complete technology refresh pursuant to which all PCs and servers remote from the data center are being replaced with new computer hardware acquired from Compaq Computer Corp. The Company believes that the enterprise-wide standards thus achieved will enable the Company to rapidly deploy assets across its broad geographic customer and employee bases and create a single point of contact problem resolution process. The Company expects a byproduct of this IT initiative to be the achievement of Year 2000 compliance for the Company's desktop computing environment. As the first step in the complete technology refresh, all PCs and servers that are sub-standard (for Y2K and other reasons) are being replaced first. Through November 12, 1999, approximately 50% of this sub-standard hardware had been replaced. The remaining 50% of sub-standard hardware is scheduled for replacement on definite dates through mid-December 1999.

MANAGED PROPERTIES--NON-IT SYSTEMS

    Another of the Program initiatives calls for the Company to assist owners of Company-managed properties with the inventory, assessment and remediation of non-IT systems at such properties. Most of the Company's field offices are in leased premises in these managed properties. In 1997, owners and tenants of many of the properties managed by the Company began to contact the Company seeking information as to the Year 2000 readiness of the properties they own or occupy. In response to these requests, the Company began making inquiries of vendors of building systems as to the Year 2000 readiness of such systems, communicating with owners and tenants as to the results of these inquiries and assisting owners with the remediation recommended by the vendors or otherwise requested by the owners. In the summer of 1998, the Company determined to engage a consultant to serve as a project manager and technical resource for the Company's property management personnel as work on this initiative continues at Company-managed properties and in April 1999 having substantially completed the assessment process, the Company began to assist owners with the remediation of indicated Year 2000 issues in accordance with owners' instructions. Remediation, testing and contingency planning at managed facilities is ongoing. THIS INFORMATION IS INTENDED SOLELY TO ADVISE THE INVESTMENT COMMUNITY OF THE STEPS THAT THE COMPANY IS TAKING TO ASSIST OWNERS OF COMPANY-MANAGED PROPERTIES (IN WHICH MOST OF THE COMPANY'S OFFICES ARE LOCATED) WITH YEAR 2000 ISSUES RELATING TO NON-IT SYSTEMS. NO OWNER OR TENANT IN A COMPANY-MANAGED PROPERTY SHOULD RELY ON THIS STATEMENT AS AN INDICATION THAT THE COMPANY HAS OR WILL INVENTORY OR ASSESS THE MANAGED PROPERTY ON ITS BEHALF OR THAT, IN FACT, SUCH PROPERTY IS OR WILL BE IN A STATE OF YEAR 2000 READINESS. QUERIES IN THIS REGARD SHOULD BE ADDRESSED TO APPROPRIATE PROPERTY MANAGEMENT PERSONNEL.

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

YEAR 2000 READINESS OF THIRD PARTIES

    The Company is to varying degrees dependent on the Year 2000 readiness of third parties. Because of the breadth of the Company's customer base, the success of its business is not closely tied to the success of any particular customer. To date, the Company has not identified any third parties on which it is substantially dependent where it has reason to believe that such party's ability to provide goods or services to the Company will be adversely impacted by Year 2000 concerns in a fashion that would materially, adversely impact the Company.

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

RECENT DEVELOPMENTS

    On November 9, 1999, the Company announced that its Board of Directors had approved a stock repurchase program. The repurchase program authorizes the repurchase of up to $10.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. The Company expects that repurchased shares will be placed in treasury and subsequently reissued in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's Long-Term Incentive Plan, as well as for other corporate purposes. The Company expects that the repurchase program will be funded with cash generated from operations, existing cash or available credit under the Secured Credit Facility.

FORWARD-LOOKING STATEMENTS

    Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects," "projects" and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, (i) the timing of individual development, brokerage and retail build-to-suit transactions, (ii) the risk that purchasers or lenders will be reluctant to close transactions during the last part of the year due to Year 2000 concerns or that transactions could fail to close as expected for other reasons, including increases in interest rates,
(iii) the ability of the Company to implement cost containment measures and achieve economies of scale, (iv) the ability of the Company to attract new outsourcing customers, (v) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company's increased participation as a principal in real estate investments, (vi) the Company's ability to continue to pursue an aggressive growth strategy (including through acquisitions), (vii) the Company's ability to compete in highly competitive national and local business lines and (viii) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions (including the availability of capital for investment in real estate) and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to disclosures contained under heading "Risk Factors" in "Item 1. Business" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party, if decided adversely to the Company, is likely to have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) On July 1, 1999, the Company acquired the business of Phoenix Corporate Services LLC and Leeds Construction Company, Inc., an affiliated company. In connection with this transaction, the Company issued 268,306 shares of common stock to a trustee who has agreed to hold the shares until they are to be transferred to Phoenix or, under certain circumstances, the Company. Such shares were issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        27 Financial Data Schedule

    (b) Reports on Form 8-K filed since June 30, 1999:

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

Date: November 15, 1999