Form 10-K
period 1999-12-31
TRAMMELL CROW CO
filed 2000-03-29
CIK 1022438

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-13531
                           --------------------------
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

                                      NONE

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At March 15, 2000, there were 34,872,694 shares of Common Stock outstanding with an aggregate market value on that date of $390,120,828, based upon the average of the low bid and high asked price of Common Stock on the New York Stock Exchange on such date. As of the same date 24,608,449 shares of Common Stock were held by non-affiliates of the Company, having an aggregate market value on that date of $275,294,719.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    Trammell Crow Company (the "Company") is one of the largest diversified commercial real estate service companies in North America. Through 170 offices in the United States and Canada, the Company delivers a comprehensive range of services to leading multinational corporations, institutional investors and other users of real estate services. In the United States, the Company is a leading provider of commercial property management, commercial property brokerage, office and industrial property development and construction and outsourcing services. The Company, which is headquartered in Dallas, Texas, was founded in 1948 by Mr. Trammell Crow. From its founding through the 1980's, the Company's primary business was the development and management of industrial, office and retail projects. In 1991, the Company was reconstituted as a real estate services company. This reconstitution entailed the separation of the Company's commercial real estate asset base and related operations from its real estate services business. The Company continued to operate the real estate services business while ownership of the commercial real estate asset base was segregated into a large number of separate entities distinct from the Company, with independent management and operations. Many of these entities are managed by subsidiaries of Crow Realty Investors, L.P. d/b/a Crow Holdings ("Crow Holdings"), which is wholly owned by certain affiliates and descendants of Mr. Trammell Crow. See "--RISK FACTORS--DEALINGS WITH AND RELIANCE ON AFFILIATES; POTENTIAL CONFLICTS OF INTEREST."

    As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company is organized into five principal lines of business, which comprise its three reportable segments. See "ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, NOTE 18". The Company's property management services business provides services relating to all aspects of building operations, tenant relations and oversight of building improvement processes, primarily for building owners that do not occupy the properties managed by the Company. The brokerage services business advises buyers, sellers, landlords and tenants in connection with the sale and leasing of office, industrial and retail space and land. The Company's development and investment activities include development and construction services and the acquisition and disposition of commercial real estate projects. The development and construction services business includes financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management and tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services. The outsourcing services business entails providing comprehensive day-to-day occupancy related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration, day-to-day maintenance and repair of client occupied facilities and strategic functions such as space planning, relocation coordination, facilities management and portfolio management. The Company's retail services business provides tenant representation, disposition, development and financial services to national and global retail customers, as well as property management and leasing services to regional malls.

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

    GEOGRAPHIC SCOPE. Through its 170 offices, the Company develops and maintains extensive knowledge of local real estate markets across the United States and Canada. Approximately 89% of the Company's employees are based in markets other than Dallas, Texas, where its executive offices are located. This broad geographic scope allows the Company to serve as a single-source, full service provider to multinational corporations and institutional investors with real estate interests that span regional and national boundaries. It also tends to limit its exposure to an economic downturn in any single market.

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

    MANAGEMENT/PERSONNEL. The Company has a highly qualified management team. Its sixteen member operating committee has an average of approximately thirteen years of experience with the Company. Five members of the operating committee also comprise the executive committee and have an average of seventeen years of experience with the Company. The Company believes the low turnover among its senior management group is linked to its collegial internal culture and its history of promoting talented individuals from within. The Company's growth strategy, incentive-based compensation and the high level of ownership by Company officers and employees provide further motivation to achieve a high level of performance. At March 15, 2000, the members of the Company's executive committee owned approximately 6% of the outstanding Common Stock, and the total employee ownership of outstanding Common Stock was at least 26%.

COMPETITIVE ENVIRONMENT

    MARKET FOR REAL ESTATE SERVICES. The real estate industry experienced a severe downturn in the late 1980's. This downturn caused a sharp reduction in commercial and industrial property values, the withdrawal of credit, a related reduction in new development and pressure on fee income derived from servicing and maintaining all classes of property. In recent years, the industry experienced a steady recovery that increased growth across all of the Company's service lines. This recovery stimulated a revival of activity in the more traditional development services and construction management businesses. As demand for office and industrial space increased and property values rebounded in many of the nation's principal markets, new construction starts accelerated. However, the Company believes this cycle may be reaching maturity and, as a result, expects development and investment profits in 2000 to be relatively consistent with 1999 levels.

    OUTSOURCING. Outsourcing is a rapidly growing trend in the United States. Through outsourcing, organizations seek to reduce costs, improve profitability and refocus management and other resources on core competencies. This trend has resulted in the development of well-established providers offering an expanding range of outsourced services, including information processing, teleservicing and flexible staffing. Increasingly, organizations are also seeking outside providers for efficient and expert delivery of real estate management services.

    CONSOLIDATION. The traditionally fragmented real estate services industry is witnessing consolidation in customers' selection of service providers and in alliances and combinations among providers themselves. When outsourcing real estate services, corporations and institutions have increasingly sought to consolidate the number of providers used and engage firms that can offer a full range of services across a wide geographic area. As the industry becomes more sophisticated, customers require the flexibility, multi-market perspective and technological and physical resources that large firms possess.

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

    The Company believes that few real estate services providers can meet the demands of large corporate and institutional customers and that many companies are facing pressure to combine with others to remain competitive. In the Company's view, the competitive imperatives presented by this consolidation trend include the need to maintain comprehensive service offerings, serve an expansive geographic area and achieve significant cost efficiencies.

GROWTH STRATEGY

    The Company's growth strategy is centered around taking advantage of its geographic scope, its large existing customer base, a strong brand name, and the significant opportunity that exists in the corporate outsourcing arena. The key components of this overall growth strategy are:

    CAPITALIZE ON OUTSOURCING OPPORTUNITY. The corporate outsourcing component of the Company's business represents a large and relatively untapped opportunity. As an industry leader in this area, the Company will continue to focus its resources on adding new customers and growing its substantial relationships with approximately 85 existing outsourcing customers. As part of the Company's plan to expand its opportunity in the corporate outsourcing arena, the Company intends to pursue an international delivery platform to allow it to provide services to its U.S.-based multi-national customers and to add new customers with international requirements.

    CONSOLIDATION OF VENDORS AMONG INSTITUTIONAL OWNERS. There has been a trend in the marketplace among institutional owners of commercial investment properties toward consolidating the number of service providers they engage. As one of the largest providers of these services, with far-reaching geographic breadth, the Company has historically benefited significantly from this trend. The Company seeks to position itself to continue to benefit from this trend.

    DEVELOP AND PURSUE AN E-COMMERCE STRATEGY/TAKE ADVANTAGE OF SCALE. The Company is actively working to apply technology to its existing operations for maximum advantage and is developing an e-commerce strategy to seize upon opportunities related to its core business. With approximately 6,500 employees, 170 offices, 19,600 tenants, 600 investor/owner customers, and approximately 85 corporate outsourcing customers, the Company is well positioned to take advantage of its scale. This opportunity exists in two areas. First, the Company's access to capital, combined with its scale, positions it to apply technology to its internal operations both to better serve its customers and to achieve cost economies. Second, the breadth and depth of the Company's customer relationships provide opportunities to pursue various e-commerce strategies and create opportunities to make investments on an advantaged basis in e-commerce entities with commercial real estate or facilities orientations.

    SUPERIOR EXECUTION. The Company is focusing on absorbing market share of its competitors by providing superior execution through the local delivery network supported by national account teams for both corporate and institutional customers. The Company will continue to focus on establishing itself as a dominant brand which in turn facilitates accumulation of strong resources within the local market.

LOCAL BUSINESS UNITS

    PROPERTY MANAGEMENT SERVICES

    As of December 31, 1999, the Company managed approximately 282.3 million square feet of commercial property (excluding malls and facilities occupied by outsourcing services customers) and served approximately 600 clients and 19,600 tenants nationwide through its locally based property management teams. The Company managed 212.5 million, 210.1 million, 204.4 million and 273.0 million square feet of commercial property at the end of 1995, 1996, 1997 and 1998, respectively. 1999 revenues from property management services were $142.4 million (20.7% of 1999 revenues), up from $96.7 million in 1995. A substantial portion of this growth in revenue is due to acquisitions. In 1998, the Company acquired: (i) Norman & Company, a real estate services firm with operations concentrated in Seattle's central business district office and retail markets;
(ii) Tooley & Company, Inc. ("Tooley"), a California real estate services company primarily engaged in office management and leasing; and (iii) a portion of the businesses of Faison & Associates ("Faison") and Faison
Enterprises, Inc. ("Faison Enterprises") that develop, lease and manage office and retail properties located primarily in the Midatlantic and Southeast regions of the United States ("Faison Acquisition"). As a result of these acquisitions, the Company added approximately 41.5 million square feet to its property management portfolio.

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

    The properties managed by the Company are typically served by locally based teams of property managers and maintenance personnel supported by various corporate level service functions, including technology support and purchasing. Large client accounts are typically managed at the Company's national office to assure consistency of quality and to promote greater cross-selling of the Company's services.

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

    A typical property management agreement of the Company provides for an indefinite term, but permits the property owner or the Company to terminate the agreement upon thirty days prior written notice. The Company believes that these are customary termination provisions in the industry. The Company historically has been successful in retaining property management agreements, but has lost agreements in circumstances where a property has been sold and the new property owner assumes direct responsibility for managing the property or retains one of the Company's competitors to manage the property. The Company focuses on establishing alliance relationships with certain of its institutional customers in an effort to obtain longer-term management contracts across multiple cities and to provide services through the Company's other lines of business.

    BROKERAGE SERVICES

    In 1999, the Company facilitated approximately 9,800 sales and lease transactions. As of December 31, 1999, the Company employed 551 brokers, having added approximately 356 brokerage professionals since the beginning of 1996. Revenues from brokerage services have increased from $62.0 million in 1995 to $212.0 million in 1999 (30.8% of 1999 revenues). A substantial portion of this growth in revenues is due to the increase in the number of brokers, which includes the addition of 30 brokerage professionals from Fallon, Hines & O'Connor, Inc. ("Fallon, Hines & O'Connor"), a Boston-based commercial real estate brokerage, consulting and advisory firm acquired by the Company in May 1998. The Company employed approximately 195, 235, 335 and 484 brokers at the end of 1995, 1996, 1997 and 1998, respectively.

    The Company has historically provided project leasing services (leasing space in real estate owned by investor clients and managed by the Company) for the properties in its property management portfolio. The Company also provides project leasing to investor clients that self-manage their properties. In 1993, the Company began to expand its brokerage services beyond project leasing to include tenant representation (representing clients seeking to acquire real estate through lease or purchase), investment sales (representing clients buying or selling income producing real estate), dispositions (representing clients disposing of surplus space) and land sales (representing clients buying or selling unimproved land).

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

    Project leasing revenues are derived from the steady turnover of tenants in the Company's property management and leasing portfolio of approximately 353 million square feet at December 31, 1999. Lease terms for these properties average four years, resulting in approximately 88 million square feet of space "rolling" each year, providing the Company a commission paid by the owner of the property for renewing the existing tenant's lease or releasing the space to a new tenant. The Company's tenant representation revenues are derived from representing the tenants whose leases are expiring or who are seeking new lease space. Disposition revenues generally increase in economic downswings as companies dispose of surplus space, while investment sales and land revenues generally increase in economic upswings as available capital drives the trading of income producing properties and corporate demand for additional space drives the purchase of land for new development.

    The Company regards its brokerage force as an integral part of its delivery system for the broad services the Company provides to its client base. The Company's large network of experienced brokers is a valuable asset when seeking new property management, outsourcing, development and construction and retail services business. The presence of its brokers in on-site project leasing offices can provide the Company with insights into its customers' non-brokerage real estate needs and early opportunities to capture the client's real estate services business. The sheer number of transactions in which its brokers are involved can also be a source of information from which the Company can seek to identify business opportunities in specific local or regional markets.

    The Company actively engages its brokerage force in the execution of its marketing strategy. Brokerage personnel often work in close concert with the Company's "city leaders," who are the professionals with overall responsibility for operations in major national markets. Through this arrangement, key personnel are kept abreast of national trends and of the full range of services provided to customers in other areas in the United States. The ongoing dialogue among these professionals serves to increase their level of expertise, and is supplemented by other more formal education such as that provided at "Trammell Crow University," which offers sales and motivational training as well as direct exposure to personnel from the Company's other lines of business. Moreover, the brokerage force is financially rewarded for cross-selling efforts which result in new engagements for the Company, such as a development project, the acquisition of a new outsourcing account, or assistance across geographic service lines which enables the Company to acquire additional brokerage business. Brokerage personnel also earn commissions and are eligible to receive other forms of incentive compensation. These incentives are designed to underscore the Company's belief that the brokerage business is often a key point of entry for new clients, and is thus integral to firm wide efforts to cross-sell a full range of services.

    The Company intends to continue to aggressively recruit and hire (either individually or through acquisitions) additional brokerage professionals experienced primarily in the areas of investment sales and tenant representation. The Company believes that the quality brand identification of its name, the platform of a full range of services to offer clients, the ability to learn and execute additional real estate services and the Company's incentive-based compensation system create an environment conducive to attracting the most experienced and capable brokerage professionals.

    DEVELOPMENT AND INVESTMENT ACTIVITIES

    The Company focuses its commercial real estate development business on third party build-to-suit customers and investors in office, industrial and retail projects. It has the capability to implement active and sizeable development programs, primarily on behalf of its clients. In 1999, revenues from development and investment activities (consisting of service revenues, income from investments in unconsolidated subsidiaries and gain on disposition of non-retail real estate projects), were $145.8 million (21.2% of 1999 revenues) as compared to $24.1 million in 1995. From January 1, 1995 through December 31, 1999, the Company has developed and redeveloped approximately 73.3 million square feet of projects with aggregate project costs of approximately $5.1 billion. In 1999, the Company started approximately 22.3 million square feet of development projects with an estimated aggregate cost of $1.8 billion. In 1995, 1996, 1997 and 1998, the Company started approximately 10.1 million, 12.4 million, 12.3 million and 16.2 million square feet, respectively, of development projects.

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

    The Company's development and construction services engagements are typically staffed with a local/ regional team which includes a senior company executive in the role of project general manager and one or more specialists in the areas of physical project development and construction. The Company currently employs approximately 30 senior executives with an average of thirteen years of experience in all aspects of sourcing development projects and providing general management and project finance advisory capabilities for those projects. The Company also employs approximately 100 other individuals with an average of nine years experience who are responsible for various aspects of the development process, including the execution of physical development and construction management responsibilities. The Company has dedicated ten of these full-time employees to promote and oversee its development and construction services business on a national basis while continuing to leverage the expertise and contacts of the Company's local and regional development professionals. This national team will focus on enhancing the value of large scale development projects, mitigating development and construction risk in the Company's portfolio of business and accessing the capital markets to arrange for development programs/funds with institutional investors.

    The Company typically receives a fee for its development services that is based on a negotiated percentage of a project's budgeted construction and development cost. Incentive bonuses may be received for completing a project under budget and within certain critical time deadlines. The Company has also been aggressive in negotiating other incentive compensation arrangements that allow the Company to participate in the investment returns on projects it develops for its clients. The Company may make a co-investment with its clients (typically no more than 5% of a project's full construction and development cost), receive its pro rata return on its investment in the project and also receive an incentive participation in the project because of the Company's role in sourcing the development project and/or executing a variety of services in the development process. The Company's investments or co-investments in real estate projects typically result in an economic interest substantially greater than the co-investment percentage. To facilitate this activity and to further mitigate risk, the Company established three discretionary development and investment funds which, as of December 31, 1999, had received funding commitments of $64.0 million, of which $45.6 million has been invested in projects with an aggregate construction cost of approximately $436.9 million.

    The market for development and construction services is cyclical and is driven by various economic conditions. The demand for commercial real estate properties in the suburban office, downtown office and industrial markets has increased over the last several years, driven primarily by the strong domestic economy and the resulting job growth. However, the Company believes this cycle may be reaching maturity, and as a result, expects development and investment profits in 2000 to be relatively consistent with 1999 levels.

    The Company's development activities generate business opportunities for the Company's other service lines which can support the Company's earnings when development and construction revenues decrease as a result of market conditions. Because the Company provides development and construction services to third parties, including clients who invest in build-to-suit projects, the Company believes that the adverse effect on its revenues when speculative development activities are curtailed in a market down cycle should be mitigated. When development activity enters a down cycle in the future, the Company intends to redeploy professionals from its development and construction services business to pursue opportunistic property acquisitions with its established capital partners.

OUTSOURCING SERVICES

    As of December 31, 1999, the Company had approximately 2,100 employees who serviced 85 outsourcing clients. These clients collectively own approximately 25,000 properties encompassing approximately 157.0 million square feet. Revenues from outsourcing services have grown from $38.7 million in 1995 to $151.5 million in 1999 (22.0% of 1999 revenues). The Company has developed expertise in providing outsourcing services to clients in the financial services, healthcare, higher education, automotive, oil and gas and technology/communications industries. In July 1999, the Company acquired Phoenix Corporate Services LLC, a Cambridge, Massachusetts-based commercial real estate outsourcing services firm, and Leeds Construction Company, Inc., an affiliated company ("Phoenix Acquisition"), to expand its outsourcing services, strengthen its presence in the higher education market and enhance the Company's position as the leading provider of real estate services in New England.

    The goal of the Company's outsourcing services business is to align the facilities and support services of its clients with their operational and strategic business objectives. Occupancy-related costs frequently represent the largest corporate expense item after compensation and benefits. The Company believes that organizations are increasingly outsourcing their infrastructure management functions to reduce costs, improve profitability and refocus management and other resources on core competencies.

    The Company administers outsourcing services using a centralized administrative, marketing and leadership organization combined with client-based delivery systems. The outsourcing services offered by the Company consist of
(i) strategic services, such as consulting, development, properties portfolio management, real estate asset management, management of accounting and information systems, and organizational and process strategies; (ii) facility management (the day-to-day maintenance and repair of facilities);
(iii) facility planning and project management (such as construction, space planning, site consolidations, facilities design, workspace moves, adds and changes and furniture, signage, and cabling); (iv) transaction services (such as acquisitions, dispositions, project leasing, and subleasing, lease administration and lease audits where, rather than providing services on a transaction-by-transaction basis according to the industry's traditional model, the Company seeks to manage a client's entire firm-wide property acquisition and divestiture program); (v) office services (such as security, reprographics, mail, cafeteria, shipping and receiving, and reception services); and (vi) call center services (including work-order, dispatch, vendor management and emergency response), which are provided 24 hours a day through the Company's centralized call center.

    The Company offers the following outsourcing service delivery options:
(i) dedicated Company employees located at a client site; (ii) a team of Company employees dedicated to a client but located off the client's site at Company offices; and (iii) a flexible, nationwide network of Company personnel providing the full menu of the Company's real estate services from the Company's city offices. Most of the Company's outsourcing engagements provide for on-site presence of Company employees, which the Company believes enhances client communication, provides focused personal service, protects the proprietary information of the client and enables the Company to monitor client satisfaction on an ongoing basis.

    The Company has developed expertise in providing outsourcing services to clients in the financial services, healthcare, higher education, automotive, oil and gas and technology/communications industries. The growth, consolidation and regulatory changes taking place in these industries have increased the importance of outsourcing services to these corporations and have caused them to seek to improve productivity by rationalizing facilities organization and eliminating redundant assets. The Company believes that servicing clients within these industries creates additional growth opportunity.

    The five largest customers for the Company's outsourcing services business, measured in 1999 revenues from such customers, collectively represented 8.5% of the Company's total revenues in 1999. The Company believes that significant growth opportunity exists within its existing customer base, as only 31 out of 85 customers receive three or more types of services from the Company out of six types of outsourcing services offered.

    The Company seeks to enter into multi-year outsourcing contracts with its clients. Most contracts are structured so the Company receives a monthly base fee and annual incentives if certain agreed-upon performance targets are satisfied. Most contracts also provide for the reimbursement of client-dedicated personnel costs and associated overhead expenses. In many cases, these revenue sources are augmented by variable commission-based revenues from brokerage, facility planning and project management activities.

RETAIL SERVICES

    The Company's retail services management group was formed in 1996 to better serve national retail customers (who demand specialized property and market knowledge) and compete with other service providers whose sole focus is retail. In furtherance of its goal to be the leading national retail real estate company, in August 1997 the Company acquired (the "Doppelt Acquisition") Doppelt and Company ("Doppelt"), which specializes in supporting the real estate departments of retail companies by providing tenant representation and lease disposition services to clients such as OfficeMax, TJX and General Nutrition Centers. Retail revenues (consisting of service revenue and gain on disposition of retail build-to-suit real estate projects) in 1999 were $33.4 million (4.9% of 1999 revenues) as compared to $6.6 million in 1997. This increase resulted primarily from the Doppelt Acquisition in August 1997 and the Faison Acquisition in July 1998. The Company believes that the Faison Acquisition has established the Company as one of the leading providers of retail and office property management and brokerage services in the Southeastern United States and provided the Company with the platform and expertise to expand its retail services business.

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

    As of December 31, 1999, the Company provided retail services to over 53 retail customers and had developed more than 42 retail build-to-suit projects. The 10 largest customers for the Company's retail services business in terms of 1999 revenues collectively generated $23.3 million of the Company's 1999 revenues. Although the Company is specifically focused on expanding its retail client base, the Company also believes that there are significant opportunities to provide additional services to its existing retail clients.

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

    Early in 2000, the Company realigned certain elements of its business to bring clarity to its operations and respond to the demands of its customers for fully-bundled integrated services. As a result of these changes, the components of the retail segment have been absorbed by the Company's other business segments based on the nature of the customer served, and accordingly, will be managed and reported in these segments beginning in 2000.

COMPETITION

    The Company competes in several market segments within the commercial real estate industry, each of which is highly competitive on a national and a local level. The Company faces competition from other real estate services providers, consulting firms and in-house corporate real estate and infrastructure management departments. Some of the Company's principal competitors in certain of these segments have capabilities and financial resources equal to or greater than those of the Company and a broader global presence. Many of the Company's competitors are local or regional firms which are smaller than the Company on an overall basis, but may be substantially larger than the Company on a local or regional basis. While the Company does not believe that any of its competitors are dominant in the business lines in which the Company operates, the providers of real estate services that compete with the Company on a national level include Jones Lang LaSalle Incorporated, CB Richard Ellis, Cushman &
Wakefield, Inc., Grubb & Ellis and Insignia Financial Group. The Company has faced increased competition in recent years which has, in some cases, resulted in lower service fees, or compensation arrangements more closely aligned with the Company's performance in rendering services to its clients. In recent years, there has been a significant increase in real estate ownership by REITs that self-manage their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third party service providers, decrease the demand for the Company's services and thereby significantly increase its competition. In general, the Company expects the industry to become increasingly competitive in the future. There can be no assurance that such competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

    As of December 31, 1999, the Company had approximately 6,500 employees. Employees of the Company at certain properties located in San Francisco, California; Las Vegas, Nevada and Reno, Nevada are currently represented by a labor union. The unions represented at the respective locations are:
International Union of Operating Engineers, Stationary Engineers, Local No. 39 (San Francisco, California); Southern California and Nevada Regional Council of Carpenters (Las Vegas, Nevada); Carpenters Local Union #971 and Nevada Chapter Associated General Contractors of America, Inc. and Laborers' International Union of North America-AFL-CIO Local No. 169 (Reno, Nevada).

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

    Some of the properties owned, operated or managed by the Company are on, adjacent to or near properties that have contained in the past, or currently contain, underground and/or above-ground storage tanks used to store regulated substances such as petroleum products or other hazardous or toxic substances. Some of the properties owned, operated or managed by the Company are in the vicinity of properties which are currently, or have been, subject to releases of regulated substances and remediation activity, and the Company is currently aware of several properties owned, operated or managed by the Company which may be impacted by regulated substances which may have migrated from adjacent or nearby properties or which may be within the borders of areas suspected to be impacted by regional groundwater contamination. In addition, the Company is aware of the presence or the potential presence of regulated substances at several properties owned, operated or managed by it, which may have resulted from historical or ongoing soil or groundwater activities on those properties. Based on the information available to date, the Company believes that the environmental issues described above are being or have been appropriately managed and will not have a material adverse effect on the Company.

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

RISK FACTORS

    An investment in the Company involves certain risks. Readers should read this entire report carefully and should consider among other things, the risks described below.

    DEALINGS WITH AND RELIANCE ON AFFILIATES; POTENTIAL CONFLICTS OF INTEREST. Crow Holdings and its affiliates are collectively the Company's largest customer, accounting for approximately 3.8% of 1999 revenues. The Company is not certain that Crow Holdings or its affiliates will continue to transact business with the Company.

    Because Crow Holdings and its owners hold significant amounts of common stock and conduct real estate activities in direct competition with the Company, the Company's relationship with these entities could give rise to conflicts of interest. These competing activities may create a conflict with a major customer or cause confusion in the real estate or capital markets. The Company has an approval policy intended to help it manage potential conflicts involving related parties, but the Company cannot be sure this policy will be effective.

    TRADE NAME LICENSE. The Company has entered into a license agreement ("the License Agreement") with an affiliate of Crow Holdings that allows it to use the name "Trammell Crow" perpetually throughout the world in any business except the residential real estate business. This license can be revoked if the Company fails to maintain certain quality standards or infringe upon certain of such affiliate's intellectual property rights.

    If the Company loses the right to use the Trammell Crow name, the Company's business will suffer significantly. The License Agreement permits certain existing uses of this name by affiliates of Crow Holdings. The use of the Trammell Crow name or other similar names by third parties may create confusion or reduce the value associated with the Trammell Crow name.

    CONTROL BY EXISTING STOCKHOLDERS. As of March 15, 2000, the Company's directors, officers and employees owned at least 49% of the common stock outstanding. These individuals will be able to control the Company's affairs and policies and will be able to approve or disapprove most matters submitted to a vote of its stockholders, including the election of directors. This concentration of ownership could delay or prevent a change in control.

    RAPID GROWTH. The Company has grown significantly in recent years and intends to continue to pursue an aggressive growth strategy in the future. This historical growth and any significant future growth will continue to place demands on the Company's resources. The Company's future success and profitability will depend, in part, on its ability to enhance its management and operating systems, manage and adapt to rapid changes in technology, obtain financing for capital expenditures or strategic acquisitions, retain employees due to policy and procedural changes and retain customers due to the Company's ability to manage change. The Company may not be able to successfully manage any significant expansion or obtain adequate financing on favorable terms, if at all.

    ACQUISITIONS. The Company completed five strategic acquisitions in 1998 and one in 1999 and intends to pursue other acquisitions. In the future, the Company may not be able to acquire businesses on favorable terms, and may have to use a substantial portion of its capital resources for any such acquisitions. Challenges and issues commonly encountered in strategic acquisitions include:

    - diversion of management's attention to assimilating the acquired business;

    - maintaining employment relationships with the Company's employees and employees of an acquired business;

    - adverse short-term effects on operating results;

    - integrating financial and other administrative systems;

    - amortization of any acquired intangible assets; and

    - maintaining uniform standards, controls, procedures and policies.

    In addition, the acquired businesses' customers could cease to do business with the Company. Potential conflicts between the Company's customers and those of an acquired business could threaten its business relationships. If the Company is not able to manage these risks, its business could suffer significantly.

    REAL ESTATE INVESTMENT AND CO-INVESTMENT ACTIVITIES. Selective investment in real estate projects is an important part of the Company's strategy. These activities involve the inherent risk of loss of the Company's investment. As of December 31, 1999, the Company was involved as a principal in 93 "in process" real estate development projects with an estimated aggregate cost of approximately $1.2 billion. As of December 31, 1999, the Company had invested approximately $76.2 million and had assumed approximately $47.6 million in recourse obligations with respect to such projects.

    Because the disposition of a single significant investment can impact the Company's financial performance in any period, its real estate investment activities could increase fluctuations in the Company's net earnings and cash flow. The Company has limited control over the timing of the disposition of these investments and the recognition of any related gain or loss.

    The commercial real estate market is cyclical and depends on the perceptions of real estate investors as to general economic conditions. Because the Company's investment strategy typically entails making relatively modest investments alongside its corporate and institutional clients, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. During the last half of 1998, the Company observed evidence that providers of capital for real estate investment were beginning to take a more cautious approach regarding investments in development projects, and through 1999, continued to note such caution on the part of capital providers. The Company expects that this trend, together with increases in interest rates during 1999 and thus far in 2000, will cause the Company's development and investment revenues to decline slightly in 2000 and profits to be relatively consistent with 1999 levels.

    FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. In recent years, the Company's revenues have been lower in the first three quarters because its clients tend to close transactions toward the end of their fiscal years (typically the calendar year). This causes the Company to earn a significant portion of its revenues under transaction-oriented service contracts in the fourth quarter. In addition, a growing portion of the Company's property management and outsourcing contracts provide for bonus payments if it achieves certain performance targets. These incentive payments are generally earned in the fourth quarter. Furthermore, revenues can be influenced by the timing of significant individual transactions. The Company plans its capital and operating expenditures based on its expectations of future revenues. If revenues are below expectations in any given quarter, the Company may be unable to adjust expenditures to compensate for any unexpected revenue shortfall. The Company's business could suffer as a consequence.

    COMPETITION. The Company competes in several market segments within the commercial real estate industry, each of which is highly competitive on a national and a local level. The Company faces competition from other real estate services providers, consulting firms and in-house corporate real estate and outsourcing services departments. In recent years, there has been a significant increase in real estate ownership by REITs that self-manage their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third party service providers, decrease the demand for our services and thereby significantly increase its competition.

    SHARES NO LONGER SUBJECT TO LOCK-UP. The market price of the Company's common stock could drop as a result of sales of a large number of shares of common stock in the market, or the perception that such sales could occur. These factors could also make it more difficult for the Company to raise funds through future offerings of common stock.

    In connection with an underwritten offering of common stock by stockholders in March 1999, holders of 19,157,683 shares of common stock executed lock-up agreements for the benefit of the Company and the underwriters of the offering. Pursuant to these lock-up agreements, such holders agreed, subject to certain exceptions, to not sell such shares of common stock for a period of one year. All of these shares could be sold in the public market by their holders at any time on or after March 29, 2000.

    RECRUITING AND RETENTION OF QUALIFIED PERSONNEL. The Company's continued success is highly dependent upon the efforts of its executive officers and key employees. If any of the Company's key employees leave, its business may suffer. The growth of the Company's business is also largely dependent upon its ability to attract and retain qualified personnel in all areas of its business, particularly management. If the Company is unable to attract and retain such qualified personnel, it may be forced to limit its growth, and its business and operating results could suffer. The pace of change within the Company (i.e. organizational and technological) could impact its ability to retain personnel.

    RELIANCE ON MAJOR CLIENTS AND CONTRACT RETENTION. A relatively small number of the Company's clients generate a significant portion of its revenues. The Company's ten largest clients accounted for approximately 22.5% of its total 1999 revenues. The loss of one or more of its major clients could have a material adverse effect on the Company's business.

    In 1999, revenue from property management and outsourcing contracts constituted approximately 20.7% and 22.0%, respectively, of the Company's total revenues. The Company's property management contracts can generally be cancelled upon 30 days notice by either party and its outsourcing services contracts are typically for initial terms of three to five years with options to renew. Accordingly, contracts representing a significant percentage of the Company's revenues are terminable on short notice or may be scheduled to expire in any one year. The Company has been successful in retaining and renewing a significant portion of its contracts, but may not be able to do so in the future. Moreover, increased competition may force the Company to renew such contracts on less favorable terms.

    ENVIRONMENTAL LIABILITY. Various laws and regulations impose liability on real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In the Company's role as a property manager, the Company could be held liable as an operator for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether the Company knew of, or was responsible for, the presence of the hazardous or toxic substances. If the Company fails to disclose environmental issues, the Company could also be liable to a buyer or lessee of the property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the Company incurs in connection with the contamination. If the Company incurs any such liability, its business could suffer significantly.

    ANTI-TAKEOVER CONSIDERATIONS. Some provisions of the Company's certificate of incorporation and certain provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for its common stock. These provisions include:

    - STAGGERED BOARD OF DIRECTORS. The Company's Board of Directors is divided into three classes serving terms currently expiring in 2000, 2001 and 2002. Because the Company's Board of Directors is divided into classes, members of its Board of Directors may only be removed from office prior to the expiration of their terms if such removal is for "cause." Therefore, the staggered terms of directors may limit the ability of holders of common stock to complete a change of control.

    - STOCKHOLDER PROPOSALS. The Company's stockholders must follow an advance notification procedure for certain stockholder nominations of candidates for the Company's Board of Directors and for certain other business to be conducted at any stockholders' meeting. This limitation on stockholder proposals could inhibit a change of control.

    - PREFERRED STOCK. The Company's certificate of incorporation authorizes the Company's Board of Directors to issue up to 30,000,000 shares of preferred stock having such rights as may be designated by the Company's Board of Directors, without stockholder approval. The issuance of such preferred stock could inhibit a change of control.

    - DELAWARE ANTI-TAKEOVER STATUTE. Section 203 of the Delaware General Corporation Law restricts certain business combinations with interested stockholders upon their acquiring 15% or more of the Company's common stock. This statute may have the effect of inhibiting a non-negotiated merger or other business combination.

    FORWARD-LOOKING STATEMENTS. This report includes forward-looking statements. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions, including, among other things:

    - Timing of individual development, brokerage and retail build-to-suit transactions,

    - The Company's ability to implement cost containment measures and achieve economies of scale,

    - The Company's ability to attract new outsourcing customers,

    - The Company's ability to manage fluctuations in net earnings and cash flow which could result from its increased participation as a principal in real estate investments,

    - The Company's ability to continue to pursue an aggressive growth strategy (including through acquisitions),

    - The Company's ability to compete in highly competitive national and local business lines,

    - The Company's ability to attract and retain qualified personnel in all areas of its business (particularly management) and

    - The Company's ability to successfully implement technological initiatives.

    In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

    The Company's executive offices are located at 2001 Ross Avenue, 3400 Trammell Crow Center, Dallas, Texas 75201 and consist of approximately 32,441 square feet of leased office space. The Company's telephone number at such address is (214) 863-3000. The Company's lease at its executive offices will expire on December 31, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock was listed on the New York Stock Exchange ("NYSE") on November 25, 1997 under the symbol "TCW." On June 3, 1998, the Common Stock began trading under the symbol "TCC." At March 15, 2000, 34,872,694 shares were held by approximately 467 stockholders of record. The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Transaction Tape on a quarterly basis for the last two fiscal years.

                                                              HIGH       LOW
                                                            --------   --------
1998
  First Quarter...........................................  $30.875    $22.688
  Second Quarter..........................................  $37.563    $25.500
  Third Quarter...........................................  $33.500    $25.375
  Fourth Quarter..........................................  $28.000    $15.000
1999
  First Quarter...........................................  $28.000    $14.250
  Second Quarter..........................................  $19.125    $15.750
  Third Quarter...........................................  $18.500    $12.250
  Fourth Quarter..........................................  $15.875    $10.500

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

    In November 1999, the Company announced that its Board of Directors had approved a stock repurchase program. The repurchase program authorized the repurchase of up to $10.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through December 31, 1999, the Company had purchased 780,900 shares at an average cost of $11.59 per share with funds generated from operations and existing cash. Through March 15, 2000, the Company had repurchased a total of 830,700 shares at an average cost of $11.57 per share. The Company placed the repurchased shares in treasury and expects that the shares will be reissued in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's Long-Term Incentive Plan, as well as for other corporate purposes.

    In April 1999, the Company issued to John McMahan Group 1,970 shares of common stock. The shares were issued in consideration for the recipient's agreement to provide certain consulting services to the Company. Such shares were issued without registration under the Securities Act, in reliance on
Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

    In April 1999, the Company issued to Monitor Company 5,788 shares of common stock. The shares were issued in consideration for the recipient's agreement to provide certain consulting services to the Company. Such shares were issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

    On April 20, 1999, pursuant to an agreement and plan of merger, PrimeWest Real Estate Services, Inc., an Arizona corporation ("PrimeWest"), was merged into a wholly-owned subsidiary of the Company, and the Company acquired all of the outstanding shares of common stock of PrimeWest. In connection with this transaction, the stockholders of PrimeWest received 39,438 shares of common stock and the right to receive certain cash payments and up to an additional 39,438 shares of common stock if certain conditions are met. Such shares were issued on May 12, 1999 without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

    In July, 1999 in connection with the Phoenix Acquisition, the Company issued 268,306 shares of common stock to a trustee who has agreed to hold the shares until they are to be transferred to Phoenix, or under certain circumstances, the Company. Such shares were issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 have been audited by Ernst & Young LLP, independent auditors, whose report thereon appears elsewhere herein.

    The selected financial data should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and the financial statements and notes thereto contained elsewhere in this report.

                                                              YEAR ENDED DECEMBER 31
                                        -------------------------------------------------------------------
                                           1995          1996          1997          1998          1999
                                        -----------   -----------   -----------   -----------   -----------
                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Property management services........  $    96,705   $    95,293   $    91,936   $   120,807   $   142,405
  Brokerage services..................       61,960        72,095        91,053       152,154       212,028
  Development and construction
    services..........................       20,382        22,732        40,054        65,942        92,161
  Outsourcing services................       38,681        50,836        68,719       105,129       151,495
  Retail services.....................        1,510         2,393         5,318        19,700        30,322
  Income from unconsolidated
    subsidiaries......................          114           594           512        18,438        23,338
  Gain on disposition of real
    estate............................        5,026         6,630        10,241        31,658        33,410
  Other...............................        2,824         4,882         5,806         3,695         2,284
                                        -----------   -----------   -----------   -----------   -----------
  Total revenues......................      227,202       255,455       313,639       517,523       687,443
  Salaries, wages and benefits........      130,248       137,794       161,425       269,780       356,849
  Non-recurring compensation costs....           --            --        33,085            --            --
  Commissions.........................       23,730        27,119        39,121        67,508        97,838
  General and administrative..........       40,671        41,421        55,884        78,344        97,530
  Profit sharing......................       15,893        20,094        23,514            --            --
  Other...............................        8,526         9,087        17,997        25,766        45,629
                                        -----------   -----------   -----------   -----------   -----------
  Operating costs and expenses........      219,068       235,515       331,026       441,398       597,846
                                        -----------   -----------   -----------   -----------   -----------
  Income (loss) before income taxes...        8,134        19,940       (17,387)       76,125        89,597
  Income tax provision (benefit)......        3,793         7,826        (3,367)       29,674        35,154
                                        -----------   -----------   -----------   -----------   -----------
  Net income (loss)...................  $     4,341   $    12,114   $   (14,020)  $    46,451   $    54,443
                                        ===========   ===========   ===========   ===========   ===========
  Earnings (loss) per share (1):
    Basic.............................                              $      (.42)  $      1.36   $      1.56
    Diluted...........................                              $      (.42)  $      1.28   $      1.50
  Weighted Average Common Shares
    Outstanding (1):
    Basic.............................                               33,583,467    34,059,155    34,991,707
    Diluted...........................                               33,583,467    36,216,352    36,411,063
OTHER DATA:
  EBITDA, as adjusted (2).............  $    32,033   $    48,915   $    59,522   $    96,811   $   116,647
  Net cash provided by (used in)
    operating activities..............       10,648        25,148        (4,978)        7,677        (1,675)
  Net cash used in investing
    activities........................         (646)       (5,019)      (26,619)      (94,289)      (20,144)
  Net cash provided by (used in)
    financing activities..............       (5,457)       (1,779)       69,839        77,811       (18,599)

                                                                    DECEMBER 31
                                        -------------------------------------------------------------------
                                           1995          1996          1997          1998          1999
                                        -----------   -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents...........  $    40,155   $    58,505   $    96,747   $    87,946   $    47,528
  Total assets........................      114,315       194,314       326,236       468,515       638,010
  Long-term debt......................        7,065        12,361         2,430        85,995        64,084
  Notes payable on real estate held
    for sale..........................       13,182        67,810        76,623        56,344       134,827
  Total liabilities...................       95,090       160,018       169,305       262,536       352,205
  Minority interest...................        3,932         3,294        19,859        13,967        34,153
  Stockholders' equity................       15,293        31,002       137,072       192,012       251,652

--------------------------

(1) Earnings per share and weighted average common shares outstanding for the years prior to 1997 are not relevant due to the change in capital structure effected in connection with a reincorporation transaction in the fourth quarter of 1997. The weighted average shares outstanding used to calculate basic and diluted earnings per share for 1997 include the shares issued in the initial public offering and in the reincorporation transaction as if they were outstanding for the entire period.

(2) EBITDA, as adjusted, represents earnings before interest, income taxes, depreciation and amortization, royalty and consulting fees, profit sharing, the non-cash, non-recurring charge to income related to the stock options granted under the Company's 1997 Stock Option Plan assumed by the Company in connection with the reincorporation transaction (the "Assumed Option Plan") and the non-recurring charge to income resulting from the settlement of claims by certain former employees arising out of a terminated stock appreciation rights plan. Management believes that EBITDA, as adjusted, can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative to: (i) net earnings (determined in accordance with generally accepted accounting principles ("GAAP"));
    (ii) operating cash flow (determined in accordance with GAAP); or
    (iii) liquidity. The Company's calculation of EBITDA, as adjusted, may differ from similarly titled items reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in Item 14(a)(1) and (2) of this Annual Report on Form 10-K.

OVERVIEW

    Trammell Crow Company is one of the largest diversified commercial real estate service firms in North America. As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, through the end of 1999, the Company had three reportable segments which paralleled the organization's management. Two of these segments were the nationally organized businesses of outsourcing and retail services, with the third being the local business units. The local business units segment included the Company's 30 business units located throughout the United States that conduct the Company's property management, brokerage and development and investment businesses.

    The Company's annual revenues increased to $687.4 million in 1999 from $313.6 million in 1997. This revenue growth was achieved during a period when the composition of the Company's revenues shifted significantly as the Company increased the roles which brokerage, development and investment, outsourcing and retail services play in its overall strategy. From 1997 to 1999, the percentage of the Company's revenues generated by its property management services business declined from 29.3% to 20.7%. Over this same period, revenues from brokerage, development and investment (including income from unconsolidated subsidiaries and gain on disposition of non-retail real estate projects), outsourcing and retail services (including gain on disposition of retail build-to-suit real estate projects) increased from a combined 68.8% of total revenues to 78.9% of total revenues.

    The Company's revenue streams consist primarily of recurring payments made pursuant to service contracts and variable transaction-oriented payments. The Company typically receives base monthly fees from clients for services provided in its property management business. A majority of the fees generated by the Company's outsourcing services business are contractual and recurring in nature. The Company typically earns fees from its development and construction services business which are based upon a negotiated percentage of a project's cost, and the Company may receive incentive bonuses for completing a development project under budget and within certain critical time deadlines, and for achieving specified leasing targets. The fees generated in the Company's brokerage and retail services businesses are typically paid in connection with the consummation of a transaction such as the purchase or sale of commercial property or the execution of a lease. Revenues from the Company's investment activities primarily consist of gain on disposition of real estate and income from unconsolidated subsidiaries that hold real estate assets. The Company has limited control over the timing of the disposition of these investments and the recognition of any related gain or loss. Because the disposition of a single significant investment can impact the Company's financial performance in any period, these investment activities could create fluctuations in the Company's revenues. Because the Company's investment strategy typically entails making relatively modest investments alongside its corporate and institutional clients, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. During the last half of 1998, the Company observed some evidence that providers of capital for real estate investment were beginning to take a more cautious approach regarding investment in development projects, and through 1999, continued to note such caution on the part of capital providers. The Company expects that this trend, together with increases in interest rates during 1999 and thus far in 2000, will cause the Company's development and investment revenues to decline slightly in 2000 and profits to be relatively consistent with 1999 levels. In 1999, the percentage of the Company's total revenues (including $2.3 million in other revenues) generated by each of its property management, brokerage, development and investment, outsourcing and retail businesses was 20.7%, 30.9%, 21.4%, 22.1% and 4.9%, respectively.

    The Company's operating expenses consist of salaries, wages and benefits, commissions, general and administrative expenses, depreciation and amortization expense, interest and minority interest. Salaries, wages and benefits and commissions constitute a majority of the Company's total operating costs and expenses.

    Over the last three years, an average of 32.7% of the Company's income before income taxes (adjusted in 1997 to add back the non-cash charge related to the options granted under the Assumed Option Plan and the expense related to the settlement of claims by certain former employees arising out of the termination of a Stock Appreciation Rights Plan) has been generated in the fourth quarter, due primarily to a calendar year-end focus by the commercial real estate industry on the completion of transactions. In addition, certain of the Company's property management and outsourcing contracts provide for bonus payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. In contrast, the Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. See "--QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY."

    The Company intends to continue to pursue an aggressive growth strategy by expanding client relationships, expanding the breadth of its service offerings, making selective co-investments with its clients and pursuing selective strategic acquisitions. The Company has primarily used borrowings under its $150 million revolving line of credit and internally generated funds to finance its growth. See "--LIQUIDITY AND CAPITAL RESOURCES."

GOODWILL AND OTHER INTANGIBLES

    Goodwill and other intangibles represent 21.4% and 54.3% of the Company's total assets and total stockholders' equity, respectively, at December 31, 1999. The goodwill reflects the excess of the purchase price over the fair value of the net assets of real estate service companies acquired by the Company, primarily in 1997, 1998 and 1999. See ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, NOTE 13. The other intangibles represent property management contracts and employment/non-compete agreements for certain employees entered into in connection with these acquisitions and in connection with other employment/non-compete arrangements.

    Because the Company's acquisitions have been of real estate service companies, no significant tangible assets have been acquired. Management has considered several factors to determine the expected benefit period for the goodwill: (i) the longevity of the Company's business; (ii) the length of time the acquired companies had been in operation; (iii) the cash flows expected to be directly generated from the acquired companies; and (iv) the additional cash flows expected to be generated by the Company's existing businesses as a result of the enhanced service offerings and expertise in different business or geographic areas obtained through these acquisitions. The Company has considered the average life of its property management contracts to determine the period over which to amortize the intangibles related to acquired property management contracts. The Company amortizes intangibles resulting from employment/non-compete agreements over the terms in which each contract is in effect.

    While all of the acquired companies have been integrated into the Company's operations to some degree, a few of the acquired companies still maintain separate financial information. Where financial information of the acquired company can be segregated, management has compared the results of operations of the acquired company to the expected results at the time of acquisition to assess the recoverability of goodwill and the related intangibles. Where the acquired companies have been fully integrated into existing operations, management has evaluated the growth in operations, and expected future growth in operations, of the Company as a whole, as well as the impact of the acquisition on the Company's ability to win new business.

    At December 31, 1999, the Company's management has concluded that there is no persuasive evidence that any material portion of the goodwill and other intangibles will dissipate over a shorter period than the amortization periods used.

RESULTS OF OPERATIONS

    The following table sets forth items from the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999, as a percent of total revenue for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
REVENUES:
Property management services................................    29.3%      23.3%      20.7%
Brokerage services..........................................    29.0%      29.4%      30.8%
Development and construction services.......................    12.8%      12.7%      13.4%
Outsourcing services........................................    21.9%      20.3%      22.0%
Retail services.............................................     1.7%       3.8%       4.4%
Income from unconsolidated subsidiaries.....................     0.2%       3.6%       3.4%
Gain on disposition of real estate..........................     3.3%       6.1%       4.9%
Other.......................................................     1.8%       0.8%       0.4%
                                                               ------     ------     ------
Total revenues..............................................   100.0%     100.0%     100.0%
Salaries, wages and benefits................................    51.5%      52.1%      51.9%
Non-recurring compensation costs............................    10.5%         --         --
Commissions.................................................    12.5%      13.0%      14.2%
General and administrative..................................    17.8%      15.1%      14.2%
Profit sharing..............................................     7.5%         --         --
Other.......................................................     5.7%       5.0%       6.6%
                                                               ------     ------     ------
Total operating costs and expenses..........................   105.5%      85.2%      86.9%
                                                               ------     ------     ------
Income (loss) before income taxes...........................   (5.5)%      14.8%      13.1%
Income tax expense (benefit)................................   (1.1)%       5.7%       5.1%
                                                               ------     ------     ------
Net income (loss)...........................................   (4.4)%       9.1%       8.0%
                                                               ======     ======     ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUES. The Company's total revenues increased $169.9 million, or 32.8%, to $687.4 million in 1999 from $517.5 million in 1998.

    Property management services revenue, which represented 20.7% of the Company's total revenue in 1999, increased $21.6 million, or 17.9%, to $142.4 million in 1999 from $120.8 million in 1998. This increase was primarily due to an overall increase in the number of square feet under management in 1999, which was attributable to a focus on larger institutional customers and the acquisitions of Tooley in March of 1998 and Faison in July 1998.

    Brokerage services revenue, which represented 30.8% of the Company's total revenue in 1999, increased $59.8 million, or 39.3%, to $212.0 million in 1999 from $152.2 million in 1998. The revenue growth resulted from an increase in the number of brokerage transactions, fueled by an increase of 26.4% in the average number of brokers employed in 1999 compared to 1998, coupled with an increased focus on larger transactions.

    Revenues from development and investment activities (consisting of development and construction service fees, income from unconsolidated subsidiaries and gain on disposition of non-retail real estate projects) totaled $145.8 million in 1999, and represented 21.2% of the Company's 1999 total revenue. These revenues increased $32.0 million, or 28.1%, from $113.8 million in 1998. The revenue growth was primarily due to a significant increase in development and construction management-related fees of $24.0 million, or 50.3%, to $71.7 million in 1999 from $47.7 million in 1998, and an increase in income from unconsolidated subsidiaries resulting from sale of the underlying real estate, which increased $4.9 million, or 26.6%, to $23.3 million in 1999 from $18.4 million in 1998. Income from unconsolidated subsidiaries is primarily generated by sales of properties in the underlying entities in which the Company has an investment. As a result, income from subsidiaries fluctuates with the number of sales and profitability of each of these transactions. The income from unconsolidated subsidiaries in 1999 includes $17.8 million resulting from the consolidation of an entity which accounts for its investment in an underlying entity using the equity method (i.e., as an unconsolidated subsidiary). The real estate owned by the unconsolidated subsidiary was sold in the third quarter of 1999, which resulted in the gain on sale being reflected in the consolidated financial statements as income from unconsolidated subsidiaries. The minority interest related to the consolidated entity was $15.4 million, resulting in a $2.4 million net impact on the Company's net income.

    A portion of the Company's development and investment activities involves the provision of development services to companies that invest in commercial real estate projects. During the last half of 1998, the Company observed evidence that providers of capital for real estate investment were beginning to take a more cautious approach regarding investments in development projects, and through 1999, continued to note such caution on the part of capital providers. The Company expects that this trend, together with increases in interest rates during 1999 and thus far in 2000, will cause the Company's development and investment revenues to decline slightly in 2000 and profits to be relatively consistent with 1999 levels.

    Outsourcing services revenues, which represented 22.0% of the Company's total revenue in 1999, increased $46.4 million, or 44.1%, to $151.5 million in 1999 from $105.1 million in 1998. The revenue growth resulted primarily from
(i) the Phoenix Acquisition in July 1999, (ii) the expansion of services provided to existing customers, and (iii) the addition of several new customers. Contributing significantly to profitability of the outsourcing services segment was a budgeted $2.4 million annual minimum fee guarantee received from a customer in 1999.

    Retail revenues (including services revenues and gain on disposition of retail build-to-suit real estate projects) totaled $33.4 million in 1999, and represented 4.9% of the Company's 1999 total revenue. These revenues increased $11.5 million, or 52.5%, from $21.9 million in 1998. This revenue growth was primarily a result of the addition of approximately 10.0 million square feet of regional malls under management due to the Faison Acquisition in July of 1998.

    OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased $156.4 million, or 35.4%, to $597.8 million in 1999 from $441.4 million in 1998.

    The increase in operating costs and expenses was largely due to a 32.3% increase in salaries, wages, and benefits in 1999, resulting primarily from increases in staffing and, to a lesser extent, rising pressure on labor costs. The Company added approximately 1,400 employees in 1999 due to the acquisitions of real estate service companies, new outsourcing wins and support for internal growth in the Company's business.

    Commissions increased 44.9%, to $97.8 million, in 1999 from $67.5 million in 1998, primarily as a result of the increased brokerage activities giving rise to the significant growth in the Company's brokerage services revenues.

    General and administrative expenses increased $19.2 million, or 24.5%, to $97.5 million in 1999 from $78.3 million in 1998. The increase is primarily due to a company-wide increase in administrative costs resulting from the overall increase in number of employees and, to a lesser extent, an increase in management information systems costs. Additionally, general and administrative expenses increased in part due to expenses incurred in connection with the integration into the Company's business of the operations acquired in the Faison Acquisition and with several initiatives begun in the third and fourth quarters of 1998 which are intended to increase revenues and income in future periods. These initiatives include upgrading the Company's management information systems and making targeted investments to add capacity in the Company's development and investment, outsourcing, retail and brokerage businesses. Additionally, in the third quarter of 1999, the Company outsourced much of its management information systems support functions, resulting in a shift of costs from salaries, wages and benefits to general and administrative expenses. General and administrative expenses decreased slightly from 1998 to 1999 as a percentage of revenues, due to economies of scale recognized.

    Minority interest increased $13.5 million, or 264.7%, in 1999 from $5.1 million in 1998. The increase is primarily due to minority interest of approximately $15.4 million related to the transaction described above in the discussion of revenues from development and investment activities.

    Other expenses (consisting of depreciation, amortization and interest) increased $6.4 million, or 30.9%, in 1999 from $20.7 million in 1998. The increase in other expenses is primarily a result of amortization of goodwill related to acquisitions and increased depreciation as a result of increased fixed asset expenditures.

    INCOME BEFORE INCOME TAXES. The Company's income before income taxes increased $13.5 million to $89.6 million in 1999 from $76.1 million in 1998, due to the fluctuations in revenues and expenses described above.

    NET INCOME. Net income increased $7.9 million, to $54.4 million in 1999 from $46.5 million in 1998, due to the fluctuations in revenues and expenses described above.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUES. The Company's total revenues increased $203.9 million, or 65.0%, to $517.5 million in 1998 from $313.6 million in 1997.

    Property management services revenue, which represented 23.3% of the Company's total revenue in 1998, increased $28.9 million, or 31.4%, to $120.8 million in 1998 from $91.9 million in 1997. This increase was primarily due to an increase in square feet under management in 1998, which resulted primarily from the acquisitions of Tooley in March of 1998 and Faison in July 1998.

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

    Revenues from development and investment activities (consisting of development and construction service fees, income from unconsolidated subsidiaries and gain on disposition of non-retail real estate projects) totaled $113.8 million in 1998, and represented 22.0% of the Company's 1998 total revenue. These revenues increased $64.2 million, or 129.4%, from $49.6 million in 1997. The revenue growth was primarily due to (i) a significant increase in 1998 in the number of development projects with respect to which the Company receives development fees, which increased $16.8 million, or 100.6%, to $33.5 million in 1998 from $16.7 million in 1997, (ii) an increase in income from unconsolidated subsidiaries resulting from sale of the underlying real estate, which increased $17.9 million, or 3580.0%, to $18.4 million in 1998 from $.5 million in 1997, and (iii) an increase in gain on disposition of real estate, which increased $20.4 million, or 226.7%, to $29.4 million in 1998 from $9.0 million in 1997. The income from unconsolidated subsidiaries in 1998 includes the Company's share of gain on sales of 12 real estate projects, including one atypically large and profitable transaction that closed in the fourth quarter and contributed approximately $10.1 million of revenues and $6.2 million of net income. The gain on disposition of real estate reflects the sale of 34 real estate projects in 1998 compared to seven in 1997.

    Outsourcing services revenues, which represented 20.3% of the Company's total revenue in 1998, increased $36.4 million, or 53.0%, to $105.1 million in 1998 from $68.7 million in 1997. The revenue growth resulted primarily from the addition of new customers, including two significant new customers in the financial services industry, and the expansion of services provided to existing customers.

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

    The increase in operating costs and expenses was primarily due to a 67.2% increase in salaries, wages, and benefits in 1998, resulting primarily from an increase in staffing. The Company added approximately 2,000 employees in 1998 due to the acquisitions of real estate service companies, staffing requirements of the outsourcing services business and support for internal growth in the Company's other lines of business. Salaries, wages and benefits also include incentive compensation, in the form of bonus payments, earned by certain employees in 1998 related to the Company's development activities. Additionally, compensation increased in 1998 from 1997 due to the impact of the new compensation structure adopted in connection with the Company's initial public offering in the fourth quarter of 1997.

    The Company incurred a $33.1 million non-cash, non-recurring charge in 1997 related to the stock options granted under the Assumed Option Plan, for which there was no corresponding charge in 1998.

    Commissions increased 72.6%, to $67.5 million, in 1998 from $39.1 million in 1997, primarily as a result of the increased brokerage activities giving rise to the significant growth in the Company's brokerage services revenues.

    General and administrative expenses increased $22.4 million, or 40.1%, to $78.3 million in 1998 from $55.9 million in 1997. The increase is primarily due to increases in rent, travel and overhead costs of the outsourcing services business resulting from the addition of new customers and the expansion of services provided to existing customers, a company-wide increase in administrative costs resulting from the overall increase in number of employees, and costs associated with being a public company. Additionally, general and administrative expenses increased in part due to expenses incurred in connection with the integration into the Company's business of the operations acquired in the Faison Acquisition and with several initiatives begun in the third and fourth quarters and intended to increase revenues and income in future periods. These initiatives include upgrading the Company's management information systems and making targeted investments to enhance its development and investment, outsourcing services and brokerage businesses. The increases in general and administrative expenses were partially mitigated by the $4.4 million non-recurring charge in 1997 resulting from the settlement of claims by certain former employees arising out of a terminated stock appreciation rights plan, for which there was no corresponding charge in 1998. General and administrative expenses decreased slightly from 1997 to 1998 as a percentage of revenues, due to economies of scale recognized.

    The Company had no profit sharing expense in 1998 compared to $23.5 million in 1997, as future profits participation under the Company's profit sharing plan was terminated in conjunction with the Company's 1997 initial public offering and with the adoption of the Company's current compensation structure.

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

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

    The following table presents unaudited quarterly results of operations data for the Company for each of the four quarters of 1999 and 1998. This quarterly information is unaudited but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period. Revenues during the fourth fiscal quarter historically have been somewhat greater than in the first three fiscal quarters, primarily because the Company's clients have a demonstrated tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

                                                                    QUARTER ENDED
                                                   ------------------------------------------------
                                                   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                   --------   --------   ------------   -----------
                                                                    (IN THOUSANDS)
1999:
Revenues.........................................  $134,789   $149,736     $195,682      $207,236
Income before income taxes.......................    11,912     13,823       27,709        36,153
Net income.......................................     7,103      8,264       16,699        22,377
1998:
Revenues(1)......................................  $ 88,959   $113,536     $144,461      $170,567
Income before income taxes.......................    10,568     18,141       24,180        23,236
Net income.......................................     6,329     10,851       14,284        14,987

------------------------

(1) Certain revenues for the periods ended March 31, June 30 and September 30 have been reclassified to conform to the presentation for the quarter and year ended December 31, 1998. As a result, revenues differ from the amounts reported in the Company's Quarterly Reports on Form 10-Q for 1998. These reclassifications do not impact net income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources requirements include the funding of working capital needs, primarily accounts receivable from its clients; the funding of capital investments, including the acquisition of other real estate service companies; expenditures for real estate held for sale and payments on notes payable associated with its development and investment activities; and expenditures related to upgrading the Company's management information systems. The Company finances its operations with internally generated funds and borrowings under the Credit Facility (described below). The portion of the Company's development and investment business that includes the acquisition and development of real estate is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

    Net cash used by operating activities totaled $1.7 million for the year ended December 31, 1999, compared to net cash provided by operating activities of $7.7 million in 1998. This change is primarily due to $52.2 million used for development activity (real estate held for sale, net of related borrowings) in 1999 compared to $7.7 million used in 1998. The increased uses of cash were partially offset by increased cash generated from the Company's services business--$56.4 million in 1999 compared to $30.4 million in 1998. In addition, the Company used only $5.9 million in 1999 for profit sharing compared to $15.0 million in 1998. Net cash provided by operating activities totaled $7.7 million for the year ended December 31, 1998, compared to net cash used in operating activities of $5.0 million in 1997. This change is primarily due to $7.7 million used for development activity in 1998 compared to $23.6 million in 1997, and payment in 1998 of profit sharing distributions totaling $15.0 million compared to $21.9 million paid in 1997. In addition, cash generated from the Company's services business decreased from $40.5 million in 1997 to $30.4 million in 1998.

    Net cash used by investing activities totaled $20.1 million for the year ended December 31, 1999, compared to $94.3 million for 1998. This change is primarily due to reduced acquisition activity in 1999. Net cash used in investing activities totaled $94.3 million for the year ended December 31, 1998, compared to $26.6 million for 1997. This change is primarily attributable to the acquisitions of Tooley, Fallon, Hines & O'Connor and Faison in March, May and July 1998, respectively. Also, expenditures for furniture and equipment increased, primarily relating to expanding the Company's management information systems and costs relating to the Company's centralized call center.

    Net cash used by financing activities totaled $18.6 million for the year ended December 31, 1999, compared to net cash provided by financing activities of $77.8 million for 1998. This change is primarily attributable to repayment, net of borrowings, in 1999 of $20.0 million on the Company's revolving line of credit using available cash, compared to net borrowings of $82.1 million in 1998. In addition, the Company received contributions from minority interest holders, net of distributions, of $5.4 million in 1999 as compared to distributions, net of contributions, of $11.4 million in 1998. The Company also repurchased common stock of $9.0 million in 1999. Net cash provided by financing activities totaled $77.8 million for the year ended December 31, 1998, compared to $69.8 million for 1997. This increase in cash provided by financing activities is due to: (i) net borrowings under the Credit Facility of $82.1 million in 1998 compared to net repayments of debt of $11.4 million in 1997;
(ii) the issuance of common stock for total proceeds of $7.8 million in 1998, as compared to $90.2 million in 1997 from the sale of common stock, net of offering costs; (iii) dividends of $15.0 million paid in 1997 (no dividends were paid in 1998); and (iv) distributions made to minority interest holders, net of contributions, of $11.4 million in 1998 compared to contributions, net of distributions, of $5.3 million in 1997.

    The Company has a $150 million revolving line of credit arranged by Bank of America, N.A., as the administrative agent (the "Administrative Agent"). In December 1999, the Company, under the terms of the revolving line of credit, exercised the first of its two one-year extension options and subsequently amended the revolving line of credit (the "Credit Facility"). Under the terms of the Credit Facility, the Company can obtain loans which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate, which is the higher of the prime lending rate announced from time-to-time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin which ranges from 1.25% to 1.75%, depending upon the Company's leverage ratio at the date the margin is determined. The Credit Facility contains various covenants such as the maintenance of minimum equity and liquidity and covenants relating to certain key financial data. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150 million commitment. At December 31, 1999, the Company had outstanding borrowings of $62.1 million and unused borrowing capacity (taking into account letters of credit outstanding) under the Credit Facility of approximately $61.7 million. At March 15, 2000, the Company had net additional borrowings of $35.0 million and had a remaining unpaid balance of $97.1 million. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company's indebtedness in excess of $50 million ensuring the net interest is fixed, capped or hedged. In September 1998, the Company entered into an interest rate swap agreement with a notional amount of $135.0 million. The swap agreement established a fixed interest pay rate of 5.29% and expired on June 24, 1999. A new swap agreement with a notional amount of $125.0 million and a fixed interest pay rate of 5.52% was entered into on June 24, 1999 and will expire on March 24, 2000. The weighted average receive rate for the swap agreement was 5.20% for the period ended December 31, 1999. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held for trading purposes. The shares of certain subsidiaries of the Company, accounting for 90% of the consolidated assets, revenues or earnings of the Company, are pledged as security for the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

    In August 1997, Trammell Crow BTS, Inc., a wholly-owned subsidiary of the Company ("TC BTS"), obtained a $20.0 million credit facility (the "Retail BTS Facility") from KeyBank National Association ("KeyBank"). In September 1999, the Retail BTS Facility was modified to increase the credit facility to $30.0 million. Under the modified terms of the Retail BTS Facility, until July 31, 2000, subsidiaries of TC BTS can obtain loans at one of a LIBOR-based interest rate, KeyBank's prime rate or a combination of the two interest rates. The proceeds of any such loans must be used for the construction of retail facilities. On December 31, 1999, the outstanding balance owed under the Retail BTS Facility was $7.0 million. The Retail BTS facility is secured by a first mortgage on and assignment of all rents from the constructed facilities. In addition, TC BTS must guarantee all obligations of its subsidiaries for loans made pursuant to the Retail BTS Facility. The Company must also guarantee the repayment obligations under the Retail BTS Facility with respect to such loans and must guarantee the timely lien- free completion of each retail facility to which such loans relate. As guarantor, the Company is subject to various covenants consistent with financial covenants required by the Credit Facility. The Retail BTS Facility also contains various covenants, such as the maintenance of a minimum net worth and liquidity of TC BTS and prohibition on other TC BTS guarantees of build-to-suit retail projects.

    In December 1998, TCC Triple Net obtained a two-year $20.0 million revolving line of credit ("Triple Net Facility") from KeyBank. Under the terms of the Triple Net Facility, TCC Triple Net can obtain loans at a LIBOR-based interest rate or prime rate, the proceeds of which must be used for the acquisition of retail properties subject to "triple net" leases. On December 31, 1999, there was no outstanding balance under the Triple Net Facility. The Triple Net Facility is nonrecourse to TCC Triple Net and is secured by a first mortgage and assignment of all rents from the acquired properties. The Company will guarantee from 10% to 40% of each such loan depending on the credit rating of the tenant occupying the acquired property. The Company's guarantee percentage will be reduced to 10% for any loan upon the receipt of a qualifying purchase agreement relating to the property underlying such loan. The maximum amount of any advance related to a single property will be either (i) 90% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BBB or higher), or (ii) 80% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BB+ or lower). The Triple Net Facility also contains various covenants, such as the maintenance of minimum equity and liquidity of the Company and covenants relating to certain key financial data of the Company. The restrictions contained in such financial covenants are identical to those set forth in the Credit Facility.

    The Company intends to retain earnings to finance its growth and, therefore, does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Facility, the Retail BTS Facility and the Triple Net Facility and loans secured by underlying real estate will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, acquisitions of service companies and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of its implementation of its growth strategy. The Company regularly considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

EFFECTS OF INFLATION

    The Company does not believe that inflation has had a significant impact on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

    Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation statements containing the words "believes" "anticipates," "expects", "projects", "targets" and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, the matters described in "ITEM 1.
BUSINESS--RISK FACTORS." In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions (including the availability of capital for investment in real estate) and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." A review of the Company's financial instruments, such as its variable rate debt and interest rate swap, revealed that the Company has exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the List of Financial Statements and Financial Statement Schedule on page F-2 for a listing of the Company's financial statements and notes thereto and for the financial statement schedule contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the headings "ELECTION OF DIRECTORS," "DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16 BENEFICIAL OWNERSHIP COMPLIANCE" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the heading "EXECUTIVE COMPENSATION" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the headings "ELECTION OF DIRECTORS," "EXECUTIVE COMPENSATION" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

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

         2.2(1)     First Amendment to Agreement and Plan of Merger dated as of
                      November 20, 1997

         3.1(1)     Certificate of Incorporation of the Company

         3.2(1)     Bylaws of the Company

         4.1(1)     Form of certificate for shares of Common Stock of the
                      Company

        10.1(1)     Credit Agreement dated August 18, 1997, among the Company,
                      Bankers Trust Company and the lenders therein

        10.1.1(2)   First Amendment of Credit Agreement dated December 1, 1997, among the Company, Nations Bank of Texas, N.A, and Bankers
                      Trust Company--January 29, 1998

        10.1.2(2)   Second Amendment of Credit Agreement dated December 1, 1997 among the Company, Nations Bank of Texas, N.A and Bankers
                      Trust Company--April 27, 1998

        10.1.3      Third Amendment of Credit Agreement dated December 1, 1997 among the Company, Bank of America, N.A., f/k/a
                      NationsBank, N.A. and Bankers Trust Company--December 1,
                      1999

        10.2(1)     Form of License Agreement among the Company and CFH

        10.3(1)     Form of Indemnification Agreement, with schedule of
                      signatures

        10.4(1)     Predecessor Company's 1997 Stock Option Plan

        10.5(1)     Company's Long-Term Incentive Plan

        10.5.1(3)   Amendment No. 1 to Long Term Incentive Plan

        10.6(1)     Company's 1995 Profit Sharing Plan

        10.7(4)     Company's Employee Stock Purchase Plan

        10.7.1(5)   First Amendment to the Company's Employee Stock Purchase
                      Plan

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

        10.11(6)    Employment Agreement for Henry J. Faison dated July 2, 1998

        10.12(7)    Master Construction Loan Agreement dated August 4, 1997
                      between Trammell Crow BTS, Inc. and KeyBank National
                      Association.

        10.12.1(7)  First Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--September 15, 1997

        10.12.2(7)  Second Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--May 12, 1998

        10.12.3(7)  Third Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--June 9, 1998

        10.12.4(7)  Fourth Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--December 30, 1998

        10.12.5(8)  Fifth Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--April 23, 1999.

        10.12.6(8)  Sixth Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--May 1, 1999.

        10.12.7     Seventh Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--September 30, 1999.

        10.13(7)    Master Loan Agreement dated December 22, 1998 between TCC
                      NNN Trading, Inc. and KeyBank National Association

        10.14(1)    Acquisition Agreement dated August 15, 1997, among the
                      Company, TCRS, Doppelt and Jeffrey Doppelt

        21.1        Subsidiaries of the Company

        23.1        Consent of Ernst & Young LLP

        24.1        Power of Attorney for J. McDonald Williams

        24.2        Power of Attorney for William F. Concannon

        24.3        Power of Attorney for James R. Erwin

        24.4        Power of Attorney for Jeffrey M. Heller

        24.5        Power of Attorney for Rowland T. Moriarity

        24.6        Power of Attorney for Robert E. Sulentic

        24.7        Power of Attorney for George L. Lippe

        24.8        Power of Attorney for Henry J. Faison

        24.9        Power of Attorney for William P. Leiser

        24.10       Power of Attorney for Harlan R. Crow

        27.1        Financial Data Schedule

------------------------

       (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

       (2) Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998 and incorporated herein by reference.

       (3) Previously filed as an exhibit to the Company's Form S-8 (File Number 333-50585) filed with the Securities and Exchange Commission on June 24, 1999 and incorporated herein by reference.

       (4) Previously filed as an exhibit to the Company's Form S-8 (File Number 333-50579) filed with the Securities and Exchange Commission on April 21, 1998 and incorporated herein by reference.

       (5) Previously filed as an exhibit to the Company's Form S-8 (File Number 333-50579) filed with the Securities and Exchange Commission on June 24, 1999 and incorporated herein by reference.

       (6) Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998 and incorporated herein by reference.

       (7) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File Number 333-72925) filed with the Securities and Exchange Commission on March 9, 1999 and incorporated herein by reference.

       (8) Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 16, 1999 and incorporated herein by reference.

(b) Reports on Form 8-K

        During the last quarter of the Company's fiscal year ended December 31, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission by the Company.

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

                                                       TRAMMELL CROW COMPANY

                                                       By:               /s/ GEORGE L. LIPPE
                                                            ---------------------------------------------
                                                                           George L. Lippe
                                                                PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                                        TITLE                            DATE
                ----                                        -----                            ----
         /s/ GEORGE L. LIPPE
    ----------------------------       President, Chief Executive Officer and Director  March 29, 2000
           George L. Lippe              (Principal Executive Officer)

                  *                    Executive Vice President, Chief Financial
    ----------------------------        Officer and Director (Principal Financial       March 29, 2000
         Robert E. Sulentic             Officer)

                  *
    ----------------------------       Executive Vice President and Treasurer           March 29, 2000
          William P. Leiser             (Principal Accounting Officer)

                  *
    ----------------------------       Director                                         March 29, 2000
           Harlan R. Crow

                  *
    ----------------------------       Chairman of the Board and Director               March 29, 2000
        J. McDonald Williams

                  *
    ----------------------------       Director                                         March 29, 2000
        William F. Concannon

                  *
    ----------------------------       Director                                         March 29, 2000
           James R. Erwin

                  *
    ----------------------------       Director                                         March 29, 2000
          Jeffrey M. Heller

                  *
    ----------------------------       Director                                         March 29, 2000
         Rowland T. Moriarty

                  *
    ----------------------------       Executive Vice President and Director            March 29, 2000
           Henry J. Faison

    George Lippe, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

*By:           /s/ GEORGE L. LIPPE
            ------------------------
                 George L. Lippe                                                            March 29, 2000
                ATTORNEY-IN-FACT

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1999
                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                                 DALLAS, TEXAS

                        FORM 10-K-ITEM 14(a)(1) AND (2)

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    The following consolidated financial statements of Trammell Crow Company and Subsidiaries for the year ended December 31, 1999, are included in Item 8:


Report of Independent Auditors..............................   F-3
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................   F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............   F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999,
  1998 and 1997.............................................   F-7
Notes to Consolidated Financial Statements..................   F-8

  The following consolidated financial statement schedule of
    Trammell Crow Company and Subsidiaries is included in
    Item 14(d):
Schedule III--Real Estate Investments and Accumulated
  Depreciation..............................................  F-29
Note to Schedule III--Real Estate Investments and
  Accumulated Depreciation..................................  F-30

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Trammell Crow Company

We have audited the accompanying consolidated balance sheets of Trammell Crow Company and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trammell Crow Company and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 21, 2000

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31
                                                              ----------------------------
                                                                 1999             1998
                                                              -----------      -----------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................   $ 47,528         $ 87,946
  Accounts receivable, net of allowance for doubtful
    accounts of $3,053 in 1999 and $1,977 in 1998...........    122,626           83,870
  Receivables from affiliates...............................      3,333            2,875
  Notes and other receivables...............................      8,510            6,123
  Income taxes recoverable..................................         --              776
  Deferred income taxes.....................................      1,585              874
  Real estate held for sale.................................    219,390           91,501
  Other current assets......................................     16,047           18,780
                                                               --------         --------
    Total current assets....................................    419,019          292,745
Furniture and equipment, net................................     23,116           16,861
Deferred income taxes.......................................      7,086           12,440
Investments in unconsolidated subsidiaries..................     31,291           16,773
Goodwill, net...............................................    119,107          106,936
Other assets................................................     38,391           22,760
                                                               --------         --------
                                                               $638,010         $468,515
                                                               ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $ 47,819         $ 30,536
  Accrued expenses..........................................     93,273           86,184
  Payables to affiliates....................................        730            1,126
  Income taxes payable......................................      6,935               --
  Current portion of long-term debt.........................      1,443            2,724
  Notes payable on real estate held for sale................    134,827           56,344
  Other current liabilities.................................      2,757            1,348
                                                               --------         --------
    Total current liabilities...............................    287,784          178,262
Long-term debt, less current portion........................     62,641           83,271
Other liabilities...........................................      1,780            1,003
                                                               --------         --------
    Total liabilities.......................................    352,205          262,536
Minority interest...........................................     34,153           13,967
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares
    authorized; none issued or outstanding..................         --               --
  Common stock; $0.01 par value; 100,000,000 shares
    authorized; 35,581,620 shares issued and 34,779,895
    shares outstanding in 1999, and 34,477,825 shares issued
    and 34,476,238 shares outstanding in 1998...............        356              345
  Paid-in capital...........................................    174,645          160,733
  Retained earnings.........................................     88,160           33,717
  Less: Treasury stock......................................     (9,363)              --
       Stockholder loans....................................        (98)            (904)
       Unearned stock compensation, net.....................     (2,048)          (1,879)
                                                               --------         --------
Total stockholders' equity..................................    251,652          192,012
                                                               --------         --------
                                                               $638,010         $468,515
                                                               ========         ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31
                                                          ------------------------------------------
                                                             1999            1998            1997
                                                          ----------      ----------      ----------
                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                            DATA)
REVENUES
  Property management services..........................  $  142,405      $  120,807      $   91,936
  Brokerage services....................................     212,028         152,154          91,053
  Development and construction services.................      92,161          65,942          40,054
  Outsourcing services..................................     151,495         105,129          68,719
  Retail services.......................................      30,322          19,700           5,318
                                                          ----------      ----------      ----------
                                                             628,411         463,732         297,080
  Income from investments in unconsolidated
    subsidiaries........................................      23,338          18,438             512
  Gain on disposition of real estate....................      33,410          31,658          10,241
  Other income..........................................       2,284           3,695           5,806
                                                          ----------      ----------      ----------
                                                             687,443         517,523         313,639
COSTS AND EXPENSES
  Salaries, wages and benefits..........................     356,849         269,780         161,425
  Non-recurring compensation costs......................          --              --          33,085
  Commissions...........................................      97,838          67,508          39,121
  General and administrative............................      97,530          78,344          55,884
  Profit sharing........................................          --              --          23,514
  Depreciation..........................................       8,431           5,211           3,514
  Amortization..........................................       9,112           5,198             714
  Interest..............................................       9,507          10,277           5,515
  Royalty and consulting fees...........................          --              --           6,212
  Minority interest.....................................      18,579           5,080           2,042
                                                          ----------      ----------      ----------
                                                             597,846         441,398         331,026
                                                          ----------      ----------      ----------
Income (loss) before income taxes.......................      89,597          76,125         (17,387)
Income tax expense (benefit)............................      35,154          29,674          (3,367)
                                                          ----------      ----------      ----------
Net income (loss).......................................  $   54,443      $   46,451      $  (14,020)
                                                          ==========      ==========      ==========
Earnings (loss) per share:
  Basic.................................................  $     1.56      $     1.36      $     (.42)
  Diluted...............................................  $     1.50      $     1.28      $     (.42)

Weighted average common shares outstanding:
  Basic.................................................  34,991,707      34,059,155      33,583,467
  Diluted...............................................  36,411,063      36,216,352      33,583,467

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      COMMON SHARES        COMMON                RETAINED                               UNEARNED
                                  ---------------------   STOCK PAR   PAID-IN    EARNINGS    TREASURY   STOCKHOLDER       STOCK
                                    ISSUED     TREASURY   VALUE(1)    CAPITAL    (DEFICIT)   STOCK(2)      LOANS      COMPENSATION
                                  ----------   --------   ---------   --------   ---------   --------   -----------   -------------
Balance at January 1, 1997......      19,374        --      $ --      $ 24,084   $ 16,312    $    --      $(9,394)       $    --
  Net loss......................          --        --        --            --    (14,020)        --           --             --
  Dividends.....................          --        --        --            --    (15,026)        --           --             --
  Purchase of stock.............          --       963        --            --         --     (2,388)          --             --
  Collection of stockholder
    loans.......................          --        --        --            --         --         --        8,214             --
  Sale of stock in public
    offering....................   5,750,000        --        58       100,567         --         --           --             --
  Offering costs................          --        --        --       (10,420)        --         --           --             --
  Non-cash charge for
    August 1997 options.........          --        --        --        33,085         --         --           --             --
  Issuance and exchange of
    shares in reincorporation
    transactions................  27,779,807        --       278          (278)        --         --           --             --
  Conversion of note payable
    into common stock...........     342,857        --         3         5,997         --         --           --             --
  Retirement of treasury
    shares......................          --      (963)       --        (2,388)        --      2,388           --             --
                                  ----------   -------      ----      --------   --------    -------      -------        -------
Balance at December 31, 1997....  33,892,038        --       339       150,647    (12,734)        --       (1,180)            --
  Net income....................          --        --        --            --     46,451         --           --             --
  Issuance of restricted
    stock.......................      76,950        --         1         2,368         --         --           --         (2,369)
  Forfeiture of restricted
    stock.......................          --     1,587        --           (46)        --         --           --             46
  Amortization of restricted
    stock.......................          --        --        --            --         --         --           --            444
  Sale of common stock..........     201,906        --         2         6,005         --         --           --             --
  Exercise of stock options.....     306,931        --         3         1,759         --         --           --             --
  Collection of stockholder
    loans.......................          --        --        --            --         --         --          276             --
                                  ----------   -------      ----      --------   --------    -------      -------        -------
Balance at December 31, 1998....  34,477,825     1,587       345       160,733     33,717         --         (904)        (1,879)
  Net income....................          --        --        --            --     54,443         --           --             --
  Issuance of restricted
    stock.......................     128,347    (3,174)        1         2,226         --         --           --         (2,227)
  Forfeiture of restricted
    stock.......................          --    22,412        --          (162)        --       (315)          --            272
  Amortization of restricted
    stock.......................          --        --        --            --         --         --           --          1,786
  Sale of common stock..........     247,968        --         3         4,616         --         --           --             --
  Issuance of common stock......     321,121        --         3         5,759         --         --           --             --
  Exercise of stock options.....     406,359        --         4         1,473         --         --           --             --
  Stock repurchase..............          --   780,900        --            --         --     (9,048)          --             --
  Collection of stockholder
    loans.......................          --        --        --            --         --         --          806             --
                                  ----------   -------      ----      --------   --------    -------      -------        -------
Balance at December 31, 1999....  35,581,620   801,725      $356      $174,645   $ 88,160    $(9,363)     $   (98)       $(2,048)
                                  ==========   =======      ====      ========   ========    =======      =======        =======


                                   TOTAL
                                  --------
Balance at January 1, 1997......  $ 31,002
  Net loss......................   (14,020)
  Dividends.....................   (15,026)
  Purchase of stock.............    (2,388)
  Collection of stockholder
    loans.......................     8,214
  Sale of stock in public
    offering....................   100,625
  Offering costs................   (10,420)
  Non-cash charge for
    August 1997 options.........    33,085
  Issuance and exchange of
    shares in reincorporation
    transactions................        --
  Conversion of note payable
    into common stock...........     6,000
  Retirement of treasury
    shares......................        --
                                  --------
Balance at December 31, 1997....   137,072
  Net income....................    46,451
  Issuance of restricted
    stock.......................        --
  Forfeiture of restricted
    stock.......................        --
  Amortization of restricted
    stock.......................       444
  Sale of common stock..........     6,007
  Exercise of stock options.....     1,762
  Collection of stockholder
    loans.......................       276
                                  --------
Balance at December 31, 1998....   192,012
  Net income....................    54,443
  Issuance of restricted
    stock.......................        --
  Forfeiture of restricted
    stock.......................      (205)
  Amortization of restricted
    stock.......................     1,786
  Sale of common stock..........     4,619
  Issuance of common stock......     5,762
  Exercise of stock options.....     1,477
  Stock repurchase..............    (9,048)
  Collection of stockholder
    loans.......................       806
                                  --------
Balance at December 31, 1999....  $251,652
                                  ========

------------------------------

(1) Common stock par value at January 1, 1997 rounds to less than $1.

(2) Treasury stock at December 31, 1998 rounds to less than $1.

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $  54,443   $ 46,451   $(14,020)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities................
  Depreciation..............................................      8,431      5,211      3,514
  Amortization..............................................      9,112      5,198        714
  Amortization of employment contracts and unearned
    compensation............................................      3,297      1,209         --
  Expense for stock issued to vendors.......................        172         --         --
  Bad debt expense..........................................      2,708      1,685        869
  Minority interest.........................................     18,579      5,080      2,042
  Deferred income tax provision (benefit)...................      4,643      5,127     (5,462)
  Income from investments in unconsolidated subsidiaries....    (23,338)   (18,438)      (512)
  Non-cash charge for August 1997 options...................         --         --     33,085
  Changes in operating assets and liabilities, net of
    acquisitions............................................
    Accounts receivable.....................................    (37,474)   (41,656)    (6,876)
    Receivables from affiliates.............................       (458)    (1,949)     3,083
    Notes receivable and other assets.......................    (19,183)   (20,249)    (7,509)
    Real estate held for sale...............................   (145,159)    12,550    (67,767)
    Notes payable on real estate held for sale..............     92,915    (20,279)    44,213
    Accounts payable and accrued expenses...................     20,136     35,632     20,159
    Payables to affiliates..................................       (396)    (2,907)    (1,275)
    Income taxes recoverable/payable........................      7,711      4,163     (8,192)
    Deferred compensation...................................         --     (8,391)      (234)
    Other liabilities.......................................      2,186       (760)      (810)
                                                              ---------   --------   --------
Net cash provided by (used in) operating activities.........     (1,675)     7,677     (4,978)
                                                              ---------   --------   --------
INVESTING ACTIVITIES
Expenditures for furniture and equipment....................    (14,257)   (13,483)    (3,469)
Acquisitions of real estate service companies...............    (14,708)   (93,717)   (22,658)
Investments in unconsolidated subsidiaries..................    (12,299)    (8,508)    (7,404)
Distributions from unconsolidated subsidiaries..............     21,120     21,419      6,912
                                                              ---------   --------   --------
Net cash used in investing activities.......................    (20,144)   (94,289)   (26,619)
                                                              ---------   --------   --------
FINANCING ACTIVITIES
Principal payments on debt..................................    (57,290)   (22,985)   (47,467)
Proceeds from debt..........................................     35,379    104,156     36,146
Contributions from minority interest........................     19,134        201     10,350
Distributions to minority interest..........................    (13,676)   (11,606)    (5,053)
Payment of deferred financing fees..........................         --         --     (1,031)
Purchase of common stock....................................     (9,048)        --       (730)
Proceeds from exercise of stock options.....................      1,477      1,762         --
Proceeds from sale of common stock..........................      4,619      6,007    100,625
Stock offering costs........................................         --         --    (10,420)
Collections of stockholder loans............................        806        276      2,445
Dividends paid..............................................         --         --    (15,026)
                                                              ---------   --------   --------
Net cash provided by (used in) financing activities.........    (18,599)    77,811     69,839
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (40,418)    (8,801)    38,242
Cash and cash equivalents, beginning of year................     87,946     96,747     58,505
                                                              ---------   --------   --------
Cash and cash equivalents, end of year......................  $  47,528   $ 87,946   $ 96,747
                                                              =========   ========   ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Trammell Crow Company, a Delaware corporation (the Company), was incorporated on August 21, 1997 to become the successor to Trammell Crow Company, a Texas close corporation (the Predecessor Company). In connection with the Company's initial public offering, a wholly-owned subsidiary of the Company was merged with and into the Predecessor Company (the Reincorporation Merger) with the Predecessor Company surviving the merger as a wholly-owned subsidiary of the Company. The Company provides commercial real estate services primarily in the United States. Its principal lines of business include property management, brokerage, development and investment, outsourcing and retail services.

    The Company's property management services business provides services relating to all aspects of building operations, tenant relations and oversight of building improvement processes, primarily for building owners who do not occupy the properties managed by the Company. The brokerage services business advises buyers, sellers, landlords and tenants in connection with the sale and leasing of office, industrial and retail space and land. The Company's development and investment activities include development and construction services and the acquisition and disposition of commercial real estate projects. The development and construction services include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, and construction bidding and management. These services also include tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services. The Company's outsourcing business entails providing comprehensive day-to-day occupancy related services, principally to large corporations which occupy commercial facilities in multiple locations. These services include administration, day-to-day maintenance and repair of client-occupied facilities and strategic functions such as space planning, relocation coordination, facilities management and portfolio management. The Company's retail services business provides tenant representation, disposition, development and financial services to national and global retail customers, as well as property management and leasing services to regional malls.

    USE OF ESTIMATES

    The preparation of the financial statements in accordance with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and other subsidiaries over which the Company has control. Intercompany accounts and transactions have been eliminated. The Company's investments in subsidiaries in which it has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for on the equity method. Accordingly, the Company's share of the earnings of these equity basis subsidiaries is included in consolidated net income. Investments in other subsidiaries are carried at cost. These unconsolidated subsidiaries primarily own real estate development projects.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) REVENUE RECOGNITION

    The Company recognizes fees from property management services and outsourcing services over the terms of the respective management contracts. Most of the property management contracts are cancelable at will or with 30 days' notice. The terms of the outsourcing contracts generally range from three to five years. Brokerage service revenue relating to leasing services and the related expense are generally recognized half upon the execution of a lease contract and the remainder upon tenant occupancy. Sales brokerage revenue is recognized upon closing. Development and construction services includes fees from development and construction management projects and net construction revenues, which are gross construction revenues net of subcontract costs. For projects exceeding three months, fees are recognized using the percentage-of completion method based on costs incurred to total expected costs. For contracts under three months, fees are recognized upon completion of the contract. Gross construction services revenues totaled $131,953, $86,430 and $61,837 and subcontract costs totaled $108,343, $72,045 and $52,853 in 1999, 1998 and 1997,
respectively.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of 90 days or less when purchased.

    FURNITURE AND EQUIPMENT

    Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives which range from three to ten years.

    INCOME TAXES

    The Company accounts for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.

    EARNINGS PER SHARE

    The weighted-average common shares outstanding used to calculate diluted earnings per share for 1999 and 1998 include the dilutive effect of options to purchase 1,419,356 and 2,157,197 shares of common stock, respectively.

    The weighted-average common shares outstanding used to calculate basic and diluted earnings per share for 1997 included the shares issued in connection with the Company's initial public offering and related transactions for the full year. Options to purchase 4,788,046 shares of common stock were outstanding during a portion of 1997 but were not included in the computation of diluted earnings per share because the Company incurred a net loss for the year and therefore, the effect would be antidilutive.

    CONCENTRATION OF CREDIT RISK

    The Company provides services to owners of real estate assets primarily in the United States. The Company performs credit evaluations of its customers and generally does not require collateral. The risk

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1999

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

    GOODWILL

    Goodwill reflects the excess of purchase price over the fair value of net assets purchased. Goodwill is amortized on a straight-line basis over 20-30 years. Accumulated amortization of goodwill was $6,918 and $2,821 at December 31, 1999 and 1998, respectively. The carrying amount of goodwill is reviewed if facts and circumstances, such as operating losses in business units that were significantly impacted by the acquisitions, suggest that it may be impaired. This review would be based on the estimated undiscounted cash flows of the Company's operations at the lowest level for which there are identifiable cash flows. If this review indicates impairment, the goodwill would be adjusted to its fair value through a charge to operations. No impairment losses have been identified in 1999, 1998 or 1997.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
("FAS 133"), as amended, which is required to be adopted in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

    RECLASSIFICATIONS

    Certain revenues and expenses for 1998 and 1997 have been reclassified to conform to the presentation for 1999. As a result, certain revenue and expense items differ from the amounts reported in previously filed documents. These reclassifications do not impact net income.

2.  REAL ESTATE HELD FOR SALE

    The Company provides build-to-suit services for its customers and also develops or purchases projects for investment purposes. Therefore, the Company has ownership of real estate until such projects are sold. Real estate held for sale is carried at the lower of cost or fair value less selling expenses and is included in

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.  REAL ESTATE HELD FOR SALE (CONTINUED)
both the Retail and Local Business Units segments. (see Note 18). At December 31, real estate held for sale consists of the following:

                                                             1999       1998
                                                           --------   --------
Land.....................................................  $101,896   $44,516
Buildings and improvements...............................   117,494    46,985
                                                           --------   -------
                                                           $219,390   $91,501
                                                           ========   =======

    The estimated costs to complete the 49 projects under construction at December 31, 1999, total $145,884. Projects are generally expected to be sold within one year of completion. At December 31, 1999, the Company had commitments for the sale of eight of the projects. Gains are recognized upon sale of the project in accordance with Financial Accounting Standards Board Statement
No. 66, ACCOUNTING FOR SALES OF REAL ESTATE.

    Rental revenues (which are included in development and construction services revenue) and net income relating to real estate held for sale were $7,796 and $47, respectively, in 1999, $7,928 and $1,175, respectively, in 1998 and $6,086 and $658, respectively, in 1997.

3.  FURNITURE AND EQUIPMENT

    Furniture and equipment consist of the following at December 31:

                                                            1999       1998
                                                          --------   --------
Furniture and equipment, at cost........................  $ 49,569   $ 35,091
Less: Accumulated depreciation..........................   (26,453)   (18,230)
                                                          --------   --------
Furniture and equipment, net............................  $ 23,116   $ 16,861
                                                          ========   ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Summarized financial information for unconsolidated subsidiaries is as follows:

                                                              DECEMBER 31
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
BALANCE SHEETS:
Real estate held for sale...............................  $314,692   $344,568
Other assets............................................    78,588     79,243
                                                          --------   --------
    Total assets........................................  $393,280   $423,811
                                                          ========   ========
Notes payable on real estate held for sale..............  $195,018   $230,062
Other liabilities.......................................    24,856     44,169
Equity..................................................   173,406    149,580
                                                          --------   --------
    Total liabilities and equity........................  $393,280   $423,811
                                                          ========   ========

                                                    YEAR ENDED DECEMBER 31
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
STATEMENTS OF OPERATIONS:
Total revenues................................  $103,111   $142,941   $ 47,277
Total expenses................................   (53,304)   (76,272)   (44,154)
                                                --------   --------   --------
    Net income................................  $ 49,807   $ 66,669   $  3,123
                                                ========   ========   ========

5.  ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31:

                                                              1999       1998
                                                            --------   --------
Payroll and bonuses.......................................  $38,387    $35,643
Commissions...............................................   36,939     27,549
Profit sharing............................................       --      6,179
Deferred income...........................................    4,394      2,250
Insurance accrual.........................................      979      2,501
Additional consideration for acquisitions.................    2,000      2,500
Other.....................................................   10,574      9,562
                                                            -------    -------
                                                            $93,273    $86,184
                                                            =======    =======

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.  LONG-TERM DEBT

    Long-term debt consists of the following at December 31:

                                                               1999       1998
                                                             --------   --------
Borrowings under a $150,000 line of credit with a bank; due
  December 2000, with a one year extension option; bearing
  interest at 1) the greater of prime or the Federal Funds
  Effective Rate plus 0.5% or 2) the Eurocurrency rate plus
  a margin ranging from 1.25% to 1.75% (weighted average
  borrowing rate of 6.59% at December 31, 1999); interest
  payable monthly..........................................  $62,105    $82,105
Capital lease obligations primarily for furniture and
  equipment; with maturity dates ranging from 1999 to 2002;
  bearing interest at various rates ranging from 4.5% to
  12% per annum in 1999; secured by the underlying assets
  and certain accounts receivable..........................    1,259      2,069
Note payable to entity owned by stockholder; bearing
  interest at 6.0%; principal and interest payable
  quarterly; due April 2000................................      500      1,500
Other......................................................      220        321
                                                             -------    -------
Total long-term debt.......................................   64,084     85,995
Less current portion of long-term debt.....................    1,443      2,724
                                                             -------    -------
                                                             $62,641    $83,271
                                                             =======    =======

    The shares of certain subsidiaries of the Company, accounting for 90% of the consolidated assets, revenues or earnings of the Company, are pledged as security for the $150,000 line of credit.

    The Company is subject to various covenants associated with the $150,000 line of credit such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends exceeding 50% of the previous year's net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. If certain financial ratios fall below a specified level, the Company will be required to make payments equal to cash flow until such time as the ratios reach the pre-established levels. At December 31, 1999, the Company is in compliance with all debt covenants.

    The covenants associated with the $150,000 line of credit and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the line of credit to an amount less than the $150,000 commitment. At December 31, 1999, the Company has $61,715 available under its $150,000 line of credit.

    Beginning March 1998, the Company pays a quarterly fee equal to .25% of the unused commitments under the line. In addition, the $150,000 line of credit requires the Company to enter into one or more interest rate agreements for the Company's indebtedness in excess of $50,000 ensuring the net interest is fixed (see Note 15).

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.  LONG-TERM DEBT (CONTINUED)
    Principal maturities of long-term debt are as follows:

2000........................................................  $ 1,443
2001........................................................   62,499
2002........................................................       63
2003........................................................       49
2004........................................................       30
                                                              -------
                                                              $64,084
                                                              =======

    The Company expects to exercise its option to extend the maturity date of the $150,000 line of credit to December 2001. Accordingly, amounts outstanding under the line of credit are included in the maturities for the year 2001.

7.  NOTES PAYABLE ON REAL ESTATE HELD FOR SALE

    The Company has loans secured by real estate held for sale (the majority of which are construction loans) totaling $134,827 and $56,344 as of December 31, 1999 and 1998, respectively. Interest rates on loans outstanding at December 31, 1999 range from 6.49% to 13.00%. Generally, interest only is payable on the real estate loans, with all unpaid principal and interest due at maturity. The unused commitments on real estate loans total $95,621 at December 31, 1999. All real estate loans have been classified as current liabilities on the balance sheet since the loans are expected to be repaid as the related projects are sold (see Note 2).

    Five of the loans (totaling $7,035 and $4,343 at December 31, 1999 and 1998, respectively) are drawn under a $30,000 master construction loan agreement with a bank. The loans are secured by real estate held for sale with an aggregate carrying value of $9,975 at December 31, 1999. The loans bear interest at LIBOR plus 2.25%, prime rate, or a combination of the two interest rates. The Company is subject to various covenants associated with the $30,000 master construction loan agreement such as maintenance of minimum net worth and liquidity and certain key financial data. At December 31, 1999, the Company has $17,637 available under the master construction loan.

    In December 1998, the Company obtained a two-year $20,000 revolving line of credit with a bank under which the Company can obtain loans at either a LIBOR-based interest rate or prime rate, the proceeds of which must be used for the acquisition of retail properties subject to "triple net" leases. No amounts had been drawn under the line of credit at December 31, 1999. The Company is subject to various covenants associated with the $20,000 line of credit such as maintenance of minimum equity and liquidity and certain key financial data. These financial covenants are identical to those included in the Company's $150,000 line of credit (see Note 6). The Company pays a quarterly fee equal to
 .20% of the unused commitments under the line.

    Capitalized interest in 1999 and 1998 totaled $3,118 and $2,900, respectively. At December 31, 1999, $37,274 of the $134,827 real estate loans are recourse to the Company.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.  STOCKHOLDERS' EQUITY

    Prior to the Reincorporation Merger, the Predecessor Company had five classes of common stock, all of which held the same voting rights, except for voting rights with respect to certain specific actions.

    In August 1996, the Predecessor Company completed a private offering to Company employees and directors of 9,634 shares of Class E common stock. In connection with the offering, the Company provided financing of $9,394 to stockholders, which is reflected as a reduction of stockholders' equity. These stockholder loans are to be repaid at prime plus 0.5% interest (8.5% at December 31, 1999). Principal and interest are payable annually and the notes mature in March 2001. Principal and interest payments of $806 and $95, respectively, were received in 1999 and $276 and $18, respectively, were received in 1998.

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

    In connection with the Initial Public Offering, the Company established the Trammell Crow Company Long-Term Incentive Plan (the Long-Term Plan), which provided for the issuance of up to 5,334,878 shares of common stock. In
May 1999, the Long-Term Plan was amended to increase the number of shares available for future awards to 8,634,878 shares of common stock. In connection with the Initial Public Offering, the Company granted to certain employees options to acquire 2,348,455 shares of common stock

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.  STOCKHOLDERS' EQUITY (CONTINUED)
at an exercise price of $17.50 per share. The options vest over a three-year period, with one-third vesting on each of the three anniversaries of the grant date, and expire 10 years from the date of grant.

    The Long-Term Plan also provides for the awards of Stock Appreciation Rights, Restricted Stock and Performance Units. In 1999 and 1998, the Company granted 130,727 shares and 17,429 shares, respectively, of restricted stock under the Long-Term Plan at the fair market value of the common stock at the date of grant. The restricted stock vesting periods range from three to five years, with partial vesting on each of the anniversaries of the grant date.

    At December 31, 1999, common shares reserved for future issuance under the Assumed Option Plan and the Long-Term Plan total 10,191,582 shares.

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

    The weighted-average grant date fair value of the Company's restricted stock is $16.84 for stock granted in 1999 and $30.79 for stock granted in 1998. The Company recognized compensation expense of $1,587 and $444 in 1999 and 1998, respectively, related to the grants of restricted shares, net of forfeitures.

    Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.59%, 5.61% and 6.17%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.456,
0.320 and 0.318; and a weighted-average expected life of the options of seven years for 1999 grants and eight years for both 1998 and 1997 grants.

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

    For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information is as follows:

                                                    1999       1998       1997
                                                  --------   --------   --------
Pro forma net income (loss).....................  $47,836    $41,787    $(18,473)
Pro forma earnings (loss) per common share
  Basic.........................................  $  1.37    $  1.23    $   (.55)
  Diluted.......................................  $  1.31    $  1.15    $   (.55)

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.  STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the Company's stock option activity and related information, for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                                 1999
                                              ---------------------------------------------------------------------------
                                              EXERCISE PRICE OF    EXERCISE PRICE OF      EXERCISE PRICE OF
                                                $3.85 (BELOW      $14.50 TO $22.75 (AT   $22.76 TO $36.00 (AT
                                               MARKET PRICE AT      MARKET PRICE AT        MARKET PRICE AT
                                                 GRANT DATE)          GRANT DATE)            GRANT DATE)          TOTAL
                                              -----------------   --------------------   --------------------   ---------
OPTIONS OUTSTANDING:
Beginning of year...........................      2,123,474             2,228,951               244,759         4,597,184
Granted.....................................             --             2,244,559                 8,714         2,253,273
Exercised...................................       (383,903)              (22,456)                   --          (406,359)
Forfeited...................................             --              (403,937)               (3,701)         (407,638)
Expired.....................................             --                    --                    --                --
                                                 ----------            ----------             ---------         ---------
End of year.................................      1,739,571             4,047,117               249,772         6,036,460
                                                 ==========            ==========             =========         =========
Weighted-average exercise price.............     $     3.85            $    17.66             $   29.77
Weighted-average fair value of options
 granted....................................             --            $     9.88             $   15.14
Weighted-average remaining contractual
 life.......................................      7.6 years             8.6 years             8.4 years
OPTIONS EXERCISABLE:
Number of options...........................      1,739,571             1,350,730                98,065         3,188,366
Weighted-average exercise price.............     $     3.85            $    17.58             $   30.03

                                                                                 1998
                                              ---------------------------------------------------------------------------
                                              EXERCISE PRICE OF    EXERCISE PRICE OF      EXERCISE PRICE OF
                                                $3.85 (BELOW      $17.50 TO $22.75 (AT   $22.76 TO $36.00 (AT
                                               MARKET PRICE AT      MARKET PRICE AT        MARKET PRICE AT
                                                 GRANT DATE)          GRANT DATE)            GRANT DATE)          TOTAL
                                              -----------------   --------------------   --------------------   ---------
OPTIONS OUTSTANDING:
Beginning of year...........................      2,423,769             2,364,277                    --         4,788,046
Granted.....................................             --                    --               253,885           253,885
Exercised...................................       (300,295)               (6,636)                   --          (306,931)
Forfeited...................................             --              (128,690)               (9,126)         (137,816)
Expired.....................................             --                    --                    --                --
                                                 ----------            ----------             ---------         ---------
End of year.................................      2,123,474             2,228,951               244,759         4,597,184
                                                 ==========            ==========             =========         =========
Weighted-average exercise price.............     $     3.85            $    17.54             $   29.92
Weighted-average fair value of options
 granted....................................             --                    --             $   14.81
Weighted-average remaining contractual
 life.......................................      8.6 years             8.9 years             9.4 years
OPTIONS EXERCISABLE:
Number of options...........................      2,123,474               746,069                45,468         2,915,011
Weighted-average exercise price.............     $     3.85            $    17.61             $   30.80

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.  STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                      1997
                                                              ----------------------------------------------------
                                                              EXERCISE PRICE OF    EXERCISE PRICE OF
                                                                $3.85 (BELOW      $17.50 TO $22.75 (AT
                                                               MARKET PRICE AT      MARKET PRICE AT
                                                                 GRANT DATE)          GRANT DATE)          TOTAL
                                                              -----------------   --------------------   ---------
OPTIONS OUTSTANDING:
Beginning of year...........................................             --                    --               --
Granted.....................................................      2,423,769             2,364,277        4,788,046
Exercised...................................................             --                    --               --
Forfeited...................................................             --                    --               --
Expired.....................................................             --                    --               --
                                                                 ----------            ----------        ---------
End of year.................................................      2,423,769             2,364,277        4,788,016
                                                                 ==========            ==========        =========
Weighted-average exercise price.............................     $     3.85            $    17.54
Weighted-average fair value of options granted..............     $    15.18            $     8.79
Weighted-average remaining contractual life.................      9.6 years             9.9 years
OPTIONS EXERCISABLE:
Number of options...........................................      2,423,769                15,822        2,439,591
Weighted-average exercise price.............................     $     3.85            $    22.75

9.  INCOME TAXES

    The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                     1999       1998       1997
                                                   --------   --------   --------
Current
  Federal........................................  $25,387    $20,466    $ 1,646
  State..........................................    5,124      4,081        449
                                                   -------    -------    -------
                                                    30,511     24,547      2,095
                                                   -------    -------    -------
Deferred
  Federal........................................    3,862      4,396     (4,862)
  State..........................................      781        731       (600)
                                                   -------    -------    -------
                                                     4,643      5,127     (5,462)
                                                   -------    -------    -------
                                                   $35,154    $29,674    $(3,367)
                                                   =======    =======    =======

    The components of the net deferred tax asset are summarized below as of December 31:

                                                              1999       1998
                                                            --------   --------
Deferred tax assets
  Deferred compensation...................................  $    --    $ 1,406
  Bad debts...............................................    1,013        106
  Depreciation............................................      891        779
  Basis difference on real estate held for sale...........      963      1,188
  Compensation expense relating to stock options..........    9,330     11,389
  Tax loss carryforward...................................      124        443
  Other...................................................    1,739      1,661
                                                            -------    -------
                                                             14,060     16,972

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.  INCOME TAXES (CONTINUED)

                                                              1999       1998
                                                            --------   --------
  Less: valuation allowance...............................   (1,866)    (2,278)
                                                            -------    -------
  Total deferred tax assets...............................   12,194     14,694
Deferred tax liabilities
  State taxes.............................................     (775)      (777)
  Goodwill amortization...................................   (1,193)      (603)
  Other...................................................   (1,555)        --
                                                            -------    -------
  Total deferred tax liabilities..........................   (3,523)    (1,380)
                                                            -------    -------
Net deferred tax asset....................................  $ 8,671    $13,314
                                                            =======    =======

    Components of deferred income taxes are as follows at December 31:

                                                              1999       1998
                                                            --------   --------
Assets....................................................  $12,194    $14,694
Liabilities...............................................   (3,523)    (1,380)
                                                            -------    -------
  Net deferred tax asset..................................  $ 8,671    $13,314
                                                            =======    =======
Current...................................................  $ 1,585    $   874
Noncurrent................................................    7,086     12,440
                                                            -------    -------
                                                            $ 8,671    $13,314
                                                            =======    =======

    The differences between the provisions for income taxes and the amounts computed by applying the statutory federal income tax rates to income (loss) before income taxes for the years ended December 31 are:

                                                     1999       1998       1997
                                                   --------   --------   --------
Tax at statutory rate applied to income (loss)
  before income taxes............................  $31,360    $26,644    $(5,912)
State income taxes, net of federal tax benefit...    3,842      3,070       (611)
Non-deductible meals.............................      876        787        348
Other............................................     (512)      (593)       296
Change in valuation allowance....................     (412)      (234)     2,512
                                                   -------    -------    -------
                                                   $35,154    $29,674    $(3,367)
                                                   =======    =======    =======

10.  OPERATING LEASES

    The Company has commitments under operating leases for office space and office equipment. During the years ended December 31, 1999, 1998 and 1997, rent expense was $17,604, $11,663 and $6,906, including $4,310, $1,913 and $1,770, respectively, paid to affiliates of the Company.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.  OPERATING LEASES (CONTINUED)
    Minimum future rentals under noncancelable operating lease commitments in effect at December 31, 1999, are as follows:

                                                 AFFILIATE   NONAFFILIATE    TOTAL
                                                 ---------   ------------   --------
2000...........................................   $ 3,576      $12,538      $16,114
2001...........................................     3,002        8,570       11,572
2002...........................................     2,750        6,501        9,251
2003...........................................     2,253        4,235        6,488
2004...........................................     1,845        2,654        4,499
Thereafter.....................................       193        6,358        6,551
                                                  -------      -------      -------
                                                  $13,619      $40,856      $54,475
                                                  =======      =======      =======

11.  EMPLOYEE BENEFIT PLANS

    The Company's employees participate in a defined contribution savings plan, which provides the opportunity for pretax contributions by employees. The Company matches 50% of the employee's contributions up to 6% of the employee's annual earnings or a maximum of $4.8 per annum. The Company's contribution expense for 1999, 1998 and 1997 was $4,095, $2,909 and $2,122, respectively.

    The Company has a profit sharing plan for key employees (the Profit Sharing
Plan). Each participant has a profit sharing account that is adjusted annually for the participant's percentage of the earnings for a profit sharing unit, cash distributions, tax rate changes, and other adjustments. Distributions to participants were limited to Available Cash, as defined. Any difference between the amount expensed and the amount paid to the participants was recorded as deferred compensation. The Company's management board approved the percentage of earnings available to profit sharing participants. Such percentages were approximately 58% of earnings before profit sharing, as defined, in 1997. In connection with the Offering, the Company terminated any future awards under the Profit Sharing Plan.

    Effective January 1, 1993, the Company initiated the All Employee Cash Profit Sharing Program whereby 3% of earnings, as defined, was paid as bonuses to employees not participating in the key employee profit sharing plan. Expense related to the program, which is included in salaries, wages and benefits, was $1,577 in 1997. In connection with the Offering, the Company terminated this program.

    Effective March 1, 1998, the Company established the Trammell Crow Company Employee Stock Purchase Plan (the ESPP). Employees may elect to have monthly payroll deductions of 1% to 10% of gross earnings, which is used to purchase, on a semi-annual basis, stock of the Company at a 15% discount from market value. The ESPP is available to all employees. The Company has reserved 1,000,000 shares of common stock for issuance under the ESPP, of which 322,046 have been issued as of December 31, 1999. Shares may also be issued from treasury, if available.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12.  GAIN ON DISPOSITION OF REAL ESTATE

    Real estate dispositions during the year ended December 31 were as follows:

                                                   1999       1998       1997
                                                 --------   --------   --------
Projects sold..................................        35         41        13
Sale price.....................................  $159,280   $213,234   $51,542
Gain on sale...................................  $ 33,410   $ 31,658   $10,241

    In March 1997, the Company contributed real estate held for sale of $35,400 and the related $35,400 note payable to a partnership and received a 16% limited partner interest. No gain was recognized.

13.  ACQUISITIONS OF REAL ESTATE SERVICE COMPANIES

1999 ACQUISITION

    In July 1999, the Company acquired the business of Phoenix Corporate Services LLC, a Cambridge, Massachusetts-based commercial real estate outsourcing services firm, and Leeds Construction Company, Inc., an affiliated company ("Phoenix"). The Company acquired substantially all of the assets of Phoenix for a base purchase price of approximately $10,260 ($8,760 of which was paid in cash at closing and the remainder of which was satisfied by issuing a $1,500 letter of credit into escrow at closing) and 268,306 shares of common stock. In addition, the Company agreed to pay up to an additional $2,400 in cash if the acquired business meets certain performance thresholds. At closing, $544 of this amount was earned and paid. The Company also issued 5,619 restricted shares of common stock under the Company's Long-Term Incentive Plan to an employee of Phoenix who became employed by the Company in connection with the acquisition, and paid an aggregate of $600 to the two principals and an employee of Phoenix in exchange for certain covenants not to compete. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $12,001. The operations of Phoenix are included in the Company's operations from the date of acquisition. The Company borrowed approximately $10,000 under its credit facility to fund the acquisition.

1998 ACQUISITIONS

    In March 1998, the Company purchased all of the issued and outstanding capital stock of Tooley & Company, Inc. ("Tooley"), a California real estate services company primarily engaged in office management and leasing. The Company paid cash of $23,400 for the capital stock, and paid an additional $1,000 to two of the principals of Tooley as consideration for non-compete agreements. The Company also agreed to pay the seller an additional $3,000 of purchase price if Tooley achieves certain performance standards in the future, as well as certain payments based upon the future performance of certain of Tooley's projects. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $17,221. The operations of Tooley are included in the Company's operations from the date of acquisition. The Company borrowed $23,000 under its credit facility to fund the purchase.

    In May 1998, the Company acquired the business of Fallon Hines &
O'Connor, Inc., a Boston, Massachusetts-based commercial real estate brokerage, consulting and advisory firm ("Fallon"). In exchange for substantially all of the assets of Fallon, the Company paid approximately $30,595 in cash and has agreed to pay up to an additional $7,000 in cash and/or stock options if certain conditions are satisfied. The Company paid $2,500 (included in accrued expenses at December 31, 1998) and issued certain stock options during the first quarter of 1999. In addition, the Company paid $2,000 in the first quarter of 2000

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13.  ACQUISITIONS OF REAL ESTATE SERVICE COMPANIES (CONTINUED)
(included in accrued expenses at December 31, 1999). The Company also paid an aggregate of $2,000 to the principals of Fallon at the time of acquisition in exchange for certain covenants not to compete. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $34,160. The operations of Fallon are included in the Company's operations from the date of acquisition. The Company borrowed $32,000 under its credit facility to meet its initial funding obligations relating to the acquisition.

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

1997 ACQUISITION

    In August 1997, the Company acquired substantially all of the assets of Doppelt & Company, a Cleveland, Ohio-based company, that specializes in new store roll out strategies and problem retail real estate disposition services. The Company paid $20,658 in cash, issued a promissory note of $6,000, which was paid by the Company in November 1997 with 342,857 shares of common stock, and granted the seller the right to receive an additional $2,000 of purchase price if future commissions collected by the Company exceed $7,000, subject to certain reductions. The Company also paid Mr. Doppelt $2,000 as consideration for an employment agreement, which includes non-compete provisions. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $27,727. The operations of Doppelt are included in the Company's operations from the date of acquisition.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14.  RELATED PARTY TRANSACTIONS

    In 1999, 1998 and 1997, the Company derived 8%, 7% and 7%, respectively, of its total revenues from services provided principally to the stockholders of the Company. In addition, in 1999, 1998, and 1997, the Company derived 2%, 3% and 3%, respectively, of its total revenues from services provided to a customer of which one of the Company's directors is an officer.

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

    In January 1997, the Company formed a joint venture with an affiliate of one of the stockholders to provide management information services. Both parties share equally in any distributions from the joint venture (none through December 31, 1999). The Company entered into a 5-year management information system agreement with the joint venture for related services and paid fees totaling $4,978, $4,468 and $4,135 in 1999, 1998 and 1997, respectively, for such services.

15.  FINANCIAL INSTRUMENTS

    In September 1998, as required under the Company's $150,000 line of credit, the Company entered into an interest rate swap to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held or issued for trading purposes. Through June 24, 1999, the Company had an interest rate swap outstanding with a notional amount of $135,000. This swap agreement established a fixed interest pay rate of 5.29% on a portion of the Company's variable rate debt. On June 24, 1999, the interest rate swap agreement was renewed for a nine-month period ending March 24, 2000, with a notional amount of $125,000. This swap agreement established a fixed interest pay rate of 5.52% on a portion of the Company's variable rate debt. Under both of the swap agreements, if the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is refunded to the Company and recorded as a reduction of interest expense. The weighted average receive rate for the swap agreement for 1999 and 1998 was 5.20% and 5.32%, respectively. In connection with these agreements, the Company incurred incremental interest expense of $260 in 1999 and a reduction of interest expense of $3 in 1998.

    Because the majority of the Company's debt (including long-term debt and notes payable on real estate held for sale) bears interest at floating rates, there is not a significant difference between the carrying amount of the debt and its fair value.

16.  COMMITMENTS AND CONTINGENCIES

    At December 31, 1999, the Company has guaranteed $10,331 of real estate notes payable of others. These notes are collateralized by the underlying real estate. The Company has outstanding letters of credit totaling $16,248 at December 31, 1999, which expire at varying dates through December 2000.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In addition, at December 31, 1999, the Company has several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

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

17.  SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is summarized below for the three years ended December 31:

                                                     1999       1998       1997
                                                   --------   --------   --------
Interest paid....................................  $11,029    $13,162    $ 7,575
Income taxes paid................................   21,382     19,662     10,454
Profit sharing distributions paid................    5,860     15,004     21,927
Non cash activities for the three years ended
  December 31:
  Payment of stockholder and tax loans with
    deferred compensation balances...............       --         --     12,338
  Conversion of Doppelt note payable to stock....       --         --      6,000
  Issuance of restricted stock, net of
    forfeitures..................................    1,913      1,829         --

18.  SEGMENT INFORMATION

DESCRIPTION OF SERVICES BY SEGMENT

    Through December 31, 1999, Trammell Crow Company has three reportable segments: Outsourcing, Retail, and Local Business Units (LBU). All of the segments provide real estate services.

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

    The LBU segment provides property management, brokerage and development and construction services primarily to institutional customers who own real estate for investment purposes. Additionally, the LBU segment provides certain of these services to customers of the Retail and Outsourcing segments when the customers need services not available through the Retail and Outsourcing segments. These services are largely provided locally through the Company's 30 business units located throughout the United States.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18.  SEGMENT INFORMATION (CONTINUED)
MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The Company evaluates performance and allocates resources among its three reportable segments based on income before income taxes and EBITDA, as adjusted (as defined in footnote 2 in the following table). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

    Summarized financial information for reportable segments as of and for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                  1999       1998       1997
                                                --------   --------   --------
OUTSOURCING SERVICES:
Service revenues..............................  $151,495   $105,129   $ 68,719
Income from investment in unconsolidated
  subsidiaries................................        --         --         --
Gain on disposition of real estate............        --         --         --
Other income..................................       260        190        193
                                                --------   --------   --------
  Total revenues..............................   151,755    105,319     68,912
Operating costs and expenses(1)...............   134,617     96,211     70,800
                                                --------   --------   --------
Income (loss) before income tax expense.......    17,138      9,108     (1,888)
Depreciation and amortization.................     4,012      1,224        651
Interest expense..............................       699        578        274
Non-cash, non-recurring compensation
  expense.....................................        --         --      4,095
Non-recurring charge in connection with
  settlement of claims relating to terminated
  Stock Appreciation Rights plan..............        --         --        539
Profit sharing and royalty and consulting
  expense.....................................        --         --      4,800
                                                --------   --------   --------
EBITDA, as adjusted(2)........................  $ 21,849   $ 10,910   $  8,471
                                                ========   ========   ========
Segment assets................................  $ 67,891   $ 31,568   $ 19,684
                                                ========   ========   ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18.  SEGMENT INFORMATION (CONTINUED)

                                                  1999       1998       1997
                                                --------   --------   --------
RETAIL:
Service revenues..............................  $ 30,322   $ 19,700   $  5,318
Income from investment in unconsolidated
  subsidiaries................................        --         --         --
Gain on disposition of real estate............     3,072      2,247      1,237
Other income..................................        40         76         11
                                                --------   --------   --------
  Total revenues..............................    33,434     22,023      6,566
Operating costs and expenses(1)...............    32,050     19,431      7,318
                                                --------   --------   --------
Income (loss) before income tax expense.......     1,384      2,592       (752)
Depreciation and amortization.................     1,617      1,268        639
Interest expense..............................       690        342        197
Non-cash, non recurring compensation
  expense.....................................        --         --      1,190
Non-recurring charge in connection with
  settlement of claims relating to terminated
  Stock Appreciation Rights plan..............        --         --        157
Profit sharing and royalty and consulting
  expense.....................................        --         --         40
                                                --------   --------   --------
EBITDA, as adjusted(2)........................  $  3,691   $  4,202   $  1,471
                                                ========   ========   ========
Segment assets................................  $ 63,397   $ 46,564   $ 40,214
                                                ========   ========   ========
LOCAL BUSINESS UNITS(3):
Service revenues..............................  $446,594   $338,903   $223,043
Income from investments in unconsolidated
  subsidiaries................................    23,338     18,438        512
Gain on disposition of real estate............    30,338     29,411      9,004
Other income..................................     1,984      3,429      5,602
                                                --------   --------   --------
  Total revenues..............................   502,254    390,181    238,161
Operating costs and expenses(1)...............   431,179    325,756    252,908
                                                --------   --------   --------
Income (loss) before income tax expense.......    71,075     64,425    (14,747)
Depreciation and amortization.................    11,914      7,917      2,938
Interest expense..............................     8,118      9,357      5,044
Non-cash, non recurring compensation
  expense.....................................        --         --     27,800
Non-recurring charge in connection with
  settlement of claims relating to terminated
  Stock Appreciation Rights plan..............        --         --      3,659
Profit sharing and royalty and consulting
  expense.....................................        --         --     24,886
                                                --------   --------   --------
EBITDA, as adjusted(2)........................  $ 91,107   $ 81,699   $ 49,580
                                                ========   ========   ========
Segment assets................................  $506,722   $390,383   $266,338
                                                ========   ========   ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18.  SEGMENT INFORMATION (CONTINUED)

                                                  1999       1998       1997
                                                --------   --------   --------
TOTAL:
Service revenues..............................  $628,411   $463,732   $297,080
Income from investments in unconsolidated
  subsidiaries................................    23,338     18,438        512
Gain on disposition of real estate............    33,410     31,658     10,241
Other income..................................     2,284      3,695      5,806
                                                --------   --------   --------
  Total revenues..............................   687,443    517,523    313,639
Operating costs and expenses(1)...............   597,846    441,398    331,026
                                                --------   --------   --------
Income (loss) before income tax expense.......    89,597     76,125    (17,387)
Depreciation and amortization.................    17,543     10,409      4,228
Interest expense..............................     9,507     10,277      5,515
Non-cash, non recurring compensation
  expense.....................................        --         --     33,085
Non-recurring charge in connection with
  settlement of claims relating to terminated
  Stock Appreciation Rights plan..............        --         --      4,355
Profit sharing and royalty and consulting
  expense.....................................        --         --     29,726
                                                --------   --------   --------
EBITDA, as adjusted(2)........................  $116,647   $ 96,811   $ 59,522
                                                ========   ========   ========
Segment assets................................  $638,010   $468,515   $326,236
                                                ========   ========   ========

------------------------------
(1) Operating costs and expenses include non-cash compensation expense of $65 and $7 related to the Outsourcing Services segment, $842 and $477 related to the Retail segment and $2,390 and $725 related to the Local Business Unit segment in 1999 and 1998, respectively.

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

(3) Total LBU revenues include revenues generated from the following lines of business:

                                                                1999       1998       1997
                                                              --------   --------   --------
Property management.........................................  $142,717   $122,843   $ 94,434
Brokerage...................................................   212,311    152,791     91,242
Development and investment activities.......................   147,226    114,547     52,485
                                                              --------   --------   --------
                                                              $502,254   $390,181   $238,161
                                                              ========   ========   ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19.  UNAUDITED INTERIM FINANCIAL INFORMATION

    Unaudited summarized financial information by quarter is as follows:

                                                     QUARTER ENDED
                                   -------------------------------------------------
                                   MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                   ---------   --------   ------------   -----------
1999:
Total revenues...................  $134,789    $149,736     $195,682      $207,236
Net income.......................     7,103       8,264       16,699        22,377
Earnings per share:
  Basic..........................  $    .21    $    .24     $    .47      $    .64
  Diluted........................  $    .20    $    .23     $    .46      $    .61
1998:
Total revenues(1)................  $ 88,959    $113,536     $144,461      $170,567
Net income.......................     6,329      10,851       14,284        14,987
Earnings per share:
  Basic..........................  $    .19    $    .32     $    .42      $    .44
  Diluted........................  $    .18    $    .30     $    .39      $    .41

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

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                           INITIAL COST
                                                                              --------------------------------------
                                                                                                         FURNITURE,
                                                                 RELATED                 BUILDINGS AND   FIXTURES &
DESCRIPTION                                                   ENCUMBRANCES      LAND     IMPROVEMENTS     EQUIPMENT
-----------                                                   -------------   --------   -------------   -----------
RETAIL
Country Corner, Escondido, CA...............................    $  2,855      $ 1,745       $ 2,013         $ --
Diamond Bar, Diamond Bar, CA................................       5,650        1,475         4,290           --
Duncanville, Duncanville, TX................................       2,108          366            39           --
Gateway Plaza, Aurora, CO...................................       6,473        1,018         5,793           --
Golfview, Golfview, FL......................................       1,408        1,435            64           --
Killeen, Killeen, TX........................................       1,702        2,397            --           --
Loveland, Loveland, CO......................................         277          777            24           --
McCreless Square, San Antonio, TX...........................          --          316            --           --
Ridge Rock, Ft. Worth, TX...................................       4,902        5,650           204           --
Shelby, Shelby, NC..........................................       1,574          575            63           --
Springtown Mall, San Marcos, TX.............................       6,728        2,112         1,198           --
Village Green, Yorba Linda, CA..............................       2,750        1,890         2,316           --
Washington & Allen, Pasadena, CA............................       1,589        1,068           562           --
Weatherford, Weatherford, TX................................       1,670          671            35           --
Westview Plaza, Lebanon, TN.................................       2,166          788         1,822           --
OFFICE
Barton Creek, Austin, TX....................................          --        2,672            66           --
Boulder Office, Boulder, CO.................................      10,730        2,400         9,657           --
Bowie, Austin, TX...........................................       1,740          442         1,767           --
Burbank-Lockheed, Burbank, CA...............................          --        7,105           132           --
Elliot & Hardy, Tempe, AZ...................................       7,116        1,933            --           --
Forest Hill, Memphis, TN....................................         979        1,396            --           --
Freeport #2 & #3, Irving, TX................................      18,057        4,138            --           --
Mesquite Corporate Center, Phoenix, AZ......................       6,139        2,125            69           --
Microsoft, Charlotte, NC....................................           1           --            --           --
Quail Commerce, Oklahoma City, OK...........................       2,999          743            --           --
INDUSTRIAL
1102 Freeway, Grand Praire, TX..............................       3,873        1,230         4,587           --
Allen D-2, Allen, TX........................................          --          865            --           --
Deerwood, Jacksonville, FL..................................       5,800        1,542         5,981           --
Elk Grove, Elk Grove, IL....................................      15,200        6,600        12,395           --
Gamecock, Rock Hill, SC.....................................       1,117        1,247            --           --
University of North Texas, Dallas, TX.......................       3,181          453            --           --
LAND
AEW #10, Mt. Laurel Township, NJ............................          --          107            --           --
Arrowood, Charlotte, NC.....................................          --          321            --           --
Cedar Hollow, Chester County, PA............................       5,400       12,118            --           --
Cleveland, Cleveland, OH....................................          --          260            --           --
DC Land, Douglas County, CO.................................          --        1,888            --           --
Forest LBJ, Dallas, TX......................................         772          668            --           --
Glasgow, Cherry Hill, NJ....................................          --        1,222            --           --
Hamden Town Center, Denver, CO..............................       1,630        4,346            --           --
Harrison Business Park, Colorado Springs, CO................         121          152            --           --
Lake Park Plaza, Lewisville, TX.............................       5,420        7,223            --           --
Perrier, Tamarac, FL........................................          --          718            --           --
Quarry Crossing, San Antonio, TX............................          --        2,557            --           --
SadlerLand, Memphis, TN.....................................          --          123            --           --
Sierra Corporate Center, Reno, NV...........................       2,700        3,292            --           --
TC Riverside, Belcamp, MD...................................          --          919            --           --
USPS--Kenhonkson, Kenhonkson, NY............................          --          257            --           --
Westridge @ Gateway, Dallas, TX.............................          --        1,535            --           --
Wood Village, Portland, OR..................................          --        3,981            --           --
                                                                --------      -------       -------         ----
  Total.....................................................    $134,827      $98,861       $53,077         $  0
                                                                ========      =======       =======         ====

                                                                                              12/31/99 BALANCE
                                                                              -------------------------------------------------
                                                                  COSTS                                  FURNITURE,
                                                              SUBSEQUENT TO              BUILDINGS AND   FIXTURES &
DESCRIPTION                                                    ACQUISITION      LAND     IMPROVEMENTS     EQUIPMENT    TOTAL(A)
-----------                                                   -------------   --------   -------------   -----------   --------
RETAIL
Country Corner, Escondido, CA...............................     $    54      $  2,013     $  1,799         $ --       $ 3,812
Diamond Bar, Diamond Bar, CA................................          36         1,479        4,322           --         5,801
Duncanville, Duncanville, TX................................       1,766           366        1,805           --         2,171
Gateway Plaza, Aurora, CO...................................         430         1,018        6,223           --         7,241
Golfview, Golfview, FL......................................         107         1,435          171           --         1,606
Killeen, Killeen, TX........................................       1,180         2,451        1,126           --         3,577
Loveland, Loveland, CO......................................       1,309           495        1,615           --         2,110
McCreless Square, San Antonio, TX...........................         323           316          323           --           639
Ridge Rock, Ft. Worth, TX...................................          10         5,650          214           --         5,864
Shelby, Shelby, NC..........................................       1,291           575        1,354           --         1,929
Springtown Mall, San Marcos, TX.............................       2,166         1,593        3,883           --         5,476
Village Green, Yorba Linda, CA..............................          46         1,890        2,362           --         4,252
Washington & Allen, Pasadena, CA............................         860         1,068        1,422           --         2,490
Weatherford, Weatherford, TX................................       1,453           453        1,706           --         2,159
Westview Plaza, Lebanon, TN.................................          61           788        1,883           --         2,671
OFFICE
Barton Creek, Austin, TX....................................       5,580         3,080        5,238           --         8,318
Boulder Office, Boulder, CO.................................         824         2,400       10,481           --        12,881
Bowie, Austin, TX...........................................          87           442        1,854           --         2,296
Burbank-Lockheed, Burbank, CA...............................          87         7,105          219           --         7,324
Elliot & Hardy, Tempe, AZ...................................       5,313         1,783        5,463           --         7,246
Forest Hill, Memphis, TN....................................       1,146         1,396        1,146           --         2,542
Freeport #2 & #3, Irving, TX................................      15,010         4,138       15,010           --        19,148
Mesquite Corporate Center, Phoenix, AZ......................       4,052         2,125        4,121           --         6,246
Microsoft, Charlotte, NC....................................      12,719            --       12,719           --        12,719
Quail Commerce, Oklahoma City, OK...........................       2,696           738        2,701           --         3,439
INDUSTRIAL
1102 Freeway, Grand Praire, TX..............................          65         1,230        4,652           --         5,882
Allen D-2, Allen, TX........................................         353         1,129           89           --         1,218
Deerwood, Jacksonville, FL..................................          --         1,542        5,981           --         7,523
Elk Grove, Elk Grove, IL....................................          --         6,600       12,395           --        18,995
Gamecock, Rock Hill, SC.....................................         746         1,247          746           --         1,993
University of North Texas, Dallas, TX.......................       4,471           453        4,471           --         4,924
LAND
AEW #10, Mt. Laurel Township, NJ............................         248           355           --           --           355
Arrowood, Charlotte, NC.....................................          --           321           --           --           321
Cedar Hollow, Chester County, PA............................           1        12,119           --           --        12,119
Cleveland, Cleveland, OH....................................          10           270           --           --           270
DC Land, Douglas County, CO.................................       1,241         3,129           --           --         3,129
Forest LBJ, Dallas, TX......................................          --           668           --           --           668
Glasgow, Cherry Hill, NJ....................................          18         1,240           --           --         1,240
Hamden Town Center, Denver, CO..............................         719         5,065           --           --         5,065
Harrison Business Park, Colorado Springs, CO................          10           162           --           --           162
Lake Park Plaza, Lewisville, TX.............................         133         7,356           --           --         7,356
Perrier, Tamarac, FL........................................          --           718           --           --           718
Quarry Crossing, San Antonio, TX............................         236         2,793           --           --         2,793
SadlerLand, Memphis, TN.....................................          (0)          123           --           --           123
Sierra Corporate Center, Reno, NV...........................          --         3,292           --           --         3,292
TC Riverside, Belcamp, MD...................................         132         1,051           --           --         1,051
USPS--Kenhonkson, Kenhonkson, NY............................          33           290           --           --           290
Westridge @ Gateway, Dallas, TX.............................          13         1,548           --           --         1,548
Wood Village, Portland, OR..................................         417         4,398           --           --         4,398
                                                                 -------      --------     --------         ----       --------
  Total.....................................................     $67,452      $101,896     $117,494         $  0       $219,390
                                                                 =======      ========     ========         ====       ========


                                                                DATE OF        DATE     DEPRECIABLE
DESCRIPTION                                                   CONSTRUCTION   ACQUIRED    LIVES(B)
-----------                                                   ------------   --------   -----------
RETAIL
Country Corner, Escondido, CA...............................       N/A         1998
Diamond Bar, Diamond Bar, CA................................      1981         1997
Duncanville, Duncanville, TX................................      1999         1999
Gateway Plaza, Aurora, CO...................................      1984         1996
Golfview, Golfview, FL......................................      1999         1999
Killeen, Killeen, TX........................................      1999         1999
Loveland, Loveland, CO......................................      1999         1999
McCreless Square, San Antonio, TX...........................      1999         1999
Ridge Rock, Ft. Worth, TX...................................      1999         1999
Shelby, Shelby, NC..........................................      1999         1999
Springtown Mall, San Marcos, TX.............................      1975         1999
Village Green, Yorba Linda, CA..............................      1986         1997
Washington & Allen, Pasadena, CA............................      1999         1999
Weatherford, Weatherford, TX................................      1999         1999
Westview Plaza, Lebanon, TN.................................      1987         1999
OFFICE
Barton Creek, Austin, TX....................................      1999         1998
Boulder Office, Boulder, CO.................................      1985         1999
Bowie, Austin, TX...........................................      1986         1997
Burbank-Lockheed, Burbank, CA...............................      2000         1999
Elliot & Hardy, Tempe, AZ...................................      1998         1998
Forest Hill, Memphis, TN....................................      1999         1999
Freeport #2 & #3, Irving, TX................................      1998         1998
Mesquite Corporate Center, Phoenix, AZ......................      1999         1999
Microsoft, Charlotte, NC....................................      1999         1999
Quail Commerce, Oklahoma City, OK...........................      1998         1998
INDUSTRIAL
1102 Freeway, Grand Praire, TX..............................      1977         1999
Allen D-2, Allen, TX........................................      1998         1998
Deerwood, Jacksonville, FL..................................      1974         1999
Elk Grove, Elk Grove, IL....................................      1975         1999
Gamecock, Rock Hill, SC.....................................      1999         1999
University of North Texas, Dallas, TX.......................      1999         1999
LAND
AEW #10, Mt. Laurel Township, NJ............................       N/A         1997
Arrowood, Charlotte, NC.....................................       N/A         1999
Cedar Hollow, Chester County, PA............................       N/A         1999
Cleveland, Cleveland, OH....................................       N/A         1996
DC Land, Douglas County, CO.................................       N/A         1999
Forest LBJ, Dallas, TX......................................       N/A         1998
Glasgow, Cherry Hill, NJ....................................       N/A         1999
Hamden Town Center, Denver, CO..............................       N/A         1999
Harrison Business Park, Colorado Springs, CO................       N/A         1998
Lake Park Plaza, Lewisville, TX.............................       N/A         1999
Perrier, Tamarac, FL........................................       N/A         1999
Quarry Crossing, San Antonio, TX............................       N/A         1997
SadlerLand, Memphis, TN.....................................       N/A         1997
Sierra Corporate Center, Reno, NV...........................       N/A         1999
TC Riverside, Belcamp, MD...................................       N/A         1997
USPS--Kenhonkson, Kenhonkson, NY............................       N/A         1999
Westridge @ Gateway, Dallas, TX.............................       N/A         1997
Wood Village, Portland, OR..................................       N/A         1999

  Total.....................................................


(A) The aggregate cost for Federal Income tax purposes is approximately $220 million.
(B) All real estate investments have been held for sale since acquisition and are therefore not depreciated.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                 NOTE TO SCHEDULE III--REAL ESTATE INVESTMENTS
                          AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

    Changes in real estate investments and accumulated depreciation for the three years ended December 31, 1999 are as follows:

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
REAL ESTATE INVESTMENTS:
Balance at beginning of year................................  $  91,501   $  98,567   $  71,122
  Additions and improvements................................    266,255     169,026     104,147
  Sales and transfers.......................................   (138,366)   (176,092)    (76,702)(A)
                                                              ---------   ---------   ---------
Balance at end of year......................................  $ 219,390   $  91,501   $  98,567
                                                              =========   =========   =========

------------------------

(A) Includes $35,400 contributed to a partnership in March 1997.