Form 10-Q
period 2000-03-31
TRAMMELL CROW CO
filed 2000-05-15
CIK 1022438

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000,
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13531

                            ------------------------

                             TRAMMELL CROW COMPANY

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-2721454
    (State or other jurisdiction of            (IRS Employer Identification Number)
    Incorporation or organization)

           2001 ROSS AVENUE                                   75201
              SUITE 3400                                    (Zip Code)
             DALLAS, TEXAS
    (Address of principal executive
               offices)

                                 (214) 863-3000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At May 10, 2000 there were 34,987,085 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                        --------
 PART I.  Financial Information

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2000
            (unaudited) and December 31, 1999.........................      3

          Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2000 and 1999 (unaudited)....      4

          Condensed Consolidated Statements of Stockholders' Equity
            for the three months ended March 31, 2000 (unaudited) and
            the year ended December 31, 1999..........................      5

          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2000 and 1999 (unaudited)....      6

          Notes to Condensed Consolidated Financial Statements
            (unaudited)...............................................      7

 Item 2.  Management's Discussion and Analysis of Financial Condition      14
            and
            Results of Operations.....................................

 Item 3.  Quantitative and Qualitative Disclosures About Market            19
            Risk......................................................

PART II.  Other Information

 Item 1.  Legal Proceedings...........................................     20

 Item 6.  Exhibits and Reports on Form 8-K............................     20

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................   $ 33,919       $ 47,528
  Accounts receivable, net of allowance for doubtful
    accounts of $2,857 in 2000 and $3,053 in 1999...........    111,746        122,626
  Receivables from affiliates...............................      3,375          3,333
  Notes and other receivables...............................     12,663          8,510
  Deferred income taxes.....................................      1,585          1,585
  Real estate held for sale.................................    215,235        219,390
  Other current assets......................................     19,695         16,047
                                                               --------       --------
    Total current assets....................................    398,218        419,019
Furniture and equipment, net................................     22,261         23,116
Deferred income taxes.......................................      7,086          7,086
Investments in unconsolidated subsidiaries..................     28,161         31,291
Goodwill, net...............................................    119,101        119,107
Other assets................................................     41,739         38,391
                                                               --------       --------
                                                               $616,566       $638,010
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $ 35,818       $ 47,819
  Accrued expenses..........................................     64,353         93,273
  Payables to affiliates....................................        360            730
  Income taxes payable......................................      1,336          6,935
  Current portion of long-term debt.........................      1,069          1,443
  Notes payable on real estate held for sale................    137,837        134,827
  Other current liabilities.................................      1,670          2,757
                                                               --------       --------
    Total current liabilities...............................    242,443        287,784
Long-term debt, less current portion........................     82,584         62,641
Other liabilities...........................................      1,097          1,780
                                                               --------       --------
    Total liabilities.......................................    326,124        352,205
Minority interest...........................................     33,867         34,153
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares
    authorized; none issued or outstanding..................         --             --
  Common stock; $0.01 par value; 100,000,000 shares
    authorized; 35,723,860 shares issued and 34,873,411
    shares outstanding in 2000, and 35,581,620 shares issued
    and 34,779,895 shares outstanding in 1999...............        357            356
  Paid-in capital...........................................    175,947        174,645
  Retained earnings.........................................     91,860         88,160
  Less: Treasury stock......................................     (9,915)        (9,363)
      Stockholder loans.....................................        (23)           (98)
      Unearned stock compensation, net......................     (1,651)        (2,048)
                                                               --------       --------
Total stockholders' equity..................................    256,575        251,652
                                                               --------       --------
                                                               $616,566       $638,010
                                                               ========       ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
REVENUES
  CORPORATE:
  Facilities management.....................................     $ 29,375       $ 18,165
  Corporate advisory services...............................       26,119         19,768
  Project management services...............................       11,588          5,342
  Gain on disposition of real estate........................           93             18
  Other.....................................................           83             55
                                                               ----------     ----------
                                                                   67,258         43,348

  INSTITUTIONAL:
  Property management.......................................       39,866         37,498
  Brokerage services........................................       29,751         26,585
  Development services......................................       18,978         25,767
  Income from investments in unconsolidated subsidiaries....        1,639            245
  Gain on disposition of real estate........................        5,506            953
  Other.....................................................          246            393
                                                               ----------     ----------
                                                                   95,986         91,441
                                                               ----------     ----------
                                                                  163,244        134,789

COSTS AND EXPENSES
  Salaries, wages and benefits..............................      100,863         80,712
  Commissions...............................................       21,347         16,144
  General and administrative................................       25,479         20,291
  Depreciation and amortization.............................        4,666          3,645
  Interest..................................................        3,501          1,964
  Minority interest.........................................        1,219            121
                                                               ----------     ----------
                                                                  157,075        122,877
                                                               ----------     ----------
Income before income taxes..................................        6,169         11,912
Income tax expense..........................................        2,469          4,809
                                                               ----------     ----------
Net income..................................................     $  3,700        $ 7,103
                                                               ==========     ==========
Earnings per share:
  Basic.....................................................     $   0.11         $ 0.21
                                                               ==========     ==========
  Diluted...................................................     $   0.10          $0.20
                                                               ==========     ==========
Weighted average common shares outstanding:
  Basic.....................................................   34,685,582     34,520,658
  Diluted...................................................   35,903,543     36,232,099

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       THREE MONTHS ENDED MARCH 31, 2000 AND YEAR ENDED DECEMBER 31, 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                   COMMON SHARES        COMMON                                                      UNEARNED
                               ---------------------   STOCK PAR   PAID-IN    RETAINED   TREASURY   STOCKHOLDER       STOCK
                                 ISSUED     TREASURY     VALUE     CAPITAL    EARNINGS   STOCK(1)      LOANS      COMPENSATION
                               ----------   --------   ---------   --------   --------   --------   -----------   -------------
Balance at January 1, 1999...  34,477,825     1,587      $345      $160,733   $33,717    $    --       $(904)        $(1,879)
  Net income.................          --        --        --            --    54,443         --          --              --
  Issuance of restricted
    stock....................     128,347    (3,174)        1         2,226        --         --          --          (2,227)
  Forfeiture of restricted
    stock....................          --    22,412        --          (162)       --       (315)         --             272
  Amortization of restricted
    stock....................          --        --        --            --        --         --          --           1,786
  Issuance of common stock...     569,089        --         6        10,375        --         --          --              --
  Exercise of stock
    options..................     406,359        --         4         1,473        --         --          --              --
  Stock repurchase...........          --   780,900        --            --        --     (9,048)         --              --
  Collection of stockholder
    loans....................          --        --        --            --        --         --         806              --
                               ----------   -------      ----      --------   -------    -------       -----         -------
Balance at December 31,
  1999.......................  35,581,620   801,725       356       174,645    88,160     (9,363)        (98)         (2,048)
  Net income.................          --        --        --            --     3,700         --          --              --
  Issuance of restricted
    stock....................          --    (4,250)       --            --        --         49          --             (49)
  Forfeiture of restricted
    stock....................          --     3,174        --           (64)       --        (35)         --              21
  Amortization of restricted
    stock....................          --        --        --            --        --         --          --             425
  Issuance of common stock...     142,240        --         1         1,366        --         --          --              --
  Stock repurchase...........          --    49,800        --            --        --       (566)         --              --
  Collection of stockholder
    loans....................          --        --        --            --        --         --          75              --
                               ----------   -------      ----      --------   -------    -------       -----         -------
Balance at March 31, 2000....  35,723,860   850,449      $357      $175,947   $91,860    $(9,915)      $ (23)        $(1,651)
                               ==========   =======      ====      ========   =======    =======       =====         =======


                                TOTAL
                               --------
Balance at January 1, 1999...  $192,012
  Net income.................    54,443
  Issuance of restricted
    stock....................        --
  Forfeiture of restricted
    stock....................      (205)
  Amortization of restricted
    stock....................     1,786
  Issuance of common stock...    10,381
  Exercise of stock
    options..................     1,477
  Stock repurchase...........    (9,048)
  Collection of stockholder
    loans....................       806
                               --------
Balance at December 31,
  1999.......................   251,652
  Net income.................     3,700
  Issuance of restricted
    stock....................        --
  Forfeiture of restricted
    stock....................       (78)
  Amortization of restricted
    stock....................       425
  Issuance of common stock...     1,367
  Stock repurchase...........      (566)
  Collection of stockholder
    loans....................        75
                               --------
Balance at March 31, 2000....  $256,575
                               ========

------------------------------

(1) Treasury stock at January 1, 1999 rounds to less than $1.

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                                    MARCH 31
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS,
                                                              EXCEPT SHARE AND PER
                                                                   SHARE DATA)
OPERATING ACTIVITIES
Net income..................................................   $ 3,700     $ 7,103
Adjustments to reconcile net income to net cash used in
  operating activities......................................
  Depreciation and amortization.............................     4,666       3,645
  Amortization of employment contracts and unearned
    compensation............................................       930         575
  Minority interest.........................................     1,219         121
  Deferred income tax provision.............................        --         663
  Income from investments in unconsolidated subsidiaries....    (1,639)       (245)
  Changes in operating assets and liabilities, net of
    acquisitions
    Accounts receivable.....................................    10,880       3,827
    Receivables from affiliates.............................       (42)     (1,134)
    Notes receivable and other assets.......................   (13,001)       (452)
    Real estate held for sale...............................    (5,470)    (28,057)
    Notes payable on real estate held for sale..............    11,794      27,964
    Accounts payable and accrued expenses...................   (40,330)    (29,566)
    Payables to affiliates..................................      (370)        100
    Income taxes payable....................................    (5,599)      2,749
    Other liabilities.......................................    (1,770)        (22)
                                                               -------     -------
Net cash used in operating activities.......................   (35,032)    (12,729)
                                                               -------     -------
INVESTING ACTIVITIES
Expenditures for furniture and equipment....................    (1,536)     (4,155)
Acquisitions of real estate service companies...............    (1,106)     (2,141)
Investments in unconsolidated subsidiaries..................    (1,681)     (3,092)
Distributions from unconsolidated subsidiaries..............     6,804         694
                                                               -------     -------
Net cash provided by (used in) investing activities.........     2,481      (8,694)
                                                               -------     -------
FINANCING ACTIVITIES
Principal payments on debt..................................   (20,487)    (25,537)
Proceeds from debt..........................................    40,058          --
Contributions from minority interest........................     3,125      10,140
Distributions to minority interest..........................    (4,630)        (73)
Purchase of common stock....................................      (566)         --
Proceeds from exercise of stock options.....................        --       1,316
Proceeds from issuance of common stock......................     1,367       2,753
Collections of stockholder loans............................        75         608
                                                               -------     -------
Net cash provided by (used in) financing activities.........    18,942     (10,793)
                                                               -------     -------
Net decrease in cash and cash equivalents...................   (13,609)    (32,216)
Cash and cash equivalents, beginning of period..............    47,528      87,946
                                                               -------     -------
Cash and cash equivalents, end of period....................   $33,919     $55,730
                                                               =======     =======

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

1. GENERAL

    The consolidated interim financial statements of Trammell Crow Company (the "Company") included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

    The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors. The Company's revenues tend to be higher in the last quarter of the year than in the first three quarters because its clients have demonstrated a tendency to close transactions toward the end of the year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

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

EARNINGS PER SHARE

    The weighted-average common shares outstanding used to calculate diluted earnings per share for the three months ended March 31, 2000 and 1999 include the dilutive effect of options to purchase 1,217,961 and 1,711,441 shares of common stock, respectively.

RECLASSIFICATIONS

    As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company realigned certain elements of its business effective January 1, 2000. As a consequence of this realignment, the reportable segments have changed from three segments in 1999, Outsourcing, Retail and Local Business Units, to two segments, Corporate and Institutional, in 2000. The Company delivers three core services--management services, transaction services and development and project management services to both corporate and institutional customers. Revenues for the three months ended

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

1. GENERAL (CONTINUED)
March 31, 2000 have been presented by these service lines. Revenues for the three months ended March 31, 1999 have been reclassified to conform to the presentation for 2000. As a result, revenue items differ from the amounts reported in previously filed documents. These reclassifications did not impact net income.

2. REAL ESTATE HELD FOR SALE

    During the three months ended March 31, 2000, the Company sold six real estate projects for an aggregate sales price of $32,820, resulting in an aggregate gain on disposition of $5,599. During the three months ended
March 31, 1999, the Company sold three real estate projects for an aggregate sales price of $7,972, resulting in an aggregate gain on disposition of $971.

    In addition, during the three months ended March 31, 2000, the Company received $15,160 from a real estate partnership in which it has a 10% interest, representing reimbursement of costs expended in excess of the Company's required capital contribution of $354. In a second transaction, the Company sold its interest, at net book value, in another partnership which owned real estate with a cost of $8,603 and debt and outstanding payables totaling the same amount. In another transaction, the Company deeded land with a fair market value of $688 to the lender under an arrangement with the lender. The fair market value of the asset approximated the carrying value of the note. No gains or losses were recognized on these transactions.

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Operating results for unconsolidated subsidiaries are as follows:

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
Total revenues..........................................  $ 25,367    $ 19,306
Total expenses..........................................   (17,455)    (13,390)
                                                          --------    --------
  Net income............................................  $  7,912    $  5,916
                                                          ========    ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

4. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
Payroll and bonuses...................................   $20,390       $38,387
Commissions...........................................    25,849        36,939
Deferred income.......................................     8,266         4,394
Insurance accrual.....................................     1,017           979
Additional consideration for acquisitions.............        --         2,000
Other.................................................     8,831        10,574
                                                         -------       -------
                                                         $64,353       $93,273
                                                         =======       =======

5. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
Borrowings under a $150,000 line of credit with a
  bank................................................   $82,105       $62,105
Capital lease obligations.............................     1,079         1,259
Note payable to entity owned by stockholder...........       250           500
Other.................................................       219           220
                                                         -------       -------
Total long-term debt..................................    83,653        64,084
Less current portion of long-term debt................     1,069         1,443
                                                         -------       -------
                                                         $82,584       $62,641
                                                         =======       =======

    At March 31, 2000, the Company had an unused borrowing capacity (taking into account letters of credit outstanding) under its $150,000 line of credit of approximately $40,394.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

6. STOCKHOLDERS' EQUITY

    A summary of the Company's stock option activity for the three months ended March 31, 2000 is as follows:

                                           EXERCISE      EXERCISE      EXERCISE      EXERCISE
                                             PRICE         PRICE         PRICE         PRICE
                                           OF $3.85      OF $11.44     OF $17.45     OF $26.64
                                            (BELOW       TO $17.44     TO $26.63     TO $36.00
                                            MARKET      (AT MARKET    (AT MARKET    (AT MARKET
                                           PRICE AT      PRICE AT      PRICE AT      PRICE AT
                                          GRANT DATE)   GRANT DATE)   GRANT DATE)   GRANT DATE)     TOTAL
                                          -----------   -----------   -----------   -----------   ---------
OPTIONS OUTSTANDING:
December 31, 1999.......................   1,739,571       867,622     3,192,638      236,629     6,036,460
Granted.................................          --     1,505,843            --           --     1,505,843
Forfeited...............................          --       (16,230)      (36,814)     (12,698)      (65,742)
                                           ---------     ---------     ---------      -------     ---------
March 31, 2000..........................   1,739,571     2,357,235     3,155,824      223,931     7,476,561
                                           =========     =========     =========      =======     =========
OPTIONS EXERCISABLE AT MARCH 31, 2000...   1,739,571        18,460     1,662,225      117,887     3,538,143
                                           =========     =========     =========      =======     =========

7. ACQUISITION OF REAL ESTATE SERVICE COMPANY

    In July 1999, the Company acquired the business of Phoenix Corporate Services LLC, a Cambridge, Massachusetts-based commercial real estate outsourcing services firm, and Leeds Construction Company, Inc., an affiliated company ("Phoenix"). The Company acquired substantially all of the assets of Phoenix for a base purchase price of approximately $10,260 ($8,760 of which was paid in cash at closing and the remainder of which was satisfied by issuing a $1,500 letter of credit into escrow at closing) and 268,306 shares of common stock. In addition, the Company agreed to pay up to an additional $2,400 in cash if the acquired business meets certain performance thresholds. As of March 31, 2000, $1,650 of this amount was earned and paid. The Company also issued 5,619 restricted shares of common stock under the Company's Long-Term Incentive Plan to an employee of Phoenix who became employed by the Company in connection with the acquisition, and paid an aggregate of $600 to the two principals and an employee of Phoenix in exchange for certain covenants not to compete. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $13,107. The operations of Phoenix are included in the Company's operations from the date of acquisition. The Company borrowed approximately $10,000 under its credit facility to fund the acquisition.

8. FINANCIAL INSTRUMENTS

    In September 1998, as required under the Company's $150,000 line of credit, the Company entered into an interest rate swap to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held or issued for trading purposes. Through June 24, 1999, the Company had an interest rate swap outstanding with a notional amount of $135,000. This swap agreement established a fixed interest pay rate of 5.29% on a portion of the Company's variable rate debt. On June 24, 1999, the interest rate swap

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

8. FINANCIAL INSTRUMENTS (CONTINUED)
agreement was renewed for a nine-month period ending March 24, 2000, with a notional amount of $125,000. This swap agreement established a fixed interest pay rate of 5.52% on a portion of the Company's variable rate debt. On
March 24, 2000, the interest rate swap agreement was renewed for a twelve-month period ending March 24, 2001, with a notional amount of $150,000. This swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company's variable rate debt. Under these swap agreements, if the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is refunded to the Company and recorded as a reduction of interest expense. The weighted average receive rate under these swap agreements for the three months ended March 31, 2000 and 1999 was 6.04% and 5.12%, respectively. In connection with these agreements, the Company recorded a reduction to interest expense of $148 for the three months ended March 31, 2000 and incremental interest expense of $35 for the three months ended March 31, 1999.

9. COMMITMENTS AND CONTINGENCIES

    At March 31, 2000, the Company had guaranteed $10,640 of real estate notes payable of others. These notes are collateralized by the underlying real estate. The Company had outstanding letters of credit totaling $29,084 at March 31, 2000, which expire at varying dates through December 2000.

    In addition, at March 31, 2000, the Company had several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

    The Company and its subsidiaries are defendants in lawsuits that arose in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position.

10. SEGMENT INFORMATION

DESCRIPTION OF SERVICES BY SEGMENT

    To respond to the ever-growing demands of its customers for fully bundled integrated services, in January 2000, the Company realigned certain elements of its business, resulting in a change from three segments in 1999 to two reportable segments, Corporate and Institutional, in 2000. Both of these segments provide real estate services, but focus on two different types of customers.

    The Corporate segment provides facilities management, corporate advisory services and project management services to corporate customers who are typically the primary occupants of commercial properties. Corporate customers include users of facilities such as multinational corporations, major retailers, hospitals and universities, as well as other business concerns.

    The Institutional segment provides property management, brokerage services and development services to institutional investors in commercial property who typically are not the primary occupants.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

10. SEGMENT INFORMATION (CONTINUED)
MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The Company evaluates performance and allocates resources among its two reportable segments based on income before income taxes and EBITDA (as defined in footnote 2 to the table below). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

    The Company's reportable segments are defined by the type of customer to whom the services are provided. The Corporate and Institutional segments are managed separately because the expertise required and the needs of the customer vary between corporate users and institutional investors. Virtually all of the Company's revenues are from customers located in the United States. No individual customer accounts for more than 10% of the Company's revenues.

    Summarized financial information for the Company's two reportable segments follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000     1999(3)
                                                          --------   --------
CORPORATE:
Total revenues..........................................  $ 67,258   $ 43,348
Operating costs and expenses(1).........................    66,394     42,953
                                                          --------   --------
Income before income tax expense........................       864        395
Depreciation and amortization...........................     1,941      1,067
Interest expense........................................       637        257
                                                          --------   --------
EBITDA(2)...............................................  $  3,442   $  1,719
                                                          ========   ========
Assets..................................................  $193,318   $117,628
                                                          ========   ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

10. SEGMENT INFORMATION (CONTINUED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000     1999(3)
                                                          --------   --------
INSTITUTIONAL:
Total revenues..........................................  $ 95,986   $ 91,441
Operating costs and expenses(1).........................    90,681     79,924
                                                          --------   --------
Income before income tax expense........................     5,305     11,517
Depreciation and amortization...........................     2,725      2,578
Interest expense........................................     2,864      1,707
                                                          --------   --------
EBITDA(2)...............................................  $ 10,894   $ 15,802
                                                          ========   ========
Assets..................................................  $423,248   $348,192
                                                          ========   ========
TOTAL:
Total revenues..........................................  $163,244   $134,789
Operating costs and expenses(1).........................   157,075    122,877
                                                          --------   --------
Income before income tax expense........................     6,169     11,912
Depreciation and amortization...........................     4,666      3,645
Interest expense........................................     3,501      1,964
                                                          --------   --------
EBITDA(2)...............................................  $ 14,336   $ 17,521
                                                          ========   ========
Total assets............................................  $616,566   $465,820
                                                          ========   ========

------------------------

(1) Operating costs and expenses include non-cash compensation expense of $398 and $141 related to the Corporate segment and $532 and $434 related to the Institutional segment in 2000 and 1999, respectively.

(2) EBITDA represents earnings before interest, income taxes and depreciation and amortization. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

(3) The 1999 segment information has been reclassified as a result of the changes in the Company's reportable segments effective January 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

    Trammell Crow Company is one of the largest diversified commercial real estate service firms in North America. As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company realigned certain elements of its business effective January 1, 2000. As a consequence of this realignment, the reportable segments have changed from three segments in 1999, Outsourcing, Retail and Local Business Units, to two segments, Corporate and Institutional, in 2000 to respond to the ever-growing demands of the Company's customers for fully bundled integrated services. The Company delivers three core services--management services, transaction services and development and project management services--to both corporate and institutional customers.

    The Corporate segment provides services to users of space who are typically the primary occupants of commercial properties and include multinational corporations, hospitals and universities. As part of the realignment, the Company consolidated all pieces of its business focused on corporate customers, including major retailers. Thus, tenant representation and build-to-suit services for corporate and retail customers are part of the Company's integrated corporate services offering. The management services provided under the Corporate segment consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Transaction services provided by the Corporate segment include corporate advisory services such as portfolio management and tenant representation. Project management services provided by the Corporate segment include strategic functions such as space planning and relocation coordination, development and financial services.

    The Institutional segment provides services to investors and landlords who typically are not the primary occupants of the commercial properties with respect to which services are performed. Management services provided by the Institutional segment include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Transaction services provided by the Institutional segment include brokerage services such as project leasing and investment sales whereby the Company advises buyers, sellers and landlords in connection with the sale and leasing of office, industrial and retail space and land. Development services provided by the Institutional segment include comprehensive project development and construction services and the acquisition and disposition of commercial real estate projects. The development and construction services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management and tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE
  MONTHS ENDED MARCH 31, 1999

    REVENUES. The Company's total revenues increased $28.4 million, or 21.1%, to $163.2 million in the first quarter of 2000 from $134.8 million in the first quarter of 1999.

CORPORATE REVENUES

    Facilities management revenue, which represented 18.0% of the Company's total revenue in the first quarter of 2000, increased $11.2 million, or 61.5%, to $29.4 million in the first quarter of 2000 from $18.2 million in the first quarter of 1999. The revenue growth primarily resulted from (i) the acquisition of a real estate outsourcing services firm in July 1999, (ii) the addition of several new customers subsequent to the first quarter of 1999, and (iii) the expansion of services provided to existing customers.

    Corporate advisory services revenue, which represented 16.0% of the Company's total revenue in the first quarter of 2000, increased $6.3 million, or 31.8%, to $26.1 million in the first quarter of 2000 from $19.8 million in the first quarter of 1999. The revenue growth resulted from an increase in the number of brokerage transactions, fueled by an increase in the average number of brokers employed during the first quarter of 2000, as compared to the first quarter of 1999, coupled with an increased focus on larger transactions.

    Revenues from project management activities (consisting of project management service fees and gain on disposition of real estate) totaled
$11.7 million in the first quarter of 2000, and represented 7.2% of the Company's total revenue in the first quarter of 2000. These revenues increased $6.3 million, or 116.7%, from $5.4 million in the first quarter of 1999. The revenue growth was primarily due to the acquisition of a real estate outsourcing services firm in July 1999 and the expansion of services provided to existing customers.

INSTITUTIONAL REVENUES

    Property management revenue, which represented 24.4% of the Company's total revenue in the first quarter of 2000, increased $2.4 million, or 6.4%, to $39.9 million in the first quarter of 2000 from $37.5 million in the first quarter of 1999. This increase was primarily due to an overall increase in the total number of square feet under management.

    Brokerage services revenue, which represented 18.3% of the Company's total revenue in the first quarter of 2000, increased $3.2 million, or 12.0%, to $29.8 million in the first quarter of 2000 from $26.6 million in the first quarter of 1999. The revenue growth resulted from an increase in the number of brokerage transactions, fueled by an increase in the average number of brokers employed during the first quarter of 2000, as compared to the first quarter of 1999, coupled with an increased focus on larger transactions.

    Revenues from development and investment activities (consisting of development and construction services fees, income from investments in unconsolidated subsidiaries and gain on disposition of real estate) totaled $26.1 million in the first quarter of 2000, and represented 16.0% of the Company's 2000 total revenue. These revenues decreased $0.9 million, or 3.3%, from $27.0 million in the first quarter of 1999. The decrease is primarily attributable to a decrease of $6.8 million in development and construction management fees in the first quarter of 2000. In the first quarter of 1999, two significant projects from which the Company received development fees contributed approximately $9.0 million of revenues, while in the first quarter of 2000 the Company generated development fees of approximately $2.2 million from its two largest projects. The decrease in development and construction management fees was offset by an increase in gain on disposition of real estate of $4.5 million and an increase in income from unconsolidated subsidiaries resulting from the sale of underlying real estate, which increased $1.4 million in the first quarter of 2000.

    A portion of the Company's development and investment activities involves the provision of development services to companies that invest in commercial real estate projects. During the last half of 1998, the Company observed evidence that providers of capital for real estate investment were beginning to take a more cautious approach regarding investments in development projects, and through the first quarter of 2000, continued to note such caution on the part of capital providers. The Company expects that this trend, together with increases in interest rates during 1999 and thus far in 2000, will cause the Company's development and investment revenues and profits in 2000 to be relatively consistent with 1999 levels.

    OPERATING COSTS AND EXPENSES. The Company's operating costs and expenses increased $34.2 million, or 27.8%, to $157.1 million in the first quarter of 2000 from $122.9 million in the first quarter of 1999.

    The increase in operating costs and expenses was largely due to a 25.0% increase in salaries, wages, and benefits in the first quarter of 2000, resulting primarily from increases in staffing to support internal growth in the Company's business, including new assignments for the Company's outsourcing business, and the acquisition of a real estate outsourcing firm in July 1999.

    Commissions increased $5.2 million, or 32.3%, to $21.3 million, in the first quarter of 2000 from $16.1 million in the first quarter of 1999. The change is primarily a result of the increased brokerage activities giving rise to the significant growth in the Company's corporate advisory and brokerage services revenues, coupled with more revenues derived from tenant representation and investment sales transactions, which command higher commission payouts to brokers than project leasing.

    General and administrative expenses increased $5.2 million, or 25.6%, to $25.5 million in the first quarter of 2000 from $20.3 million in the first quarter of 1999. The increase is primarily due to a company-wide increase in administrative costs resulting from the overall increase in number of employees (approximately 5,700 at March 31, 1999 and approximately 6,400 at March 31,
2000) and, to a lesser extent, an increase in management information systems costs.

    Other expenses (consisting of depreciation, amortization, interest and minority interest) increased $3.7 million, or 64.9%, to $9.4 million in the first quarter of 2000 from $5.7 million in the first quarter of 1999. The increase in other expenses is primarily a result of an increase in minority interest of approximately $1.1 million and increased interest expense of approximately $1.5 million related to real estate held for sale.

    INCOME BEFORE INCOME TAXES. The Company's income before income taxes decreased $5.7 million to $6.2 million in the first quarter of 2000 from $11.9 million in the first quarter of 1999. The decrease in the first quarter of 2000 is attributable to a change in the composition of development and transaction services revenue and an increase in salaries, wages and benefits. In the first quarter of 1999, the Company's development services included two large transactions as noted above that contributed significantly to net income before taxes. In the first quarter of 2000, the Company derived more of its transaction services revenue from tenant representation and investment sales transactions which command a higher commission payout to brokers than project leasing. The Company believes that the current quarter results are not indicative of full year results due to changes in revenue composition from quarter to quarter and expects the net income before taxes margin for the full year to be relatively consistent with 1999 results.

    NET INCOME. Net income decreased $3.4 million, to $3.7 million in the first quarter of 2000 from $7.1 million in the first quarter of 1999, due to the fluctuations in revenues and expenses described above.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

    The results of operations for any quarter are not necessarily indicative of results for any future period. The Company's revenues and operating margins tend to be higher in the last quarter of the year than in the first three quarters because its clients have demonstrated a tendency to close transactions toward the end of the year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

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

    Net cash used in operating activities totaled $35.0 million for the three months ended March 31, 2000, compared to $12.7 million for the same period in 1999. This change is primarily due to a $40.3 million decrease in accounts payable and accrued expenses in 2000 compared to a decrease of $29.6 million in 1999. This decrease in 2000 is primarily a result of payment in 2000 of amounts owed related to development activity. The changes are also a result of an increase of $13.0 million in notes receivable and other assets in 2000 compared to an increase of only $0.5 in 1999, primarily related to development activity. The increase was partially offset by $6.3 million provided by development activity (real estate held for sale, net of related borrowings) in 2000, compared to $0.1 used for the same period in 1999.

    Net cash provided by investing activities totaled $2.5 million for the three months ended March 31, 2000, compared to net cash used in investing activities of $8.7 million for the same period in 1999. This change is primarily due to an increase of $7.5 million in distributions from unconsolidated subsidiaries, net of additional investments, and a decrease of $2.7 million in expenditures for furniture and equipment in the first quarter of 2000.

    Net cash provided by financing activities totaled $18.9 million for the three months ended March 31, 2000, compared to net cash used in financing activities of $10.8 million for the same period in 1999. This change is primarily attributable to borrowings, net of payments, in 2000 of $19.6 million under the Credit Facility, compared to net payments of $25.5 million in 1999. In addition, the Company made distributions to minority interest holders, net of contributions, of $1.5 million in 2000, compared to contributions from minority interest holders, net of distributions, of $10.1 million in 1999. The Company also received $4.1 million in 1999 from the exercise of stock options and issuance of common stock, compared to $1.4 million from issuance of common stock in 2000.

    The Company has a $150 million revolving line of credit arranged by Bank of America, N.A., as the administrative agent (the "Administrative Agent"). In December 1999, the Company, under the terms of the revolving line of credit, exercised the first of its two one-year extension options and subsequently amended the revolving line of credit (the "Credit Facility"). Under the terms of the Credit Facility, the Company can obtain loans which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate, which is the higher of the prime lending rate announced from time-to-time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at an adjusted Eurodollar rate plus a margin which ranges from 1.25% to 1.75%, depending upon the Company's leverage ratio at the date the margin is determined. The Credit Facility contains various covenants such as the maintenance of minimum equity and liquidity and covenants relating to certain key financial data. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150 million commitment. At March 31, 2000, the Company had outstanding borrowings of $82.1 million and unused borrowing capacity (taking into account letters of credit outstanding) under the Credit Facility of approximately
$40.4 million. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company's indebtedness in excess of $50 million ensuring the net interest is fixed, capped or hedged. In
September 1998, the Company entered into an interest rate swap agreement with a notional amount of $135.0 million. The swap agreement established a fixed interest pay rate of 5.29% and expired on June 24, 1999. In June 1999, the Company entered into a second swap agreement with a notional amount of $125.0 million and a fixed interest pay rate of 5.52%. This agreement expired on March 24, 2000. On March 24, 2000, the Company entered into a new swap agreement that expires on March 24, 2001 with a notional amount of $150.0 million and a fixed interest pay rate of 6.65%. The weighted average receive rate for the swap agreement was 6.04% for the period ended March 31, 2000. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held for trading purposes. The shares of certain subsidiaries of the Company, individually representing 5% or more of the consolidated assets, revenues or earnings of the Company, are pledged as security for the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions and investments, fund its co-investment activities with its customers and provide the Company with an additional source of working capital.

    In August 1997, Trammell Crow BTS, Inc., a wholly-owned subsidiary of the Company ("TC BTS"), obtained a $20.0 million credit facility (the "Retail BTS Facility") from KeyBank National Association ("KeyBank"). In September 1999, the Retail BTS Facility was modified to increase the credit facility to $30.0 million. Under the modified terms of the Retail BTS Facility, until July 31, 2000, subsidiaries of TC BTS can obtain loans at one of a LIBOR-based interest rate, KeyBank's prime rate or a combination of the two interest rates. The proceeds of any such loans must be used for the construction of retail facilities. On March 31, 2000, the outstanding balance owed under the Retail BTS Facility was $2.8 million. The Retail BTS facility is secured by a first mortgage on and assignment of all rents from the constructed facilities. In addition, TC BTS must guarantee all obligations of its subsidiaries for loans made pursuant to the Retail BTS Facility. The Company must also guarantee the repayment obligations under the Retail BTS Facility with respect to such loans and must guarantee the timely lien-free completion of each retail facility to which such loans relate. As guarantor, the Company is subject to various covenants consistent with financial covenants required by the Credit Facility. The Retail BTS Facility also contains various covenants, such as the maintenance of a minimum net worth and liquidity of TC BTS and prohibition on other TC BTS guarantees of build-to-suit retail projects.

    In December 1998, TCC Triple Net obtained a two-year $20.0 million revolving line of credit ("Triple Net Facility") from KeyBank. Under the terms of the Triple Net Facility, TCC Triple Net can obtain loans at a LIBOR-based interest rate or prime rate, the proceeds of which must be used for the acquisition of retail properties subject to "triple net" leases. On March 31, 2000, there was no outstanding balance under the Triple Net Facility. The Triple Net Facility is nonrecourse to TCC Triple Net and is secured by a first mortgage and assignment of all rents from the acquired properties. The Company will guarantee from 10% to 40% of each such loan depending on the credit rating of the tenant occupying the acquired property. The Company's guarantee percentage will be reduced to 10% for any loan upon the receipt of a qualifying purchase agreement relating to the property underlying such loan. The maximum amount of any advance related to a single property will be either (i) 90% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BBB or higher), or (ii) 80% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BB+ or lower). The Triple Net Facility also contains various covenants, such as the maintenance of minimum equity and liquidity of the Company and covenants relating to certain key financial data of the Company. The restrictions contained in such financial covenants are identical to those set forth in the Credit Facility.

    The Company intends to retain earnings to finance its growth and, therefore, does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Facility, the Retail BTS Facility and the Triple Net Facility and loans secured by underlying real estate will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, acquisitions of service companies and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of its implementation of its growth strategy and related initiatives. The Company regularly considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

RECENT DEVELOPMENTS

    In November 1999, the Company announced that its Board of Directors had approved a stock repurchase program. The repurchase program authorized the repurchase of up to $10.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through December 31, 1999, the Company had purchased 780,900 shares at an average cost of $11.59 per share with funds generated from operations and existing cash. Through March 31, 2000, the Company had repurchased a total of 830,700 shares at an average cost of $11.57 per share. The Company placed the repurchased shares in treasury and expects that the shares will be reissued in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's Long-Term Incentive Plan, as well as for other corporate purposes.

FORWARD-LOOKING STATEMENTS

    Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes" "anticipates," "expects", "projects" and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to implement cost containment measures and achieve economies of scale, (iii) the ability of the Company to implement and manage effectively its e-commerce initiatives, (iv) the ability of the Company to compete effectively in the international arena, (v) the ability of the Company to attract new outsourcing customers, (vi) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company's participation as a principal in real estate investments,
(vii) the Company's ability to continue to pursue an aggressive growth strategy,
(viii) the Company's ability to compete in highly competitive national and local business lines and (ix) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions (including the availability of capital for investment in real estate) and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to disclosures contained under heading "Risk Factors" in "Item 1. Business" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II-OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

           27 Financial Data Schedule

       (b) Reports on Form 8-K filed since December 31, 1999:

           None

                                   SIGNATURE

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

Date: May 15, 2000