Form 10-Q
period 2000-06-30
TRAMMELL CROW CO
filed 2000-08-11
CIK 1022438

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000,
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At August 9, 2000 there were 35,174,463 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                         --------

 PART I.   Financial Information

 Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2000
           (unaudited) and December 31, 1999...........................      3

           Condensed Consolidated Statements of Income for the three
           and six months ended June 30, 2000 and 1999 (unaudited).....      4

           Condensed Consolidated Statements of Stockholders' Equity
           for the six months ended June 30, 2000 (unaudited) and the
           year ended December 31, 1999................................      5

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2000 and 1999 (unaudited).............      6

           Notes to Condensed Consolidated Financial Statements
           (unaudited).................................................      7

 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     15

 Item 3.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................     20

PART II.   Other Information

 Item 1.   Legal Proceedings...........................................     21

 Item 4.   Submission of Matters to a Vote of Security Holders.........     21

 Item 6.   Exhibits and Reports on Form 8-K............................     21

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
Current assets

  Cash and cash equivalents.................................    $ 29,716      $ 47,528
  Accounts receivable, net of allowance for doubtful
    accounts of $3,863 in 2000 and $3,053 in 1999...........     112,335       122,626
  Receivables from affiliates...............................      10,135         3,333
  Notes and other receivables...............................       8,955         8,510
  Deferred income taxes.....................................       1,568         1,585
  Real estate held for sale.................................     231,064       219,390
  Other current assets......................................      18,987        16,047
                                                                --------      --------
  Total current assets......................................     412,760       419,019
Furniture and equipment, net................................      26,009        23,116
Deferred income taxes.......................................       6,920         7,086
Investments in unconsolidated subsidiaries..................      57,055        37,291
Goodwill, net...............................................     120,098       119,107
Other assets................................................      41,461        32,391
                                                                --------      --------
                                                                $664,303      $638,010
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $ 45,132      $ 47,819
  Accrued expenses..........................................      82,246        93,273
  Payables to affiliates....................................         490           730
  Income taxes payable......................................         445         6,935
  Current portion of long-term debt.........................       2,111         1,443
  Notes payable on real estate held for sale................     145,365       134,827
  Other current liabilities.................................      10,136         2,757
                                                                --------      --------
  Total current liabilities.................................     285,925       287,784
Long-term debt, less current portion........................      78,742        62,641
Other liabilities...........................................       1,119         1,780
                                                                --------      --------
  Total liabilities.........................................     365,786       352,205
Minority interest...........................................      32,858        34,153
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares
    authorized; none issued or outstanding..................          --            --
  Common stock; $0.01 par value; 100,000,000 shares
    authorized; 35,791,608 shares issued and 35,010,085
    shares outstanding in 2000, and 35,581,620 shares issued
    and 34,779,895 shares outstanding in 1999...............         358           356
  Paid-in capital...........................................     176,148       174,645
  Retained earnings.........................................     100,236        88,160
  Less: Treasury stock......................................      (9,116)       (9,363)
       Stockholder loans....................................          --           (98)
       Unearned stock compensation, net.....................      (1,967)       (2,048)
                                                                --------      --------
Total stockholders' equity..................................     265,659       251,652
                                                                --------      --------
                                                                $664,303      $638,010
                                                                ========      ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                     ENDED JUNE 30             ENDED JUNE 30
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
REVENUES
  CORPORATE:
  Facilities management.......................  $   31,305   $   21,613   $   60,680   $   39,778
  Corporate advisory services.................      38,398       23,358       64,517       43,126
  Project management services.................      11,967        6,462       23,555       11,804
  Gain (loss) on disposition of real estate...          75          (30)         168          (12)
  Other.......................................          64           49          147          104
                                                ----------   ----------   ----------   ----------
                                                    81,809       51,452      149,067       94,800

  INSTITUTIONAL:
  Property management.........................      39,625       37,017       79,491       74,515
  Brokerage services..........................      39,541       32,093       69,292       58,678
  Development services........................      20,629       17,354       39,607       43,121
  Income from investments in unconsolidated
    subsidiaries..............................         924        2,091        2,563        2,336
  Gain on disposition of real estate..........       2,798        9,157        8,304       10,110
  Other.......................................         764          572        1,010          965
                                                ----------   ----------   ----------   ----------
                                                   104,281       98,284      200,267      189,725
  E-COMMERCE:
  Other.......................................          55           --           55           --
                                                ----------   ----------   ----------   ----------
                                                   186,145      149,736      349,389      284,525
COSTS AND EXPENSES
  Salaries, wages and benefits................     100,357       81,893      201,220      162,605
  Commissions.................................      30,920       21,580       52,267       37,724
  General and administrative..................      28,323       25,078       53,802       45,369
  Depreciation and amortization...............       6,351        4,122       11,017        7,767
  Interest....................................       4,243        1,954        7,744        3,918
  Minority interest...........................       1,961        1,286        3,180        1,407
                                                ----------   ----------   ----------   ----------
                                                   172,155      135,913      329,230      258,790
                                                ----------   ----------   ----------   ----------
Income before income taxes....................      13,990       13,823       20,159       25,735
Income tax expense............................       5,597        5,559        8,066       10,368
                                                ----------   ----------   ----------   ----------
Net income....................................  $    8,393   $    8,264   $   12,093   $   15,367
                                                ==========   ==========   ==========   ==========
Earnings per share:
  Basic                                         $     0.24   $     0.24   $     0.35   $     0.44
                                                ==========   ==========   ==========   ==========
  Diluted.....................................  $     0.23   $     0.23   $     0.34   $     0.42
                                                ==========   ==========   ==========   ==========
Weighted average common shares outstanding:
  Basic.......................................  34,751,269   34,935,811   34,718,472   34,729,381
  Diluted.....................................  36,018,449   36,356,780   35,961,043   36,295,586

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     COMMON SHARES        COMMON                                                      UNEARNED
                                 ---------------------     STOCK     PAID-IN    RETAINED   TREASURY   STOCKHOLDER       STOCK
                                   ISSUED     TREASURY   PAR VALUE   CAPITAL    EARNINGS   STOCK(1)      LOANS      COMPENSATION
                                 ----------   --------   ---------   --------   --------   --------   -----------   -------------
Balance at January 1, 1999.....  34,477,825     1,587      $345      $160,733   $33,717    $    --       $(904)        $(1,879)
  Net income...................          --        --        --            --    54,443         --          --              --
  Issuance of restricted
    stock......................     128,347    (3,174)        1         2,226        --         --          --          (2,227)
  Forfeiture of restricted
    stock......................          --    22,412        --          (162)       --       (315)         --             272
  Amortization of restricted
    stock......................          --        --        --            --        --         --          --           1,786
  Issuance of common stock.....     975,448        --        10        11,848        --         --          --              --
  Stock repurchase.............          --   780,900        --            --        --     (9,048)         --              --
  Collection of stockholder
    loans......................          --        --        --            --        --         --         806              --
                                 ----------   -------      ----      --------   --------   -------       -----         -------
Balance at December 31, 1999...  35,581,620   801,725       356       174,645    88,160     (9,363)        (98)         (2,048)
  Net income...................          --        --        --            --    12,093         --          --              --
  Issuance of restricted
    stock......................          --   (77,763)       --            10       (17)       907          --            (900)
  Forfeiture of restricted
    stock......................          --     7,761        --          (109)       --        (94)         --              61
  Amortization of restricted
    stock......................          --        --        --            --        --         --          --             920
  Issuance of common stock.....     209,988        --         2         1,602        --         --          --              --
  Stock repurchase.............          --    49,800        --            --        --       (566)         --              --
  Collection of stockholder
    loans......................          --        --        --            --        --         --          98              --
                                 ----------   -------      ----      --------   --------   -------       -----         -------
Balance at June 30, 2000.......  35,791,608   781,523      $358      $176,148   $100,236   $(9,116)      $  --         $(1,967)


                                  TOTAL
                                 --------
Balance at January 1, 1999.....  $192,012
  Net income...................    54,443
  Issuance of restricted
    stock......................        --
  Forfeiture of restricted
    stock......................      (205)
  Amortization of restricted
    stock......................     1,786
  Issuance of common stock.....    11,858
  Stock repurchase.............    (9,048)
  Collection of stockholder
    loans......................       806
                                 --------
Balance at December 31, 1999...   251,652
  Net income...................    12,093
  Issuance of restricted
    stock......................        --
  Forfeiture of restricted
    stock......................      (142)
  Amortization of restricted
    stock......................       920
  Issuance of common stock.....     1,604
  Stock repurchase.............      (566)
  Collection of stockholder
    loans......................        98
                                 --------
Balance at June 30, 2000.......  $265,659

------------------------------

(1) Treasury stock at January 1, 1999 rounds to less than $1.

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30
                                                                 2000            1999
                                                              ----------      ----------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
OPERATING ACTIVITIES
Net income..................................................   $ 12,093        $ 15,367
  Adjustments to reconcile net income to net cash used in
    operating activities
  Depreciation and amortization.............................     11,017           7,767
  Amortization of employment contracts and unearned
    compensation............................................      2,249           1,371
  Expense for stock issued to vendors.......................         --             172
  Minority interest.........................................      3,180           1,407
  Deferred income tax provision.............................        183           1,305
  Income from investments in unconsolidated subsidiaries....     (2,563)         (2,336)
  Changes in operating assets and liabilities, net of
    acquisitions
    Accounts receivable.....................................     10,291          (3,172)
    Receivables from affiliates.............................     (6,802)         (3,827)
    Notes receivable and other assets.......................    (17,091)        (16,007)
    Real estate held for sale...............................    (34,943)        (52,185)
    Notes payable on real estate held for sale..............     32,886          46,373
    Accounts payable and accrued expenses...................    (13,043)        (10,029)
    Payables to affiliates..................................       (240)           (496)
    Income taxes payable....................................     (6,490)          1,481
    Other liabilities.......................................      6,718           1,258
                                                               --------        --------
Net cash used in operating activities.......................     (2,555)        (11,551)
INVESTING ACTIVITIES
Expenditures for furniture and equipment....................     (8,694)         (7,975)
Acquisitions of real estate service companies...............     (3,253)         (2,205)
Investments in unconsolidated subsidiaries..................    (24,200)         (4,951)
Distributions from unconsolidated subsidiaries..............      7,458           5,435
                                                               --------        --------
Net cash used in investing activities.......................    (28,689)         (9,696)
FINANCING ACTIVITIES
Principal payments on debt..................................    (53,949)        (31,069)
Proceeds from debt..........................................     70,720             150
Contributions from minority interest........................      3,743           9,759
Distributions to minority interest..........................     (8,218)         (2,820)
Purchase of common stock....................................       (566)             --
Proceeds from exercise of stock options.....................        237           1,425
Proceeds from issuance of common stock......................      1,367           2,730
Collections of stockholder loans............................         98             806
                                                               --------        --------
Net cash provided by (used in) financing activities.........     13,432         (19,019)
                                                               --------        --------
Net decrease in cash and cash equivalents...................    (17,812)        (40,266)
Cash and cash equivalents, beginning of period..............     47,528          87,946
                                                               --------        --------
Cash and cash equivalents, end of period....................   $ 29,716        $ 47,680
                                                               ========        ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

EARNINGS PER SHARE

    The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 2000 include the dilutive effect of options to purchase 1,267,180 and 1,242,571 shares of common stock, respectively. The weighted-average shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 1999 include the dilutive effect of options to purchase 1,420,969 and 1,566,205 shares of common stock, respectively.

RECLASSIFICATIONS

    As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company realigned certain elements of its business effective January 1, 2000. Consequently, the three reportable segments in 1999, Outsourcing, Retail and Local Business Units, have been realigned into two segments, Corporate and Institutional, in 2000. The Company delivers three core services--management services, transaction services and development and project management services--to both corporate and institutional customers. Revenues for the three and six months ended June 30, 2000 have been

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

1. GENERAL (CONTINUED)
presented by these service lines. Revenues for the three and six months ended June 30, 1999 have been reclassified to conform to the presentation for 2000. As a result, 1999 revenue items differ from the amounts reported in previously filed documents. These reclassifications did not impact net income.

    In addition, in the second quarter of 2000, as the Company increased its activities in and assigned more dedicated resources to e-Commerce, the Company began reporting these activities, including related overhead, in a third reportable segment. Assets at December 31, 1999 have been reclassified to conform to the presentation in 2000. As a result, 1999 asset items differ from amounts reported in previously filed documents. These reclassifications did not impact total assets.

2. REAL ESTATE HELD FOR SALE

    During the six months ended June 30, 2000, the Company sold ten real estate projects for an aggregate sales price of $46,300, resulting in an aggregate gain on disposition of $8,472. During the six months ended June 30, 1999, the Company sold nine real estate projects for an aggregate sales price of $40,139, resulting in an aggregate gain on disposition of $10,098.

    In addition, during the six months ended June 30, 2000, the Company received $15,160 from a real estate partnership in which it has a 10% interest, representing reimbursement of costs expended in excess of the Company's required capital contribution of $354. In two other transactions, the Company sold its interest, at net book value, in the partnerships which owned real estate with an aggregate cost of $16,827 and debt and outstanding payables totaling the same amount. Under arrangements with lenders, the Company deeded land to lenders with an aggregate fair market value of $6,108 in two additional transactions.

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Investments in unconsolidated subsidiaries consist of the following:

                                                       JUNE 30,       DECEMBER 31,
                                                         2000             1999
                                                       ---------      -------------
Real estate development..............................   $26,483          $28,759
E-Commerce (See Note 10).............................     6,000            6,000
Other................................................    24,572            2,532
                                                        -------          -------
                                                        $57,055          $37,291
                                                        =======          =======

    On June 30, 2000, the Company purchased approximately 10.0% of the outstanding stock of Savills plc ("Savills"), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia, for approximately $21,000. The investment is classified as an "other" investment in the table above.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    Operating results for equity method investments included in the above table are as follows:

                                                      FOR THE SIX MONTHS ENDED
                                                              JUNE 30,
                                                      ------------------------
                                                        2000           1999
                                                      --------      ----------
REAL ESTATE DEVELOPMENT:
Total revenues......................................  $ 20,873       $ 20,916
Total expenses......................................    (9,042)       (15,580)
                                                      --------       --------
  Net income........................................  $ 11,831       $  5,336
                                                      ========       ========
OTHER:
Total revenues......................................  $ 17,925       $ 16,365
Total expenses......................................   (16,442)       (14,671)
                                                      --------       --------
  Net income........................................  $  1,483       $  1,694
                                                      ========       ========
TOTAL:
Total revenues......................................  $ 38,798       $ 37,281
Total expenses......................................   (25,484)       (30,251)
                                                      --------       --------
Net income..........................................  $ 13,314       $  7,030
                                                      ========       ========

4. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                       JUNE 30,       DECEMBER 31,
                                                         2000             1999
                                                       ---------      -------------
Payroll and bonuses..................................   $31,381          $38,387
Commissions..........................................    32,865           36,939
Deferred income......................................     9,455            4,394
Insurance accrual....................................       968              979
Additional consideration for acquisitions............        --            2,000
Other................................................     7,577           10,574
                                                        -------          -------
                                                        $82,246          $93,273
                                                        =======          =======

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

5. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                       JUNE 30,       DECEMBER 31,
                                                         2000             1999
                                                       ---------      -------------
Borrowings under a $150,000 line of credit with a
  bank...............................................   $72,105          $62,105
Borrowings under a $25,000 line of credit with a
  bank...............................................     4,000               --
Capital lease obligations............................     4,678            1,259
Note payable to entity owned by stockholder..........        --              500
Other................................................        70              220
                                                        -------          -------
Total long-term debt.................................    80,853           64,084
Less current portion of long-term debt...............     2,111            1,443
                                                        -------          -------
                                                        $78,742          $62,641
                                                        =======          =======

    In March 2000, the Company entered into an agreement with a bank for a $25,000 short-term revolving line of credit to fund short-term cash requirements as needed. Loans made under this line of credit bear interest at a rate agreed upon by the Company and the bank at the time of the loan, generally 30-day LIBOR plus a margin ranging from 1.25% to 1.75%. Principal is due no more than five days from the date the loan is made and interest is paid monthly in arrears. All borrowings must be repaid by December 15, 2000. Amounts outstanding under this line of credit reduce amounts available under the $150,000 line of credit. No borrowings were made under this agreement in the first quarter of 2000.

    At June 30, 2000, the Company had an unused borrowing capacity (taking into account letters of credit outstanding) under its $150,000 line of credit of approximately $53,597.

6. STOCKHOLDERS' EQUITY

    A summary of the Company's stock option activity for the six months ended June 30, 2000 is as follows:

                                EXERCISE PRICE   EXERCISE PRICE   EXERCISE PRICE   EXERCISE PRICE
                                   OF $3.85       OF $11.44 TO     OF $17.45 TO     OF $26.64 TO
                                    (BELOW         $17.44 (AT       $26.63 (AT       $36.00 (AT
                                 MARKET PRICE     MARKET PRICE     MARKET PRICE     MARKET PRICE
                                AT GRANT DATE)   AT GRANT DATE)   AT GRANT DATE)   AT GRANT DATE)     TOTAL
                                --------------   --------------   --------------   --------------   ----------
OPTIONS OUTSTANDING:
December 31, 1999.............     1,739,571          867,622        3,192,638         236,629      6,036,460
Granted.......................            --        1,505,843               --              --      1,505,843
Exercised.....................       (67,748)              --               --              --        (67,748)
Forfeited.....................            --         (112,797)        (200,908)        (12,703)      (326,408)
                                   ---------        ---------        ---------         -------      ---------
June 30, 2000.................     1,671,823        2,260,668        2,991,730         223,926      7,148,147
                                   =========        =========        =========         =======      =========
OPTIONS EXERCISABLE AT JUNE
  30, 2000....................     1,671,823          218,011        1,594,516         123,922      3,608,272
                                   =========        =========        =========         =======      =========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

7. ACQUISITION OF REAL ESTATE SERVICE COMPANY

    In July 1999, the Company acquired the business of Phoenix Corporate Services LLC, a Cambridge, Massachusetts-based commercial real estate outsourcing services firm, and Leeds Construction Company, Inc., an affiliated company ("Phoenix"). The Company acquired substantially all of the assets of Phoenix for a base purchase price of approximately $10,260 ($8,760 of which was paid in cash at closing and the remainder of which was satisfied by issuing a $1,500 letter of credit into escrow at closing) and 268,306 shares of common stock. In addition, the Company agreed to pay up to an additional $2,400 in cash if the acquired business meets certain performance thresholds. As of June 30, 2000, $1,650 of this amount was earned and paid. The Company also issued 5,619 restricted shares of common stock under the Company's Long-Term Incentive Plan to an employee of Phoenix who became employed by the Company in connection with the acquisition, and paid an aggregate of $600 to the two principals and an employee of Phoenix in exchange for certain covenants not to compete. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $13,107. The operations of Phoenix are included in the Company's operations from the date of acquisition. The Company borrowed approximately $10,000 under its credit facility to fund the acquisition.

8. FINANCIAL INSTRUMENTS

    In September 1998, as required under the Company's $150,000 line of credit, the Company entered into an interest rate swap to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held or issued for trading purposes. Through June 24, 1999, the Company had an interest rate swap outstanding with a notional amount of $135,000. This swap agreement established a fixed interest pay rate of 5.29% on a portion of the Company's variable rate debt. On June 24, 1999, the interest rate swap agreement was renewed for a nine-month period ending March 24, 2000, with a notional amount of $125,000. This swap agreement established a fixed interest pay rate of 5.52% on a portion of the Company's variable rate debt. On
March 24, 2000, the interest rate swap agreement was renewed for a twelve-month period ending March 24, 2001, with a notional amount of $150,000. This swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company's variable rate debt. Under these swap agreements, if the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is refunded to the Company and recorded as a reduction of interest expense. The weighted average receive rates under these swap agreements were 6.34% and 6.17% for the three and six months ended June 30, 2000, respectively, and 4.94% and 5.03% for the three and six months ended June 30, 1999, respectively. In connection with these agreements, the Company recorded incremental interest expense of $134 for the three months ended June 30, 2000 and a reduction to interest expense of $14 for the six months ended June 30, 2000 and recorded incremental interest expense of $124 and $159 for the three and six months ended June 30, 1999, respectively.

9. COMMITMENTS AND CONTINGENCIES

    At June 30, 2000, the Company had guaranteed $21,714 of real estate notes payable of others. These notes are collateralized by the underlying real estate. The Company had outstanding letters of credit totaling $13,848 at June 30, 2000, which expire at varying dates through June, 2001.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In addition, at June 30, 2000, the Company had several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

    The Company and its subsidiaries are defendants in lawsuits that arose in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position.

10. SEGMENT INFORMATION

DESCRIPTION OF SERVICES BY SEGMENT

    To respond to the ever-growing demands of its customers for fully bundled integrated services, in January 2000, the Company realigned certain elements of its business resulting in a change from three segments in 1999 to two reportable segments, Corporate and Institutional. Real estate services are provided within both segments, but focus on two different types of customers.

    Through the Corporate segment, the Company provides facilities management, corporate advisory services and project management services to corporate customers who are typically the primary occupants of commercial properties. Corporate customers include users of facilities such as multinational corporations, major retailers, hospitals and universities, as well as other business concerns.

    Within the Institutional segment, the Company provides property management, brokerage services and development services to institutional investors in commercial property, who typically are not the primary occupants of the facility.

    In the second quarter of 2000, as the Company increased its activities in and assigned more dedicated resources to e-commerce, the Company began reporting these activities, including related overhead, in a third segment. The E-Commerce segment also includes the Company's investments in two companies. One of these companies offers advanced telecommunications services to building tenants and the other offers a standardized information distribution network via an Internet listing site for properties for sale or lease. The E-Commerce segment does not include investments in ongoing technology advancements internal to the Company's other two business segments.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The Company evaluates performance and allocates resources among its three reportable segments based on income before income taxes and EBITDA (as defined in footnote 2 to the table below). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

    The Company's reportable segments are defined first by the nature of business transacted, real estate services and e-commerce, and second, by the type of customer to whom the services are provided. The Corporate and Institutional segments are managed separately because the expertise required and the needs of the customer vary between corporate users and institutional investors. The E-Commerce segment captures distinct new e-commerce business and investments and has separate management.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

10. SEGMENT INFORMATION (CONTINUED)
    Virtually all of the Company's revenues are from customers located in the United States. No individual customer accounts for more than 10% of the Company's revenues.

    Summarized financial information for the Company's three reportable segments follows:

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      -------------------   -------------------
                                        2000     1999(3)      2000     1999(3)
                                      --------   --------   --------   --------
CORPORATE:
Total revenues......................  $ 81,809   $ 51,452   $149,067   $ 94,800
Costs and expenses(1)...............    74,664     47,015    141,058     89,968
                                      --------   --------   --------   --------
Income before income tax expense....     7,145      4,437      8,009      4,832
Depreciation and amortization.......     2,704      1,306      4,645      2,373
Interest expense....................       996        257      1,633        514
                                      --------   --------   --------   --------
EBITDA(2)...........................  $ 10,845   $  6,000   $ 14,287   $  7,719
                                      ========   ========   ========   ========
INSTITUTIONAL:
Total revenues......................  $104,281   $ 98,284   $200,267   $189,725
Costs and expenses(1)...............    96,889     88,898    187,570    168,822
                                      --------   --------   --------   --------
Income before income tax expense....     7,392      9,386     12,697     20,903
Depreciation and amortization.......     3,647      2,816      6,372      5,394
Interest expense....................     3,247      1,697      6,111      3,404
                                      --------   --------   --------   --------
EBITDA(2)...........................  $ 14,286   $ 13,899   $ 25,180   $ 29,701
                                      ========   ========   ========   ========
E-COMMERCE:
Total revenues......................  $     55   $     --   $     55   $     --
Costs and expenses(1)...............       602         --        602         --
                                      --------   --------   --------   --------
Income before income tax expense
  (benefit).........................      (547)        --       (547)        --
Depreciation and amortization.......        --         --         --         --
Interest expense....................        --         --         --         --
                                      --------   --------   --------   --------
EBITDA(2)...........................  $   (547)  $     --   $   (547)  $     --
                                      ========   ========   ========   ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

10. SEGMENT INFORMATION (CONTINUED)

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      -------------------   -------------------
                                        2000     1999(3)      2000     1999(3)
                                      --------   --------   --------   --------
TOTAL:
Total revenues......................  $186,145   $149,736   $349,389   $284,525
Costs and expenses(1)...............   172,155    135,913    329,230    258,790
                                      --------   --------   --------   --------
Income before income tax expense....    13,990     13,823     20,159     25,735
Depreciation and amortization.......     6,351      4,122     11,017      7,767
Interest expense....................     4,243      1,954      7,744      3,918
                                      --------   --------   --------   --------
EBITDA(2)...........................  $ 24,584   $ 19,899   $ 38,920   $ 37,420
                                      ========   ========   ========   ========

                                                    JUNE 30,       DECEMBER 31,
                                                      2000            1999(3)
                                                    ---------      -------------
TOTAL ASSETS:
Corporate.........................................  $198,940         $179,091
Institutional.....................................   438,191          452,919
E-Commerce........................................     6,055            6,000
                                                    --------         --------
Total assets for reportable segments..............   643,186          638,010
Other assets......................................    21,117               --
                                                    --------         --------
Total consolidated assets.........................  $664,303         $638,010
                                                    ========         ========

------------------------

(1) Costs and expenses for the three and six months ended June 30, 2000 include non-cash compensation expense of $751 and $1,149 related to the Corporate segment and $568 and $1,100 related to the Institutional segment, respectively. Costs and expenses for the three and six months ended
    June 30, 1999 include non-cash compensation expense of $203 and $344 related to the Corporate segment and $593 and $1,027 related to the Institutional segment, respectively. Through June 30, 2000, there had been no non-cash compensation expense related to the E-Commerce segment.

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

(3) The 1999 segment information has been reclassified to conform with the presentation of 2000 segment information to reflect the changes in the Company's reportable segments effective January 1, 2000 and the addition of the E-Commerce segment in the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

    Trammell Crow Company is one of the largest diversified commercial real estate service firms in North America. As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company realigned certain elements of its business effective January 1, 2000. Consequently, the three reportable segments in 1999, Outsourcing, Retail and Local Business Units, were realigned into two segments, Corporate and Institutional, in 2000 to respond to the ever-growing demands of the Company's customers for fully bundled integrated services. The Company delivers three core services--management services, transaction services and development and project management services--to both corporate and institutional customers. In the second quarter of 2000, as the Company increased its activities in and assigned more dedicated resources to e-commerce, the Company began reporting these activities, including related overhead, in a third segment.

    Through its Corporate segment, the Company provides services to users of space who are typically the primary occupants of commercial properties and include multinational corporations, hospitals and universities. As part of the realignment, the Company consolidated all pieces of its business focused on corporate customers, including major retailers. Thus, tenant representation and build-to-suit services for corporate and retail customers are part of the Company's integrated corporate services offering. The management services provided under the Corporate segment consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Transaction services provided by the Corporate segment include corporate advisory services such as portfolio management and tenant representation. Project management services provided by the Corporate segment include strategic functions such as space planning and relocation coordination, build-to-suit development and financial services.

    Within its Institutional segment, the Company provides services to investors and landlords who typically are not the primary occupants of the commercial properties with respect to which services are performed. Management services provided by the Institutional segment include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Transaction services provided by the Institutional segment include brokerage services such as project leasing and investment sales whereby the Company advises buyers, sellers and landlords in connection with the sale and leasing of office, industrial and retail space and land. Development services provided by the Institutional segment include comprehensive project development and construction services and the acquisition and disposition of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management and tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services.

    The Company's activities related to e-commerce, including related overhead, are captured in the E-Commerce segment. The E-Commerce segment also includes the Company's investments in two companies. One of these companies offers advanced telecommunications services to building tenants and the other offers a standardized information distribution network via an Internet listing site for properties for sale or lease. The E-Commerce segment may transact business with the Corporate and Institutional segments, but it does not include investments in ongoing technology advancements internal to the Company's other two business segments.

RESULTS OF OPERATIONS-THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE
  AND SIX MONTHS ENDED JUNE 30, 1999

    REVENUES. The Company's total revenues increased $36.4 million, or 24.3%, to $186.1 million for the three months ended June 30, 2000 and increased
$64.9 million, or 22.8%, to $349.4 million for the six months ended June 30, 1999 from the comparable periods in the prior year.

CORPORATE REVENUES

    Facilities management revenue, which represented 16.8% and 17.4% of the Company's total revenue for the three and six months ended June 30, 2000, respectively, increased $9.7 million, or 44.9%, to $31.3 million for the three months ended June 30, 2000 and increased $20.9 million, or 52.5%, to $60.7 million for the six months ended June 30, 2000 from comparable periods in the prior year. The revenue growth for the three months ended June 30, 2000 is primarily attributable to the acquisition of a real estate outsourcing services firm in July 1999. The revenue growth for the six months ended June 30, 2000 primarily resulted from (i) the acquisition of a real estate outsourcing services firm in July 1999, (ii) the addition of several new customers subsequent to the second quarter of 1999, and (iii) the expansion of services provided to existing customers.

    Corporate advisory services revenue, which represented 20.6% and 18.5% of the Company's total revenue for the three and six months ended June 30, 2000, respectively, increased $15.0 million, or 64.1%, to $38.4 million for the three months ended June 30, 2000 and increased $21.4 million, or 49.7%, to $64.5 million for the six months ended June 30, 2000 from the comparable periods in the prior year. The revenue growth resulted from an increase in the number of brokerage transactions, fueled by an increase in the average number of brokers employed during the first and second quarters of 2000, as compared to the first and second quarters of 1999, coupled with an increased focus on larger transactions.

    Revenues from project management activities (consisting of project management service fees and gain/loss on disposition of real estate) totaled $12.0 million and $23.7 million for the three and six months ended June 30, 2000, respectively, and represented 6.4% and 6.8% of the Company's total revenue for the three and six months ended June 30, 2000, respectively. These revenues increased $5.6 million, or 87.5%, from $6.4 million for the three months ended June 30, 2000 and increased $11.9 million, or 100.8%, from $11.8 million for the six months ended June 30, 2000 from the comparable periods in the prior year. The revenue growth for the three and six months ended June 30, 2000 was due to the acquisition of a real estate outsourcing services firm in July 1999, the addition of several new projects on which the Company receives development, construction management and general contractor fees and the expansion of services provided to existing customers.

INSTITUTIONAL REVENUES

    Property management revenue, which represented 21.3% and 22.8% of the Company's total revenue for the three and six months ended June 30, 2000, respectively, increased $2.6 million, or 7.0%, to $39.6 million for the three months ended June 30, 2000 and increased $5.0 million, or 6.7%, to $79.5 million for the six months ended June 30, 2000 from the comparable periods in the prior year. The increase for the three and six months ended June 30, 2000 was primarily due to increases from comparable periods in the prior year in the total number of square feet under management and in the percentage of managed space represented by office product which generates higher property management revenues per square foot than other product types.

    Brokerage services revenue, which represented 21.2% and 19.8% of the Company's total revenue for the three and six months ended June 30, 2000, respectively, increased $7.4 million, or 23.1%, to $39.5 million for the three months ended June 30, 2000 and increased $10.6 million, or 18.1%, to $69.3 million for the six months ended June 30, 2000 from the comparable periods in the prior year. The revenue growth for the three and six months ended
June 30, 2000 resulted from an increase in the number of brokerage transactions, fueled by an increase in the average number of brokers employed during the first and second quarters of 2000, as compared to the first and second quarters of 1999, coupled with an increased focus on larger transactions.

    Revenues from development and investment activities (consisting of development services fees, income from investments in unconsolidated subsidiaries and gain on disposition of real estate) totaled $24.4 million and $50.5 million for the three and six months ended June 30, 2000, respectively, and represented 13.1% and 14.5% of the Company's total revenue for the three and six months ended June 30, 2000, respectively. These revenues decreased
$4.2 million, or 14.7%, from $28.6 million in 1999, for the three months ended June 30, 2000 and decreased $5.1 million, or 9.2%, from $55.6 million in 1999, for the six months ended June 30, 2000. The decrease in revenue for the three months ended June 30, 2000 is primarily attributable to a decrease of $6.4 million in gain on disposition of real estate and a $1.2 million decrease in income from investments in unconsolidated subsidiaries, offset by a $3.2 million increase in development services revenues. The decrease in gain on disposition of real estate for the three months ended June 30, 2000 is primarily attributable to a decrease in the number of dispositions and a decrease in the profits generated from such transactions in 2000. The decrease in revenue for the six months ended June 30, 2000 is primarily attributable to a decrease of $3.5 million in development services revenues and a decrease of $1.8 million in gain on disposition of real estate. In the six months ended June 30, 2000, the Company generated development fees of $2.2 million for its two largest projects, compared to development fees of $9.0 million from the two largest projects in 1999; however, the decrease in development fees was offset by a $2.9 million increase in revenues generated from operational properties (included in development services revenues) over the comparable period in 1999.

    The Company provides development services to both corporate and institutional customers. The Company's corporate development activity continues to grow in the form of corporate build-to-suits and fee development services. Some of the Company's development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects. During the last half of 1999 and the first half of 2000, the Company has become more cautious in developing speculative real estate. The caution reflects the Company's belief that demand for new product in many of the markets in which the Company operates may be declining. The Company has also observed evidence that providers of capital for real estate investment are taking a more measured approach to investments in speculative development projects. The Company expects that these trends, together with increases in interest rates during 1999 and thus far in 2000, will cause the Company's development and investment revenues and profits in 2000 to be relatively consistent with 1999 levels.

    COSTS AND EXPENSES.  The Company's costs and expenses increased
$36.3 million, or 26.7%, to $172.2 million for the three months ended June 30, 2000 and $70.4 million, or 27.2%, to $329.2 million for the six months ended June 30, 2000 from the comparable periods in the prior year.

    The increase in costs and expenses was largely due to a 22.6% and 23.7% increase in salaries, wages, and benefits for the three and six months ended June 30, 2000, respectively, from the comparable periods in the prior year. The increase resulted primarily from increases in staffing to support internal growth in the Company's business, including new assignments for the Company's corporate outsourcing business, and the acquisition of a real estate outsourcing firm in July 1999.

    Commissions increased $9.3 million, or 43.1%, to $30.9 million, for the three months ended June 30, 2000 and $14.6 million, or 38.7%, to $52.3 million for the six months ended June 30, 2000 from the comparable periods in the prior year. The change is primarily a result of the increased brokerage activities that resulted in the significant growth in the Company's corporate advisory and investment sales transactions, which command higher commission payouts to brokers than project leasing.

    General and administrative expenses increased $3.2 million, or 12.7% to $28.3 million for the three months ended June 30, 2000 and $8.4 million, or 18.5%, to $53.8 million for the six months ended June 30, 2000 from comparable periods in the prior year. The increase is primarily due to a company-wide increase in administrative costs resulting from the overall increase in number of employees (approximately 5,700 at June 30, 1999 and approximately 6,900 at June 30, 2000) and, to a lesser extent, an increase in management information systems costs.

    Other expenses (consisting of depreciation, amortization, interest and minority interest) increased $5.2 million, or 70.2%, to $12.6 million, for the three months ended June 30, 2000 and $8.8 million, or 67.2%, to $21.9 million for the six months ended June 30, 2000 from comparable periods in the prior year. The increase in other expenses is primarily related to an increase in depreciation and amortization of $2.3 million and $3.2 million for the three and six months ended June 30, 2000, respectively, and an increase in interest expense of $2.2 million and $3.8 million for the three and six months ended
June 30, 2000, respectively. The increase in depreciation and amortization is primarily related to depreciation expense related to information systems and amortization related to the July 1999 acquisition. The increase in interest expense is primarily attributable to an increase in interest expense related to real estate held for sale properties that have become operational and increased interest expense related to the Company's revolving line of credit resulting from higher interest rates.

    INCOME BEFORE INCOME TAXES. The Company's income before income taxes increased $0.2 million, or 1.4%, to $14.0 million for the three months ended June 30, 2000 and decreased $5.5 million, or 21.4%, to $20.2 million for the six months ended June 30, 2000 from the comparable prior year periods. The decrease for the six months ended June 30, 2000 is attributable to a change in the composition of development and transaction services revenue and an increase in salaries, wages and benefits. In the first quarter of 1999, the Company's development services revenues included two large transactions as previously noted that contributed significantly to net income before taxes. The Company did not have comparable transactions in the first half of 2000. As compared to 1999, the Company derived more of its transaction services revenue in the first and second quarters of 2000 from tenant representation and investment sales transactions which command a higher commission payout to brokers than project leasing. The Company believes that the current quarter results are not indicative of full year results due to changes in revenue composition from quarter to quarter and expects income before income taxes for the full year, as a percentage of revenues, to be relatively consistent with 1999 results.

    NET INCOME. Net income increased $0.1 million, to $8.4 million for the three months ended June 30, 2000 as compared to the same period in the prior year, and decreased $3.3 million, to $12.1 million for the six months ended June 30, 2000 for the same period in the prior year, due to the fluctuations in revenues and expenses described above.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources requirements include the funding of working capital needs, primarily accounts receivable from its clients; the funding of capital investments, including investments in or the acquisition of e-commerce or real estate service companies; expenditures for real estate held for sale and payments on notes payable associated with its real estate development and investment activities; e-commerce related investments; and expenditures related to upgrading the Company's management information systems. The Company finances its operations with internally generated funds and borrowings under the Credit Facility (described below). The Company's real estate development and investment business is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

    Net cash used in operating activities totaled $2.6 million for the six months ended June 30, 2000, compared to net cash used of $11.6 million for the same period in 1999. The change is due to a decrease in net cash used for development activity (changes in real estate held for sale, net of related borrowings) to $2.1 million in 2000 compared to $5.8 million used in 1999. In addition, cash used in operations decreased from $5.7 million in 1999 to $0.5 million in 2000.

    Net cash used in investing activities totaled $28.7 million for the six months ended June 30, 2000, compared to net cash used in investing activities of $9.7 million for the same period in 1999. This change is primarily due to an increase of $17.1 million in investments in unconsolidated subsidiaries, net of distributions, and an increase of $0.9 million in expenditures for furniture and equipment in 2000. The majority of the net increase in investments in unconsolidated subsidiaries relates to the Company's investment in Savills plc.

    Net cash provided by financing activities totaled $13.4 million for the six months ended June 30, 2000, compared to net cash used in financing activities of $19.0 million for the same period in 1999. This change is primarily attributable to borrowings, net of payments, in 2000 of $16.8 million under the Credit Facility (described below), compared to net payments of $30.9 million in 1999. In addition, the Company made distributions to minority interest holders, net of contributions, of $4.5 million in 2000, compared to contributions from minority interest holders, net of distributions, of $6.9 million in 1999. The Company also received $4.2 million in 1999 from the exercise of stock options and issuance of common stock, compared to $1.6 million from issuance of common stock in 2000.

    The Company has a $150 million revolving line of credit arranged by Bank of America, N.A., as the administrative agent (the "Administrative Agent"). In December 1999, the Company, under the terms of the revolving line of credit, exercised the first of its two one-year extension options and subsequently amended the revolving line of credit (the "Credit Facility"). Under the terms of the Credit Facility, the Company can obtain loans which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate, which is the higher of the prime lending rate announced from time-to-time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at an adjusted Eurodollar rate plus a margin which ranges from 1.25% to 1.75%, depending upon the Company's leverage ratio at the date the margin is determined. The Credit Facility contains various covenants such as the maintenance of minimum equity and liquidity and covenants relating to certain key financial data. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150 million commitment. At June 30, 2000, the Company had outstanding borrowings of $72.1 million and unused borrowing capacity (taking into account letters of credit outstanding) under the Credit Facility of approximately
$53.9 million. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company's indebtedness in excess of $50 million ensuring the net interest is fixed, capped or hedged. In
September 1998, the Company entered into an interest rate swap agreement with a notional amount of $135.0 million. The swap agreement established a fixed interest pay rate of 5.29% and expired on June 24, 1999. In June 1999, the Company entered into a second swap agreement with a notional amount of $125.0 million and a fixed interest pay rate of 5.52%. This agreement expired on March 24, 2000. On March 24, 2000, the Company entered into a new swap agreement that expires on March 24, 2001 with a notional amount of $150.0 million and a fixed interest pay rate of 6.65%. The weighted average receive rate for the swap agreement was 6.17% for the six months ended June 30, 2000. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held for trading purposes. The shares of certain subsidiaries of the Company, individually representing 5% or more of the consolidated assets, revenues or earnings of the Company, are pledged as security for the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions and investments, fund its co-investment activities with its customers and provide the Company with an additional source of working capital.

    In August 1997, Trammell Crow BTS, Inc., a wholly-owned subsidiary of the Company ("TC BTS"), obtained a $20.0 million credit facility (the "Retail BTS Facility") from KeyBank National Association ("KeyBank"). In September 1999, the Retail BTS Facility was modified to increase the credit facility to $30.0 million. In May 2000, the Retail BTS Facility was modified to extend the date to July 31, 2001, by which subsidiaries of TC BTS can obtain loans at one of a LIBOR-based interest rate, KeyBank's prime rate or a combination of the two interest rates. The proceeds of any such loans must be used for the construction of retail facilities. On June 30, 2000, the outstanding balance owed under the Retail BTS Facility was $4.7 million. The Retail BTS facility is secured by a first mortgage on and assignment of all rents from the constructed facilities. In addition, TC BTS must guarantee all obligations of its subsidiaries for loans made pursuant to the Retail BTS Facility. The Company must also guarantee the repayment obligations under the Retail BTS Facility with respect to such loans and must guarantee the timely lien-free completion of each retail facility to which such loans relate. As guarantor, the Company is subject to various covenants consistent with financial covenants required by the Credit Facility. The Retail BTS Facility also contains various covenants, such as the maintenance of a minimum net worth and liquidity of TC BTS and prohibition on other TC BTS guarantees of build-to-suit retail projects.

    In December 1998, TCC NNN Trading, Inc., a wholly-owned subsidiary of the Company ("TCC Triple Net"), obtained a two-year $20.0 million revolving line of credit (the "Triple Net Facility") from KeyBank. Under the terms of the Triple Net Facility, TCC Triple Net can obtain loans at a LIBOR-based interest rate or prime rate, the proceeds of which must be used for the acquisition of retail properties subject to "triple net" leases. On June 30, 2000, there was no outstanding balance under the Triple Net Facility. The Triple Net Facility is nonrecourse to TCC Triple Net and is secured by a first mortgage and assignment of all rents from the acquired properties. The Company will guarantee from 10% to 40% of each such loan depending on the credit rating of the tenant occupying the acquired property. The Company's guarantee percentage will be reduced to 10% for any loan upon the receipt of a qualifying purchase agreement relating to the property underlying such loan. The maximum amount of any advance related to a single property will be either (i) 90% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BBB or higher), or (ii) 80% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BB+ or lower). The Triple Net Facility also contains various covenants, such as the maintenance of minimum equity and liquidity of the Company and covenants relating to certain key financial data of the Company. The restrictions contained in such financial covenants are identical to those set forth in the Credit Facility.

    The Company intends to retain earnings to finance its growth and, therefore, does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Facility, the Retail BTS Facility and the Triple Net Facility and loans secured by underlying real estate will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, investments in and/or acquisitions of e-commerce and real estate service companies and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of its implementation of its growth strategy and related initiatives. The Company regularly considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

FORWARD-LOOKING STATEMENTS

    Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects", "envisions", "projects" and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to implement cost containment measures and achieve economies of scale, (iii) the ability of the Company to implement and manage effectively its e-commerce initiatives, (iv) the ability of the Company to compete effectively in the international arena, (v) the ability of the Company to attract new outsourcing customers, (vi) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company's participation as a principal in real estate investments,
(vii) the Company's ability to continue to pursue an aggressive growth strategy,
(viii) the Company's ability to compete in highly competitive national and local business lines and (ix) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate) and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to disclosures contained under heading "Risk Factors" in "Item 1. Business" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on May 16, 2000, the following items were presented to stockholders with the following results:

    1. To elect the individuals named below to serve as Class III Directors for Trammell Crow Company until its Annual Meeting of stockholders in 2003 or until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

                                                                    FOR       WITHHELD
                                                                 ----------   --------
        J. McDonald Williams...................................  26,738,172   465,387
        William F. Concannon...................................  26,734,517   469,042
        Henry J. Faison........................................  26,734,084   469,475

       The following individuals are Class I Directors of Trammell Crow Company, whose terms expire at the Company's Annual Meeting of Stockholders in 2001: George L. Lippe, Rowland T. Moriarty and Robert E. Sulentic. The following individuals are Class II Directors of Trammell Crow Company, whose terms expire at the Company's Annual Meeting of Stockholders in 2002: James R. Erwin, Harlan R. Crow and Jeffrey M. Heller.

    2. To ratify the selection of Ernst & Young LLP as independent accountants of the Company for the fiscal year ended December 31, 2000.

                                                                      NUMBER OF SHARES
                                                                      ----------------
        For.........................................................     26,997,413
        Against.....................................................        103,096
        Abstain.....................................................        103,050

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

            3.2.1    First Amendment to Bylaws of the Company

            10.12.8 Eighth Modification to Master Construction Loan Agreement dated August 4, 1997, between Trammell Crow BTS, Inc. and
                     KeyBank National Association--May 10, 2000.

            10.12.9 Ninth Modification to Master Construction Loan Agreement dated August 4, 1997, between Trammell Crow BTS, Inc. and
                     KeyBank National Association -- June 27, 2000.

            27       Financial Data Schedule

       (b) Reports on Form 8-K filed since March 31, 2000:

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

Date: August 11, 2000