Form 10-Q
period 2000-09-30
TRAMMELL CROW CO
filed 2000-11-14
CIK 1022438

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

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000,

                                  OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM TO

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At November 8, 2000 there were 35,324,991 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                         --------

 PART I.   Financial Information

 Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets as of September 30,
           2000 (unaudited) and December 31, 1999......................      3

           Condensed Consolidated Statements of Income for the three
           and nine months ended September 30, 2000 and 1999
           (unaudited).................................................      4

           Condensed Consolidated Statements of Stockholders' Equity
           for the nine months ended September 30, 2000 (unaudited) and
           the year ended December 31, 1999............................      5

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2000 and 1999 (unaudited)              6

           Condensed Consolidated Statements of Comprehensive Income
           for the three and nine months ended September 30, 2000 and
           1999 (unaudited)............................................      7

           Notes to Condensed Consolidated Financial Statements
           (unaudited).................................................      8

 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     17

 Item 3.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................     24

PART II.   Other Information

 Item 1.   Legal Proceedings...........................................     24

 Item 6.   Exhibits and Reports on Form 8-K............................     24

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $ 22,379       $ 47,528
  Accounts receivable, net of allowance for doubtful
    accounts of $3,727 in 2000 and $3,053 in 1999...........      133,270        122,626
  Receivables from affiliates...............................        4,552          3,333
  Notes and other receivables...............................       16,806          8,510
  Deferred income taxes.....................................        1,798          1,585
  Real estate held for sale.................................      262,612        219,390
  Other current assets......................................       23,486         16,047
                                                                 --------       --------
  Total current assets......................................      464,903        419,019
Furniture and equipment, net................................       25,852         23,116
Deferred income taxes.......................................        6,945          7,086
Investments in unconsolidated subsidiaries..................       67,630         37,291
Goodwill, net...............................................      126,339        119,107
Other assets................................................       40,845         32,391
                                                                 --------       --------
                                                                 $732,514       $638,010
                                                                 ========       ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................     $ 59,727       $ 47,819
  Accrued expenses..........................................       91,704         93,273
  Payables to affiliates....................................          270            730
  Income taxes payable......................................        4,215          6,935
  Current portion of long-term debt.........................        1,956          1,443
  Notes payable on real estate held for sale................      167,585        134,827
  Other current liabilities.................................        9,087          2,757
                                                                 --------       --------
  Total current liabilities.................................      334,544        287,784
Long-term debt, less current portion........................       74,330         62,641
Other liabilities...........................................        1,524          1,780
                                                                 --------       --------
  Total liabilities.........................................      410,398        352,205
Minority interest...........................................       38,692         34,153
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares
    authorized; none issued or outstanding..................           --             --
  Common stock; $0.01 par value; 100,000,000 shares
    authorized; 35,804,896 shares issued and 35,288,491
    shares outstanding in 2000, and 35,581,620 shares issued
    and 34,779,895 shares outstanding in 1999...............          358            356
  Paid-in capital...........................................      176,199        174,645
  Retained earnings.........................................      116,484         88,160
  Accumulated other comprehensive income (loss).............         (585)            --
  Less: Treasury stock......................................       (6,031)        (9,363)
       Stockholder loans....................................           --            (98)
       Unearned stock compensation, net.....................       (3,001)        (2,048)
                                                                 --------       --------
Total stockholders' equity..................................      283,424        251,652
                                                                 --------       --------
                                                                 $732,514       $638,010
                                                                 ========       ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
REVENUES
  CORPORATE:
  Facilities management.......................  $   35,882   $   26,589   $   96,562   $   66,367
  Corporate advisory services.................      35,850       21,324      100,367       64,450
  Project management services.................      16,686        9,630       40,241       21,434
  Gain on disposition of real estate..........       1,414          686        1,582          674
  Other.......................................           7           47          154          151
                                                ----------   ----------   ----------   ----------
                                                    89,839       58,276      238,906      153,076

  INSTITUTIONAL:
  Property management.........................      36,924       39,403      116,415      113,918
  Brokerage services..........................      34,772       39,255      104,064       97,933
  Development services........................      24,389       22,291       63,996       65,412
  Income from investments in unconsolidated
    subsidiaries..............................       1,135       19,817        3,698       22,153
  Gain on disposition of real estate..........      15,355       16,154       23,659       26,264
  Other.......................................         343          486        1,353        1,451
                                                ----------   ----------   ----------   ----------
                                                   112,918      137,406      313,185      327,131
                                                ----------   ----------   ----------   ----------
                                                   202,757      195,682      552,091      480,207

COSTS AND EXPENSES
  Salaries, wages and benefits................     110,305       94,318      311,470      256,923
  Commissions.................................      27,976       23,309       80,243       61,033
  General and administrative..................      26,044       26,114       79,846       71,483
  Depreciation and amortization...............       6,077        4,704       17,094       12,471
  Interest....................................       4,020        3,122       11,764        7,040
  Minority interest...........................         740       16,406        3,920       17,813
                                                ----------   ----------   ----------   ----------
                                                   175,162      167,973      504,337      426,763
                                                ----------   ----------   ----------   ----------
Income before income taxes....................      27,595       27,709       47,754       53,444
Income tax expense............................      10,960       11,010       19,026       21,378
                                                ----------   ----------   ----------   ----------
Net income....................................  $   16,635   $   16,699   $   28,728   $   32,066
                                                ==========   ==========   ==========   ==========
Earnings per share:
  Basic.......................................  $     0.48   $     0.47   $     0.83   $     0.92
                                                ==========   ==========   ==========   ==========
  Diluted.....................................  $     0.46   $     0.46   $     0.80   $     0.88
                                                ==========   ==========   ==========   ==========
Weighted average common shares outstanding:
  Basic.......................................  34,956,918   35,333,615   34,798,545   34,933,006
  Diluted.....................................  36,284,313   36,651,381   36,069,390   36,416,398

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) AND YEAR ENDED DECEMBER 31,
                                      1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      ACCUMULATED
                               COMMON SHARES        COMMON                               OTHER
                           ---------------------     STOCK     PAID-IN    RETAINED   COMPREHENSIVE    TREASURY   STOCKHOLDER
                             ISSUED     TREASURY   PAR VALUE   CAPITAL    EARNINGS   INCOME (LOSS)    STOCK(1)      LOANS
                           ----------   --------   ---------   --------   --------   --------------   --------   -----------

Balance at January 1,
  1999...................  34,477,825     1,587      $345      $160,733   $33,717        $  --        $    --       $(904)

  Net income.............          --        --        --            --    54,443           --             --          --

  Issuance of restricted
    stock................     128,347    (3,174)        1         2,226        --           --             --          --

  Forfeiture of
    restricted stock.....          --    22,412        --          (162)       --           --           (315)         --

  Amortization of
    unearned stock
    compensation.........          --        --        --            --        --           --             --          --

  Issuance of common
    stock................     975,448        --        10        11,848        --           --             --          --

  Stock repurchase.......          --   780,900        --            --        --           --         (9,048)         --

  Collection of
    stockholder loans....          --        --        --            --        --           --             --         806
                           ----------   --------     ----      --------   --------       -----        -------       -----

Balance at December 31,
  1999...................  35,581,620   801,725       356       174,645    88,160           --         (9,363)        (98)

  Net income.............          --        --        --            --    28,728           --             --          --

  Issuance of restricted
    stock................          --   (202,753)      --            11       (45)          --          2,365          --

  Forfeiture of
    restricted stock.....          --     9,761        --          (109)       --           --           (117)         --

  Amortization of
    unearned stock
    compensation.........          --        --        --            --        --           --             --          --

  Issuance of common
    stock................     223,276   (142,128)       2         1,652      (359)          --          1,650          --

  Stock repurchase.......          --    49,800        --            --        --           --           (566)         --

  Foreign currency
    translation
    adjustment...........          --        --        --            --        --         (585)            --          --

  Collection of
    stockholder loans....          --        --        --            --        --           --             --          98
                           ----------   --------     ----      --------   --------       -----        -------       -----

Balance at September 30,
  2000...................  35,804,896   516,405      $358      $176,199   $116,484       $(585)       $(6,031)      $  --
                           ==========   ========     ====      ========   ========       =====        =======       =====


                             UNEARNED
                               STOCK
                           COMPENSATION     TOTAL
                           -------------   --------
Balance at January 1,
  1999...................     $(1,879)     $192,012
  Net income.............          --        54,443
  Issuance of restricted
    stock................      (2,227)           --
  Forfeiture of
    restricted stock.....         272          (205)
  Amortization of
    unearned stock
    compensation.........       1,786         1,786
  Issuance of common
    stock................          --        11,858
  Stock repurchase.......          --        (9,048)
  Collection of
    stockholder loans....          --           806
                              -------      --------
Balance at December 31,
  1999...................      (2,048)      251,652
  Net income.............          --        28,728
  Issuance of restricted
    stock................      (2,331)           --
  Forfeiture of
    restricted stock.....          80          (146)
  Amortization of
    unearned stock
    compensation.........       1,298         1,298
  Issuance of common
    stock................          --         2,945
  Stock repurchase.......          --          (566)
  Foreign currency
    translation
    adjustment...........          --          (585)
  Collection of
    stockholder loans....          --            98
                              -------      --------
Balance at September 30,
  2000...................     $(3,001)     $283,424
                              =======      ========

------------------------------

(1) Treasury stock at January 1, 1999 rounds to less than $1.

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30
                                                                2000           1999
                                                              ---------      --------
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  28,728      $ 32,066
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities
  Depreciation and amortization.............................     17,094        12,471
  Amortization of employment contracts and unearned stock
    compensation............................................      3,339         2,536
  Expense for stock issued to vendors.......................         --           172
  Minority interest.........................................      3,920        17,813
  Deferred income tax provision.............................        (72)        4,036
  Income from investments in unconsolidated subsidiaries....     (3,698)      (22,153)
  Changes in operating assets and liabilities, net of
    acquisitions
    Accounts receivable.....................................    (10,644)      (16,813)
    Receivables from affiliates.............................     (1,219)       (3,415)
    Notes receivable and other assets.......................    (31,552)       (4,895)
    Real estate held for sale...............................    (66,491)      (80,794)
    Notes payable on real estate held for sale..............     55,106        50,487
    Accounts payable and accrued expenses...................     11,010        (1,494)
    Payables to affiliates..................................       (460)         (512)
    Income taxes payable....................................     (2,720)        6,292
    Other liabilities.......................................      6,074           264
                                                              ---------      --------
Net cash provided by (used in) operating activities.........      8,415        (3,939)
INVESTING ACTIVITIES
Expenditures for furniture and equipment....................    (11,470)      (11,586)
Acquisitions of real estate service companies...............     (7,981)      (12,382)
Investments in unconsolidated subsidiaries..................    (36,836)      (11,155)
Distributions from unconsolidated subsidiaries..............     10,106        20,697
                                                              ---------      --------
Net cash used in investing activities.......................    (46,181)      (14,426)
FINANCING ACTIVITIES
Principal payments on debt..................................   (121,016)      (36,789)
Proceeds from debt..........................................    133,218        15,371
Contributions from minority interest........................      6,943        14,447
Distributions to minority interest..........................     (9,005)      (12,765)
Purchase of common stock....................................       (566)           --
Proceeds from exercise of stock options.....................        287         1,477
Proceeds from issuance of common stock......................      2,658         4,700
Collections of stockholder loans............................         98           806
                                                              ---------      --------
Net cash provided by (used in) financing activities.........     12,617       (12,753)
                                                              ---------      --------
Net decrease in cash and cash equivalents...................    (25,149)      (31,118)
                                                              ---------      --------
Cash and cash equivalents, beginning of period..............     47,528        87,946
                                                              ---------      --------
Cash and cash equivalents, end of period....................  $  22,379      $ 56,828
                                                              =========      ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                       FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                      ----------------------      ----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
                                                                        (IN THOUSANDS)
Net income..........................................  $16,635       $16,699       $28,728       $32,066

Other comprehensive income (loss):

  Foreign currency translation adjustments..........     (585)           --          (585)           --
                                                      -------       -------       -------       -------

Comprehensive income................................  $16,050       $16,699       $28,143       $32,066
                                                      =======       =======       =======       =======

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

    The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors. The Company's revenues tend to trend upward throughout the year, particularly in the last quarter of the year, because its clients have demonstrated a tendency to close transactions toward the end of the year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

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

EARNINGS PER SHARE

    The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 2000 include the dilutive effect of options to purchase 1,327,395 and 1,270,845 shares of common stock, respectively. The weighted-average shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 1999 include the dilutive effect of options to purchase 1,317,766 and 1,483,392 shares of common stock, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. The Company is expected to adopt the new Statement effective January 1,

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

1. GENERAL (CONTINUED)
2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. At September 30, 2000, based on the Company's derivative position with respect to its interest rate swap and based on market interest rates at September 30, 2000, the Company estimates that adoption of the statement will not have a significant impact on earnings or the financial position of the Company. However, upon adoption in 2001, the impact on earnings or the financial position of the Company will depend upon the notional amounts of the interest rate swap, the Company's debt outstanding at the effective date and the relative level of interest rates.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC; however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company does not believe that the interpretations outlined in SAB 101 will have an impact on the Company's revenue recognition policies.

RECLASSIFICATIONS

    As a means of addressing the comprehensive real estate service requirements of its diverse group of clients, the Company realigned certain elements of its business effective January 1, 2000. Consequently, the three reportable segments in 1999, Outsourcing, Retail and Local Business Units, have been realigned into two segments, Corporate and Institutional, in 2000. The Company delivers three core services--management services, transaction services and development and project management services--to both corporate and institutional customers. Revenues for the three and nine months ended September 30, 2000 have been presented by these service lines. Revenues for the three and nine months ended September 30, 1999 have been reclassified to conform to the presentation for 2000. As a result, the classification of 1999 revenue items differ from the amounts reported in previously filed documents. These reclassifications did not impact net income.

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

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

2. REAL ESTATE HELD FOR SALE

    During the nine months ended September 30, 2000, the Company sold 23 real estate projects for an aggregate sales price of $97,836, resulting in an aggregate gain on disposition of $25,241. During the nine months ended September 30, 1999, the Company sold 18 real estate projects for an aggregate sales price of $106,050, resulting in an aggregate gain on disposition of $26,938.

    In addition, during the nine months ended September 30, 2000, the Company received $15,160 from a real estate partnership in which it has a 10% interest, representing reimbursement of costs expended in excess of the Company's required capital contribution of $354. In two other transactions, the Company sold its interest, at net book value, in the partnerships which owned real estate with an aggregate cost of $16,827 and debt and outstanding payables totaling the same amount. Under arrangements with lenders, the Company deeded land to lenders with an aggregate fair market value of $6,108 in two additional transactions.

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Investments in unconsolidated subsidiaries consist of the following:

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  2000               1999
                                                              -------------      ------------
Real estate development.....................................     $26,958            $28,759
E-Commerce (See Note 10)....................................      17,149              6,000
Other.......................................................      23,523              2,532
                                                                 -------            -------
                                                                 $67,630            $37,291
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

                               SEPTEMBER 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    Operating results for equity method investments included in the above table are as follows:

                                                      FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                     ----------------------      ----------------------
                                                       2000          1999          2000          1999
                                                     --------      --------      --------      --------
REAL ESTATE DEVELOPMENT:
Total revenues.....................................  $12,614       $40,621       $ 33,487      $61,537
Total expenses.....................................   14,434         2,232         23,476       17,812
                                                     -------       -------       --------      -------
Net income (loss)..................................  $(1,820)      $38,389       $ 10,011      $43,725
                                                     =======       =======       ========      =======
OTHER:
Total revenues.....................................  $67,507       $19,323       $ 85,432      $35,688
Total expenses.....................................   62,128        18,842         78,570       33,513
                                                     -------       -------       --------      -------
Net income.........................................  $ 5,379       $   481       $  6,862      $ 2,175
                                                     =======       =======       ========      =======
TOTAL:
Total revenues.....................................  $80,121       $59,944       $118,919      $97,225
Total expenses.....................................   76,562        21,074        102,046       51,325
                                                     -------       -------       --------      -------
Net income.........................................  $ 3,559       $38,870       $ 16,873      $45,900
                                                     =======       =======       ========      =======

4. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Payroll and bonuses.........................................     $45,343         $38,387
Commissions.................................................      30,087          36,939
Deferred income.............................................       8,595           4,394
Insurance accrual...........................................         214             979
Additional consideration for acquisitions...................          --           2,000
Other.......................................................       7,465          10,574
                                                                 -------         -------
                                                                 $91,704         $93,273
                                                                 =======         =======

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

5. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Borrowings under a $150,000 line of credit with a bank......     $72,105         $62,105
Borrowings under a $25,000 line of credit with a bank.......          --              --
Capital lease obligations...................................       4,111           1,259
Note payable to entity owned by stockholder.................          --             500
Other.......................................................          70             220
                                                                 -------         -------
Total long-term debt........................................      76,286          64,084
Less current portion of long-term debt......................       1,956           1,443
                                                                 -------         -------
                                                                 $74,330         $62,641
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

    At September 30, 2000, the Company had an unused borrowing capacity (taking into account letters of credit outstanding) under its $150,000 line of credit of approximately $59,780.

6. STOCKHOLDERS' EQUITY

    A summary of the Company's stock option activity for the nine months ended September 30, 2000 is as follows:

                                  EXERCISE PRICE   EXERCISE PRICE   EXERCISE PRICE   EXERCISE PRICE
                                     OF $3.85       OF $10.75 TO     OF $17.45 TO     OF $26.64 TO
                                      (BELOW         $17.44 (AT       $26.63 (AT       $36.00 (AT
                                   MARKET PRICE     MARKET PRICE     MARKET PRICE     MARKET PRICE
                                  AT GRANT DATE)   AT GRANT DATE)   AT GRANT DATE)   AT GRANT DATE)     TOTAL
                                  --------------   --------------   --------------   --------------   ---------
OPTIONS OUTSTANDING:
December 31, 1999...............     1,739,571          867,622        3,192,638         236,629      6,036,460
Granted.........................            --        1,599,343               --              --      1,599,343
Exercised.......................       (81,036)              --               --              --        (81,036)
Forfeited.......................            --         (128,297)        (262,150)        (17,266)      (407,713)
                                     ---------        ---------        ---------         -------      ---------
September 30, 2000..............     1,658,535        2,338,668        2,930,488         219,363      7,147,054
                                     =========        =========        =========         =======      =========
Options exercisable at September
  30, 2000......................     1,658,535          215,886        1,559,361         136,471      3,570,253
                                     =========        =========        =========         =======      =========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

7. ACQUISITION OF REAL ESTATE SERVICE COMPANY

    In July 1999, the Company acquired the business of Phoenix Corporate Services LLC, a Cambridge, Massachusetts-based commercial real estate outsourcing services firm, and Leeds Construction Company, Inc., an affiliated company ("Phoenix"). The Company acquired substantially all of the assets of Phoenix for a base purchase price of approximately $10,260 ($8,760 of which was paid in cash at closing and the remainder of which was satisfied by issuing a $1,500 letter of credit into escrow at closing) and 268,306 shares of common stock. The $1,500 letter of credit expired in July 2000 at which time the Company paid cash in the amount of $1,500 to settle the liability. In addition, the Company agreed to pay up to an additional $2,400 in cash if the acquired business meets certain performance thresholds. As of September 30, 2000, $1,650 of this amount was earned and paid. At the date of acquisition, the Company also issued 5,619 restricted shares of common stock under the Company's Long-Term Incentive Plan to an employee of Phoenix who became employed by the Company in connection with the acquisition, and paid an aggregate of $600 to the two principals and an employee of Phoenix in exchange for certain covenants not to compete. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $13,107. The operations of Phoenix are included in the Company's operations from the date of acquisition. The Company borrowed approximately $10,000 under its credit facility to fund the acquisition.

8. FINANCIAL INSTRUMENTS

    In September 1998, the Company entered into an interest rate swap to manage market risks related to changes in interest rates. The Company's participation in derivative transactions is required under the Company's $150,000 line of credit and has been designed for hedging purposes. Derivative instruments are not held or issued for trading purposes. Through June 24, 1999, the Company had an interest rate swap outstanding with a notional amount of $135,000. This swap agreement established a fixed interest pay rate of 5.29% on a portion of the Company's variable rate debt. On June 24, 1999, the interest rate swap agreement was renewed for a nine-month period ending March 24, 2000, with a notional amount of $125,000. This swap agreement established a fixed interest pay rate of 5.52% on a portion of the Company's variable rate debt. On March 24, 2000, the interest rate swap agreement was renewed for a twelve-month period ending
March 24, 2001, with a notional amount of $150,000 through June 26, 2000, a notional amount of $125,000 through September 25, 2000 and a notional amount of $100,000 through March 24, 2001. This swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company's variable rate debt. Under these swap agreements, if the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is refunded to the Company and recorded as a reduction of interest expense. The weighted average receive rates under these swap agreements were 6.63% and 6.33% for the three and nine months ended September 30, 2000, respectively, and 5.20% and 5.08% for the three and nine months ended September 30, 1999, respectively. In connection with these agreements, the Company recorded incremental interest expense of $4 for the three months ended September 30, 2000 and a reduction to interest expense of $10 for the nine months ended September 30, 2000 and recorded incremental interest expense of $106 and $265 for the three and nine months ended September 30, 1999, respectively.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

    At September 30, 2000, the Company had guaranteed $27,156 of real estate notes payable of others. These notes are collateralized by the underlying real estate. The Company had outstanding letters of credit totaling $11,148 at September 30, 2000, which expire at varying dates through September 2001.

    In addition, at September 30, 2000, the Company had several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

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

    In the second quarter of 2000, as the Company increased its activities in and assigned more dedicated resources to e-commerce, the Company began reporting these activities, including related overhead, in a third segment. The E-Commerce segment also includes the Company's investments in e-commerce-related companies. The E-Commerce segment does not include investments in ongoing technology advancements internal to the Company's other two business segments.

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

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

    The Company's reportable segments are defined first by the nature of business transacted, real estate services and e-commerce, and second, by the type of customer to whom the services are provided. The Corporate and Institutional segments are managed separately because the expertise required and the

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

10. SEGMENT INFORMATION (CONTINUED)
needs of the customer vary between corporate users and institutional investors. The E-Commerce segment captures distinct new e-commerce business and investments and has separate management.

    Virtually all of the Company's revenues are from customers located in the United States. No individual customer accounts for more than 10% of the Company's revenues.

    Summarized financial information for the Company's three reportable segments follows:

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30                SEPTEMBER 30
                                                  ----------------------      ----------------------
                                                    2000        1999(3)         2000        1999(3)
                                                  --------      --------      --------      --------
CORPORATE:
Total revenues..................................  $ 89,839      $ 58,276      $238,906      $153,076
Costs and expenses (1)..........................    79,359        55,434       220,417       145,402
                                                  --------      --------      --------      --------
Income before income taxes......................    10,480         2,842        18,489         7,674
Depreciation and amortization...................     2,737         1,894         7,382         4,267
Interest expense................................     1,060           328         2,693           842
                                                  --------      --------      --------      --------
EBITDA (2)......................................  $ 14,277      $  5,064      $ 28,564      $ 12,783
                                                  ========      ========      ========      ========
INSTITUTIONAL:
Total revenues..................................  $112,918      $137,406      $313,185      $327,131
Costs and expenses (1)..........................    94,919       112,539       282,489       281,361
                                                  --------      --------      --------      --------
Income before income taxes......................    17,999        24,867        30,696        45,770
Depreciation and amortization...................     3,340         2,810         9,712         8,204
Interest expense................................     2,960         2,794         9,071         6,198
                                                  --------      --------      --------      --------
EBITDA (2)......................................  $ 24,299      $ 30,471      $ 49,479      $ 60,172
                                                  ========      ========      ========      ========
E-COMMERCE:
Total revenues..................................  $     --      $     --      $     --      $     --
Costs and expenses (1)..........................       884            --         1,431            --
                                                  --------      --------      --------      --------
Income (loss) before income taxes...............      (884)           --        (1,431)           --
Depreciation and amortization...................        --            --            --            --
Interest expense................................        --            --            --            --
                                                  --------      --------      --------      --------
EBITDA (2)......................................  $   (884)     $     --      $ (1,431)     $     --
                                                  ========      ========      ========      ========
TOTAL:
Total revenues..................................  $202,757      $195,682      $552,091      $480,207
Costs and expenses (1)..........................   175,162       167,973       504,337       426,763
                                                  --------      --------      --------      --------
Income before income taxes......................    27,595        27,709        47,754        53,444
Depreciation and amortization...................     6,077         4,704        17,094        12,471
Interest expense................................     4,020         3,122        11,764         7,040
                                                  --------      --------      --------      --------
EBITDA (2)......................................  $ 37,692      $ 35,535      $ 76,612      $ 72,955
                                                  ========      ========      ========      ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

10. SEGMENT INFORMATION (CONTINUED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000          1999(3)
                                                              -------------   ------------
TOTAL ASSETS:
Corporate...................................................    $225,997        $178,746
Institutional...............................................     489,364         453,264
E-Commerce..................................................      17,153           6,000
                                                                --------        --------
Total consolidated assets...................................    $732,514        $638,010
                                                                ========        ========

------------------------

(1) Costs and expenses for the three and nine months ended September 30, 2000 include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $632 and $1,781 related to the Corporate segment and $458 and $1,558 related to the Institutional segment, respectively. Costs and expenses for the three and nine months ended September 30, 1999 include non-cash compensation expense of $340 and $684 related to the Corporate segment and $825 and $1,852 related to the Institutional segment, respectively. Through September 30, 2000, there had been no non-cash compensation expense related to the E-Commerce segment.

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

(3) The 1999 segment information has been reclassified to conform with the presentation of 2000 segment information to reflect the changes in the Company's reportable segments effective January 1, 2000 and the addition of the E-Commerce segment in the third quarter of 2000.

11. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is summarized below:

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Non-cash contribution by minority interest holders..........   $2,681        $   --

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

    The Company's activities related to e-commerce, including related overhead, are captured in the E-Commerce segment. The E-Commerce segment also includes the Company's investments in e-commerce-related companies. One of these companies offers advanced telecommunications services to building tenants. A second company offers a standardized information distribution network via an Internet listing site for properties for sale or lease. The Company also invested in a company that offers on-line procurement of products and services geared towards the management of real estate properties. The E-Commerce segment may transact business with the Corporate and Institutional segments, but it does not include investments in ongoing technology advancements internal to the Company's other two business segments.

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED
  TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

    REVENUES. The Company's total revenues increased $7.1 million, or 3.6%, to $202.8 million for the three months ended September 30, 2000 and increased $71.9 million, or 15.0%, to $552.1 million for the nine months ended
September 30, 2000 from the comparable periods in the prior year.

CORPORATE REVENUES

    Facilities management revenue, which represented 17.7% and 17.5% of the Company's total revenue for the three and nine months ended September 30, 2000, respectively, increased $9.3 million, or 35.0%, to $35.9 million for the three months ended September 30, 2000 and increased $30.2 million, or 45.5%, to $96.6 million for the nine months ended September 30, 2000 from comparable periods in the prior year. The revenue growth for the three months ended September 30, 2000 is primarily attributable to the addition of several new customers added subsequent to the third quarter of 1999 and the expansion of services provided to existing customers. The revenue growth for the nine months ended September 30, 2000 primarily resulted from (i) the acquisition of a real estate outsourcing services firm in July 1999, (ii) the addition of several new customers subsequent to the second quarter of 1999, and (iii) the expansion of services provided to existing customers.

    Corporate advisory services revenue, which represented 17.7% and 18.2% of the Company's total revenue for the three and nine months ended September 30, 2000, respectively, increased $14.6 million, or 68.5%, to $35.9 million for the three months ended September 30, 2000 and increased $35.9 million, or 55.7%, to $100.4 million for the nine months ended September 30, 2000 from the comparable periods in the prior year. The revenue growth resulted from an increase in the number of brokerage transactions, fueled by an increase in the average number of brokers employed during the first three quarters of 2000, as compared to the first three quarters of 1999, coupled with an increased focus on larger transactions.

    Revenues from project management activities (consisting of project management service fees and gain on disposition of real estate) totaled
$18.1 million and $41.8 million for the three and nine months ended
September 30, 2000, respectively, and represented 8.9% and 7.6% of the Company's total revenue for the three and nine months ended September 30, 2000, respectively. These revenues increased $7.8 million, or 75.7%, from $10.3 million for the three months ended September 30, 2000 and increased
$19.7 million, or 89.1%, from $22.1 million for the nine months ended
September 30, 2000 from the comparable periods in the prior year. The revenue growth for the three and nine months ended September 30, 2000 was due to the acquisition of a real estate outsourcing services firm in July 1999, the addition of several new projects on which the Company receives development and construction management fees and the expansion of services provided to existing customers.

INSTITUTIONAL REVENUES

    Property management revenue, which represented 18.2% and 21.1% of the Company's total revenue for the three and nine months ended September 30, 2000, respectively, decreased $2.5 million, or 6.3%, to $36.9 million for the three months ended September 30, 2000 and increased $2.5 million, or 2.2%, to $116.4 million for the nine months ended September 30, 2000 from the comparable periods in the prior year. The decrease for the three months ended
September 30, 2000 is in large part due to incentive fees earned in the third quarter of 1999 with no significant comparable fees earned in the third quarter of 2000. The increase for the nine months ended September 30, 2000 was primarily due to increases from comparable periods in the prior year in the total number of square feet under management and in the percentage of managed space represented by office product, which generates higher property management revenues per square foot than other product types.

    Brokerage services revenue, which represented 17.2% and 18.9% of the Company's total revenue for the three and nine months ended September 30, 2000, respectively, decreased $4.5 million, or 11.5%, to

$34.8 million for the three months ended September 30, 2000 and increased
$6.2 million, or 6.3%, to $104.1 million for the nine months ended
September 30, 2000 from the comparable periods in the prior year. The decrease for the three months ended September 30, 2000 is primarily a result of fewer transactions involving project leasing and investment sales activities and more transactions involving tenant representation activities (revenues included in corporate advisory services above) in the third quarter of 2000 as compared to the same period in the prior year. While some of the Company's brokers may specialize in specific types of brokerage transactions, in many cases, a broker may facilitate transactions for all three types of brokerage activities. The revenue growth for the nine months ended September 30, 2000 resulted from an increase in the number of brokerage transactions, fueled by an increase in the average number of brokers employed during the first three quarters of 2000, as compared to the first three quarters of 1999, coupled with an increased focus on larger transactions.

    Revenues from development and investment activities (consisting of development services fees, income from investments in unconsolidated subsidiaries and gain on disposition of real estate) totaled $40.9 million and $91.4 million for the three and nine months ended September 30, 2000, respectively, and represented 20.2% and 16.6% of the Company's total revenue for the three and nine months ended September 30, 2000, respectively. These revenues decreased $17.4 million, or 29.8%, from $58.3 million in 1999, for the three months ended September 30, 2000 and decreased $22.4 million, or 19.7%, from $113.8 million in 1999, for the nine months ended September 30, 2000. The decrease in revenue for the three and nine months ended September 30, 2000 is primarily attributable to a $19.2 million decrease in income from investments in unconsolidated subsidiaries. Of the decrease in income from unconsolidated subsidiaries, $17.8 million of 1999 revenue resulted from the consolidation of an entity which accounts for its investment in an underlying entity using the equity method (i.e., as an unconsolidated subsidiary). The real estate owned by the unconsolidated subsidiary was sold in the third quarter of 1999, which resulted in the gain on sale being reflected in the consolidated financial statements as income from unconsolidated subsidiaries. The minority interest related to the consolidated entity was $15.4 million, resulting in a $2.4 million net impact on the Company's net income. There were no comparable transactions in the three or nine months ended September 30, 2000. The decrease in revenue for the nine months ended September 30, 2000 is also attributable to a $2.6 million decrease in gain on disposition of real estate over the comparable period in 1999 due to a decrease in the number and size of projects as well as a slight decrease in margin.

    The Company provides development services to both corporate and institutional customers. The Company's corporate development activity continues to grow in the form of corporate build-to-suits and fee development services. Some of the Company's development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects. During the last half of 1999 and the first half of 2000, the Company has become more cautious in developing speculative real estate. The caution reflects the Company's belief that demand for new product in many of the markets in which the Company operates may be leveling off. The Company has also observed evidence that providers of capital for real estate investment are taking a more measured approach in speculative development projects. The Company expects that these trends, together with increases in interest rates during 1999 and thus far in 2000, will cause the Company's development and investment revenues and profits in 2000 to be relatively consistent with 1999 levels.

    COSTS AND EXPENSES.  The Company's costs and expenses increased
$7.2 million, or 4.3%, to $175.2 million for the three months ended
September 30, 2000 and $77.5 million, or 18.2%, to $504.3 million for the nine months ended September 30, 2000 from the comparable periods in the prior year.

    The increase in costs and expenses was largely due to a $16.0 million and $54.6 million increase in salaries, wages, and benefits, offset by a decrease in minority interest of $15.7 million and $13.9 million (as described above in the discussion of development and investment activities), for the three and nine months ended September 30, 2000, respectively, from the comparable periods in the prior year. The increase in salaries, wages and benefits resulted primarily from increases in staffing to support internal growth in the

Company's business, including new assignments for the Company's corporate outsourcing business, and the acquisition of a real estate outsourcing firm in July 1999.

    Commissions increased $4.7 million, or 20.2%, to $28.0 million, for the three months ended September 30, 2000 and $19.2 million, or 31.5%, to $80.2 million for the nine months ended September 30, 2000 from the comparable periods in the prior year. The change is primarily a result of the increased brokerage activities that resulted in the significant growth in the Company's corporate advisory and investment sales transactions, which command higher commission payouts to brokers than project leasing.

    General and administrative expenses decreased $0.1 million, or 0.3%, to $26.0 million for the three months ended September 30, 2000 and increased
$8.3 million, or 11.6%, to $79.8 million for the nine months ended
September 30, 2000 from comparable periods in the prior year. The decrease for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 is largely due to a decrease in other professional fees related to strategy studies performed by consultants in the third quarter of 1999. The increase for the nine months ended September 30, 2000 is primarily due to a company-wide increase in administrative costs resulting from the overall increase in number of employees (approximately 6,000 at September 30, 1999 and approximately 7,000 at September 30, 2000) and, to a lesser extent, an increase in management information systems costs.

    Other expenses (consisting of depreciation and amortization and interest) increased $2.3 million, or 29.5%, to $10.1 million, for the three months ended September 30, 2000 and $9.4 million, or 48.2%, to $28.9 million for the nine months ended September 30, 2000 from comparable periods in the prior year. The increase in other expenses is primarily related to an increase in depreciation and amortization of $1.4 million and $4.6 million for the three and nine months ended September 30, 2000, respectively, and an increase in interest expense of $0.9 million and $4.8 million for the three and nine months ended September 30, 2000, respectively. The increase in depreciation and amortization is primarily related to depreciation expense related to information systems and amortization related to the July 1999 acquisition. The increase in interest expense is primarily attributable to an increase in interest expense related to real estate held for sale properties that have become operational and increased interest expense related to the Company's revolving line of credit resulting from higher interest rates.

    Minority interest decreased $15.7 million, or 95.7%, and $13.9 million, or 78.1%, for the three and nine months ended September 30, 2000, respectively, as compared with the same period in the prior year. The decrease for the three and nine months ended September 30, 2000 is primarily due to minority interest of approximately $15.4 million in the third quarter of 1999 related to the transaction described above in the discussion of revenues from development and investment activities.

    INCOME BEFORE INCOME TAXES. The Company's income before income taxes decreased $0.1 million, or 0.3%, to $27.6 million for the three months ended September 30, 2000 and decreased $5.6 million, or 10.5%, to $47.8 million for the nine months ended September 30, 2000 from the comparable prior year periods. As compared to 1999, the Company derived more of its transaction services revenue in the first three quarters of 2000 from tenant representation transactions, which command a higher commission payout to brokers than project leasing. The Company believes that the current quarter results are not indicative of full year results due to changes in revenue composition from quarter to quarter and expects income before income taxes for the full year, as a percentage of revenues, to be relatively consistent with 1999 results.

    NET INCOME. Net income decreased $0.1 million, to $16.6 million for the three months ended September 30, 2000 as compared to the same period in the prior year, and decreased $3.4 million, to $28.7 million for the nine months ended September 30, 2000 for the same period in the prior year, due to the fluctuations in revenues and expenses described above.

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

    Net cash provided by operating activities totaled $8.4 million for the nine months ended September 30, 2000, compared to net cash used of $3.9 million for the same period in 1999. The change is due to a decrease in net cash used for development activity (changes in real estate held for sale, net of related borrowings) to $11.4 million in 2000 compared to $30.3 million used in 1999, partially offset by an $8.2 million increase in cash used for development-related pursuit costs and leasing commissions on real estate.

    Net cash used in investing activities totaled $46.2 million for the nine months ended September 30, 2000, compared to net cash used in investing activities of $14.4 million for the same period in 1999. This change is primarily due to an increase in 2000 as compared to 1999 of $36.2 million in investments in unconsolidated subsidiaries, net of distributions, partially offset by a decrease of $4.3 million in expenditures related to acquisitions of other real estate service companies. The majority of the net increase in investments in unconsolidated subsidiaries relates to the Company's investment in Savills and e-commerce investments.

    Net cash provided by financing activities totaled $12.6 million for the nine months ended September 30, 2000, compared to net cash used in financing activities of $12.8 million for the same period in 1999. This change is primarily attributable to borrowings, net of payments, in 2000 of $12.2 million under the Credit Facility (described below), compared to net payments of $21.4 million in 1999. The Company also received $6.2 million in 1999 from the exercise of stock options and issuance of common stock, compared to $2.4 million from issuance of common stock in 2000.

    The Company has a $150 million revolving line of credit arranged by Bank of America, N.A., as the administrative agent (the "Administrative Agent"). In December 1999, the Company, under the terms of the revolving line of credit, exercised the first of its two one-year extension options and subsequently amended the revolving line of credit (the "Credit Facility"). Under the terms of the Credit Facility, the Company can obtain loans which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate, which is the higher of the prime lending rate announced from time-to-time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at an adjusted Eurodollar rate plus a margin which ranges from 1.25% to 1.75%, depending upon the Company's leverage ratio at the date the margin is determined. The Credit Facility contains various covenants such as the maintenance of minimum equity and liquidity and covenants relating to certain key financial data. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets and certain restrictions on investments and acquisitions that can be made by the

Company. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150 million commitment. At September 30, 2000, the Company had outstanding borrowings of $72.1 million and unused borrowing capacity (taking into account letters of credit outstanding) under the Credit Facility of approximately $59.8 million. On November 1, 2000, the Company made a
$10.0 million repayment on the Credit Facility and had a remaining unpaid balance of $62.1 million. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company's indebtedness in excess of $50 million ensuring the net interest is fixed, capped or hedged. In
September 1998, the Company entered into an interest rate swap agreement with a notional amount of $135.0 million. The swap agreement established a fixed interest pay rate of 5.29% and expired on June 24, 1999. In June 1999, the Company entered into a second swap agreement with a notional amount of $125.0 million and a fixed interest pay rate of 5.52%. This agreement expired on March 24, 2000. On March 24, 2000, the Company entered into a new swap agreement that expires on March 24, 2001 with a notional amount of $150.0 million through June 26, 2000, a notional amount of $125.0 million through September 25, 2000 and a notional amount of $100.0 million through March 24, 2001 and a fixed interest pay rate of 6.65%. The weighted average receive rate for the swap agreement was 6.33% for the nine months ended September 30, 2000. The Company's participation in derivative transactions has been designed for hedging purposes, and derivative instruments are not held for trading purposes. The shares of certain subsidiaries of the Company, individually representing 5% or more of the consolidated assets, revenues or earnings of the Company, are pledged as security for the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions and investments, fund its co-investment activities with its customers and provide the Company with an additional source of working capital.

    In August 1997, Trammell Crow BTS, Inc., a wholly-owned subsidiary of the Company ("TC BTS"), obtained a $20.0 million credit facility (the "Retail BTS Facility") from KeyBank National Association ("KeyBank"). In September 1999, the Retail BTS Facility was modified to increase the credit facility to $30.0 million. In May 2000, the Retail BTS Facility was modified to extend the date to July 31, 2001, by which subsidiaries of TC BTS can obtain loans at one of a LIBOR-based interest rate, KeyBank's prime rate or a combination of the two interest rates. The proceeds of any such loans must be used for the construction of retail facilities. On September 30, 2000, the outstanding balance owed under the Retail BTS Facility was $8.8 million. The Retail BTS facility is secured by a first mortgage on and assignment of all rents from the constructed facilities. In addition, TC BTS must guarantee all obligations of its subsidiaries for loans made pursuant to the Retail BTS Facility. The Company must also guarantee the repayment obligations under the Retail BTS Facility with respect to such loans and must guarantee the timely lien-free completion of each retail facility to which such loans relate. As guarantor, the Company is subject to various covenants consistent with financial covenants required by the Credit Facility. The Retail BTS Facility also contains various covenants, such as the maintenance of a minimum net worth and liquidity of TC BTS and prohibition on other TC BTS guarantees of build-to-suit retail projects.

    In December 1998, TCC NNN Trading, Inc., a wholly-owned subsidiary of the Company ("TCC Triple Net"), obtained a two-year $20.0 million revolving line of credit (the "Triple Net Facility") from KeyBank. Under the terms of the Triple Net Facility, TCC Triple Net can obtain loans at a LIBOR-based interest rate or prime rate, the proceeds of which must be used for the acquisition of retail properties subject to "triple net" leases. On September 30, 2000, the outstanding balance under the Triple Net Facility was $6.6 million. The Triple Net Facility is nonrecourse to TCC Triple Net and is secured by a first mortgage and assignment of all rents from the acquired properties. The Company will guarantee from 10% to 40% of each such loan depending on the credit rating of the tenant occupying the acquired property. The Company's guarantee percentage will be reduced to 10% for any loan upon the receipt of a qualifying purchase agreement relating to the property underlying such loan. The maximum amount of any advance related to a single property is either (i) 90% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BBB or higher), or (ii) 80% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BB+ or lower). The Triple Net Facility also contains various covenants, such as the maintenance of minimum equity and liquidity of the Company and covenants relating to certain key financial data of the Company. The restrictions contained in such financial covenants are identical to those set forth in the Credit Facility.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       27  Financial Data Schedule

    (b) Reports on Form 8-K filed since June 30, 2000:

           None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TRAMMELL CROW COMPANY

                                                       By:             /s/ DEREK R. MCCLAIN
                                                            -----------------------------------------
                                                                         Derek R. McClain
                                                                     CHIEF FINANCIAL OFFICER
Date: November 14, 2000