Form 10-K
period 2000-12-31
TRAMMELL CROW CO
filed 2001-03-29
CIK 1022438

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

            Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                           WHICH REGISTERED
-------------------------------------------  -------------------------------------------
       Common Stock, $.01 par value                    New York Stock Exchange

            Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 15, 2001, there were 35,617,156 shares of Common Stock outstanding with an aggregate market value on that date of $464,625,800, based upon the average of the low bid and high asked price of Common Stock on the New York Stock Exchange on such date. As of the same date 25,496,734 shares of Common Stock were held by non-affiliates of the Company, having an aggregate market value on that date of $332,604,895.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    Trammell Crow Company (the "Company") is one of the largest diversified commercial real estate service companies in North America. Through 170 offices in the United States and Canada, the Company delivers a comprehensive range of services to leading multinational corporations, institutional investors and other users of real estate services. In the United States, the Company is a leading provider of commercial property and facilities management services, commercial property brokerage and transaction management services, commercial property development and construction services and project management services. The Company, which is headquartered in Dallas, Texas, was founded in 1948 by Mr. Trammell Crow. From its founding through the 1980's, the Company's primary business was the development, ownership and management of industrial, office and retail projects. In 1991, the Company was reconstituted as a real estate services company. This reconstitution entailed the separation of the Company's commercial real estate asset base and related operations from its real estate services business. The Company continued to operate the real estate services business while ownership of the commercial real estate asset base was segregated into a large number of separate entities distinct from the Company, with independent management and operations. Many of these entities are managed by subsidiaries of Crow Realty Investors, L.P. d/b/a Crow Holdings ("Crow Holdings"), which is wholly owned by certain affiliates and descendants of Mr. Trammell Crow. See "--RISK FACTORS--DEALINGS WITH AND RELIANCE ON AFFILIATES; POTENTIAL CONFLICTS OF INTEREST."

    The Company delivers three core services--management services, transaction services and development and project management services--to both corporate and institutional customers. The Company realigned certain elements of its business effective January 1, 2000. Consequently, the three reportable segments in 1999 and 1998, Outsourcing, Retail and Local Business Units, were realigned into two segments, Corporate and Institutional, in 2000 to facilitate the delivery of fully bundled integrated services to the Company's two core customer groups. In the second quarter of 2000, as the Company increased its activities in and assigned more dedicated resources to e-commerce, the Company began reporting these activities, including related overhead, in its third segment.

    The Company provides services to corporate customers--users of space who are typically the primary occupants of commercial properties, including multinational corporations, hospitals and universities. As part of the realignment in 2000, the Company consolidated all pieces of its business focused on corporate customers, including major retailers. Thus, tenant representation and build-to-suit services for corporate (including retail) customers became part of the Company's integrated corporate services offering. The management services provided to corporate customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Transaction services provided to corporate customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to corporate customers include strategic functions such as space planning and relocation coordination, build-to-suit development and financial services.

    The Company provides services to institutional customers that are investors and landlords, but typically not the primary occupants of the commercial properties with respect to which services are performed. Management services provided to institutional customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Transaction services provided to institutional customers include brokerage services such as project leasing and investment sales whereby the Company advises buyers, sellers and landlords in connection with the sale and leasing of office, industrial and retail space and land.

Development services provided to institutional customers include comprehensive project development and construction management services and the acquisition and disposition of commercial real estate projects. The development services provided also include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services.

    The Company's activities related to e-commerce, including related overhead, are captured in the E-Commerce segment. The E-Commerce segment also includes the Company's investments in e-commerce-related companies. One of the entities in which the Company has invested offers a standardized information distribution network via an Internet listing site for properties for sale or lease. The Company also invested in a company that offers on-line procurement of products and services geared towards the management of real estate properties. The Company has made these e-commerce investments primarily to gain efficiency, and thereby reduce costs, in other parts of its business and to be more competitive with other real estate service providers. The E-Commerce segment does not include investments in ongoing technology advancements internal to the Company's other two business segments. The Company does not expect to recognize any revenues in its E-Commerce segment unless (i) dividends are received from the e-commerce companies in which the Company has invested or (ii) the Company sells all or a portion of its stock in such companies. There can be no assurance that dividends will be received or that any sale of stock in e-commerce companies will occur or be profitable.

RECENT DEVELOPMENTS

    INTERNAL REORGANIZATION. On February 28, 2001, the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and project management services delivered to both corporate and institutional customers under a single leadership infrastructure referred to as the Global Services Group. The reorganization also creates a national organization focused solely on the Company's development and investment activities referred to as the Development and Investment Group. Because the reorganization changes the way the Company's business is managed and financial resources are allocated, the Company's reportable segments will change correspondingly in 2001 although the services provided by the Company remain the same.

    The new Global Services segment, with approximately 7,000 employees, includes the services previously included in the Corporate segment (other than development services provided to corporate customers), as well as property management and brokerage services previously reported under the Institutional segment. The Company will continue to focus on opportunities for growth in the service business and will also focus on opportunities to achieve operating efficiencies associated with the delivery of similar services (for example, property management services for institutional customers and facilities management services for corporate customers) through a consolidated services organization. The Global Services group will be organized into 14 different geographic and customer-centric "mega markets," many of which will be multi-city. The Company's focus on establishing itself as a dominant brand facilitates the accumulation of strong resources within the "mega-markets."

    The new Development and Investment segment, encompassing approximately 250 to 300 employees, will include the development activities historically included in the Institutional segment--both those pursuant to which the Company takes an ownership position and those pursuant to which the Company provides development services for others on a fee basis--as well as development services for corporate customers that were previously reported in the Corporate segment. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for institutional customers and build-to-suit projects for corporate customers, including those in higher education and healthcare. With an organization comprised of professionals dedicated fully to development and investment activities, the Company expects to be better positioned to pursue and execute new development business, particularly programmatic business with the Company's large customers, and exploit niche market opportunities.

    The Company's activities related to e-commerce, including related overhead, will continue to be captured in the E-Commerce segment, along with the Company's investments in e-commerce-related companies.

    Except as the context otherwise suggests, discussion throughout the remainder of this Annual Report on Form 10-K is on the basis of the segments as reported for the year ended December 31, 2000.

    INTERNATIONAL EXPANSION. In June 2000, the Company and Savills plc ("Savills"), a leading provider of real estate services in Europe, Asia-Pacific and Australia, formed Trammell Crow Savills Limited, a real estate outsourcing services company headquartered in London ("Trammell Crow Savills"). Trammell Crow Savills is owned 51% by the Company and 49% by Savills. As part of this transaction, Savills contributed to Trammell Crow Savills its European facilities management subsidiary, its European corporate services business and certain project management personnel, and the Company agreed to contribute the European element of its outsourcing contracts developed in the United States. The core service offerings of Trammell Crow Savills are facilities management, transaction management and project management for corporate customers. Simultaneously with the formation of Trammell Crow Savills, the Company purchased approximately 10% of the outstanding ordinary shares of Savills for L13.9 million (approximately $21.25 million) and obtained the right to nominate two members to the Savills Board of Directors. Savills also granted the Company an option to purchase a number of Savills shares that would increase the Company's ownership in Savills to 20%, at a purchase price that would be determined by the recent market price for Savills stock at the time of exercise. In addition, the Company and Savills formed a strategic alliance, pursuant to which they each agreed to refer their customers desiring to procure services in the other's primary geographic areas of operation.

    In September 2000, the Company and Savills expanded the geographic scope of operations for Trammell Crow Savills to Asia-Pacific and Australia. As part of this expansion, Savills contributed its Asian project management business and certain Asian outsourcing contracts in exchange for an ownership interest in a subsidiary of Trammell Crow Savills. Immediately thereafter, the Company paid HK$21.5 million (approximately $2.8 million based on the exchange rate of September 21, 2000) to Savills in exchange for 51% of such shares, and promised to pay up to an additional HK$11.1 million (approximately $1.4 million, based on the same exchange rate) if the acquired project management business met certain agreed performance standards through December 31, 2002. The Company also agreed to contribute the Asian element of its outsourcing contracts developed in the United States.

    The Company also seeks to enter new international markets by expanding the geographic scope of its engagements with existing US-based multinational customers. In these instances, the Company typically establishes service delivery capabilities in the new market by hiring new local employees, including the client employees who previously performed the outsourced function. The Company is then positioned to continue delivering outsourced services to the client, and also to seek new business by leveraging the delivery capabilities of the existing platform. This new business could come from new customers in the international market or the continued geographic expansion of service engagements by the Company's US-based clients. Implementation of this strategy has lead to the Company's recent establishment of service delivery capabilities in Buenos Aires, Argentina, Sao Paulo, Brazil and Mexico City, Mexico. These operations complement the Company's existing business activities in Santiago, Chile.

    E-COMMERCE. In April 2000, the Company entered into an alliance with other leading real estate services companies to develop e-commerce initiatives that leverage the collective experience and service delivery capabilities of the alliance members to benefit their clients in North America. The Company's e-commerce business currently includes its investments in two companies that were made through this alliance. One investment was made in a web-based procurement platform designed to help owners and managers of commercial and multi-family properties streamline their operations through the online procurement of goods and services. Use of this platform is intended to make real estate professionals more effective by helping them save time and money and gain better control over their purchasing procedures. In addition, the Company has made an investment in an entity that offers a standardized information distribution network via an Internet listing site for properties for sale or lease. The Company and the other alliance members intend to pursue the development and launch of a comprehensive online transaction services platform. The alliance will seek to structure the transaction services platform to drive value to owners, occupants and the commercial real estate professionals who serve them.

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

    DEVELOPMENT EXPERTISE. The Company has the capability to implement active and sizeable development programs, primarily on behalf of its clients. The Company's development activities generate business activities for its other service lines, which support the Company's earnings when development and construction revenues decrease as a result of market conditions. Because the Company provides development and construction management services to corporate customers with needs for build-to-suit projects, as well as to institutional investors, the Company is positioned to mitigate the adverse effect on its revenues when speculative development activities by or for institutional investors are curtailed in a market downturn.

    GEOGRAPHIC SCOPE. Through its 170 offices, the Company develops and maintains extensive knowledge of local real estate markets across the United States and Canada. Approximately 89% of the Company's employees are based in markets other than Dallas, Texas, where its executive offices are located. Through Trammell Crow Savills, the Company has an international delivery platform to provide services to its U.S.-based multi-national customers and to add new customers with international requirements. This broad geographic scope allows the Company to serve as a single-source, full service provider to multinational corporations and institutional investors with real estate interests that span regional and national boundaries. It also tends to limit its exposure to an economic downturn in any single market.

    MANAGEMENT/PERSONNEL. The Company has a highly qualified management team. Its twenty-four-member operating committee has an average of approximately thirteen years of experience with the Company. Seven members of the operating committee also comprise the executive committee and have an average of sixteen years of experience with the Company. The Company believes the lengthy tenure of its senior management group is linked to its collegial internal culture and its history of promoting talented individuals from within. The Company's growth strategy, incentive-based compensation and the level of ownership by Company officers and employees provide further motivation to achieve a high level of performance. At March 15, 2001, the members of the Company's operating committee owned approximately 9% of the outstanding Common Stock.

COMPETITIVE ENVIRONMENT

    OUTSOURCING. Outsourcing is a rapidly growing trend in the United States. Through outsourcing, organizations seek to reduce costs, improve profitability and refocus management and other resources on core competencies. This trend has resulted in the development of well-established providers offering an expanding range of outsourced services, including information processing, teleservicing and flexible staffing. Increasingly, organizations are also seeking outside providers for efficient and expert delivery of real estate services.

    CONSOLIDATION. The traditionally fragmented real estate services industry is witnessing consolidation in customers' selection of service providers. When outsourcing real estate services, corporations and institutions have increasingly sought to consolidate the number of providers used and engage firms that can offer a full range of services across a wide geographic area. In the Company's view, the competitive imperatives presented by this consolidation trend include the need to maintain comprehensive service offerings, serve an expansive geographic area and achieve significant cost efficiencies. As the industry becomes more sophisticated, customers require the flexibility, multi-market perspective and technological and physical resources that large firms possess.

    As the real estate services industry has grown, it has been accompanied by downward pressure on fees and the increased use of fee structures that reflect shared risk and emphasize the achievement of performance targets. These trends benefit firms with significant scale and the ability to spread fixed costs over a larger revenue base. The Company believes that few real estate services providers can meet the demands of large corporate and institutional customers and that many smaller companies are facing pressure to combine with others to remain competitive.

GROWTH STRATEGY

    The Company's growth strategy is centered around taking advantage of its geographic scope, its large existing customer base, its strong brand name and the significant opportunity that exists in the corporate outsourcing arena. The key components of this overall growth strategy are:

    CAPITALIZE ON OUTSOURCING OPPORTUNITY. The corporate outsourcing component of the Company's business represents a large and relatively untapped opportunity. As an industry leader in this area, the Company will continue to focus its resources on adding new customers and growing its substantial relationships with its approximately 97 existing corporate outsourcing customers.

    FOCUS ON DEVELOPMENT OPPORTUNITIES. With a national organization comprised of professionals dedicated fully to development and investment activities, the Company intends to pursue and execute new development business, particularly programmatic business with the Company's large customers, and exploit niche market opportunities. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for institutional customers and build-to-suit projects for corporate customers, including those in higher education and healthcare. During development down cycles, the Company intends to use professionals in its development and investment organization to pursue opportunistic property acquisitions with its established capital partners.

    CONSOLIDATION OF VENDORS AMONG CUSTOMERS. A trend has developed in the marketplace among both institutional owners of commercial investment properties and corporate users of space toward consolidating the number of service providers they engage. As one of the largest providers of these services, with far-reaching geographic breadth, the Company has historically benefited significantly from this trend. The Company seeks to position itself to continue to benefit from this trend.

    IMPLEMENT AN E-COMMERCE STRATEGY/TAKE ADVANTAGE OF SCALE. The Company is actively working to apply technology to its existing operations for maximum advantage, and is implementing an e-commerce strategy to seize upon opportunities related to its core business. With approximately

7,300 employees, 170 offices, 97 corporate outsourcing customers, 660 investor/owner customers, relationships with 21,700 tenants and
510.8 million square feet of managed space, the Company is well positioned to take advantage of its scale. First, the Company's scale positions it to apply technology to its internal operations both to better serve its customers and to achieve cost economies. Second, the breadth and depth of the Company's operations and customer relationships provide opportunities to pursue various e-commerce strategies, including the procurement of goods and brokerage transaction processing with commercial real estate or facilities orientations.

CORPORATE SEGMENT

    The Company provides outsourcing services, including facilities management services, corporate advisory services and project management services, to corporate clients. Corporate segment revenues grew from $70.7 million in 1996 to $351.0 million in 2000 (43.2% of 2000 revenues). The goal of the Company's corporate services business is to align the facilities and support services of its clients with their operational and strategic business objectives. Occupancy-related costs frequently represent the largest corporate expense item after compensation and benefits. The Company believes that organizations are increasingly outsourcing their infrastructure management functions to reduce costs, improve profitability and refocus management and other resources on core competencies. The Company has developed expertise in providing real estate outsourcing services to clients in the financial services, healthcare, higher education, automotive, oil and gas and technology/communications industries. The growth, consolidation and regulatory changes taking place in these industries have increased the importance of outsourcing solutions to these corporations and have caused them to seek to improve productivity by rationalizing facilities organization and eliminating redundant assets. The Company believes that its expertise in servicing clients within these industries creates additional growth opportunities. In July 1999, the Company acquired the business of Phoenix Corporate Services LLC, a Cambridge, Massachusetts-based commercial real estate outsourcing services firm, and Leeds Construction Company, Inc., an affiliated company (the "Phoenix Acquisition"), to expand its outsourcing services, strengthen its presence in the higher education market and enhance the Company's position as the leading provider of real estate services in New England.

    The Company administers outsourcing services using a centralized administrative, marketing and leadership organization combined with client-based delivery systems. The Company offers the following outsourcing service delivery options: (i) dedicated Company employees located at a client site; (ii) a team of Company employees dedicated to a client but located at Company offices; and
(iii) a flexible, nationwide network of Company personnel providing the full menu of the Company's real estate services from the Company's local offices. Most of the Company's outsourcing engagements provide for on-site presence of Company employees, which the Company believes enhances client communication, provides focused personal service, protects the proprietary information of the client and enables the Company to monitor client satisfaction on an ongoing basis.

    The five largest customers for the Company's outsourcing services business, measured in 2000 revenues from such customers, collectively represented 9.5% of the Company's total revenues in 2000. The Company believes that significant growth opportunity exists within its existing customer base, as only 34 out of 97 customers purchase three or more types of services from the Company.

    The Company seeks to enter into multi-year outsourcing contracts with its clients. Most contracts are structured so the Company receives a monthly base fee and annual incentives if certain agreed-upon performance targets are satisfied. Most contracts also provide for the reimbursement of client-dedicated personnel costs and associated overhead expenses. In many cases, these revenue sources are augmented by variable revenues from transaction services and project management services.

    In addition to the services described below, the Company also offers strategic services, such as consulting, development, properties portfolio management, real estate asset management, management of accounting and information systems, and organizational and process strategies.

    FACILITIES MANAGEMENT SERVICES

    Facilities management services includes the day-to-day maintenance and repair of facilities, office services (such as security, reprographics, mail, cafeteria, shipping and receiving, and reception services) and call center services (including work-order, dispatch, vendor management and emergency response), which are provided 24 hours a day through the Company's centralized call center. As of December 31, 2000, the Company utilized approximately
2,500 employees to service 97 corporate outsourcing clients. For these clients, the Company managed approximately 26,000 properties encompassing approximately
198.0 million square feet. Revenues from facilities management services were $139.4 million in 2000 (17.2% of 2000 revenues), up from $35.1 million in 1996. A substantial portion of the growth in revenues is due to: (i) the addition of new customers; (ii) the expansion of services provided to existing customers; and (iii) the Phoenix Acquisition.

    CORPORATE ADVISORY SERVICES

    Corporate advisory services include tenant representation and other transaction services such as acquisitions, dispositions, lease administration and lease audits where, rather than providing services on a transaction-by-transaction basis according to the industry's traditional model, the Company seeks to manage a client's entire firm-wide property acquisition and divestiture program. As of December 31, 2000, 239 full-time equivalent (FTE) brokers performed tenant representation services for corporate clients (including retail clients), and they facilitated approximately 3,200 client transactions in 2000. Revenues from corporate advisory services were $142.9 million in 2000 (17.6% of 2000 revenues), up from $30.5 million in 1996. A substantial portion of the growth in revenues is due to an increase in the number of brokers, coupled with a focus on larger transactions and expansion of services provided to existing customers. In late 2000 and early 2001, the Company observed substantial evidence of uncertainty in the economic outlook and deterioration of the economy as a whole. The Company believes that, due to this uncertainty and deterioration, transaction volume and rental rates may be adversely impacted, which in turn may have a negative impact on the timing and amount of tenant representation and other corporate advisory revenues earned by the Company.

    PROJECT MANAGEMENT SERVICES

    Project management services include facility planning and project management (such as construction, space planning, site consolidations, facilities design, workspace moves, adds and changes, and management of furniture, signage and cabling requirements). Revenues from project management services were $63.4 million in 2000 (8.4% of 2000 revenues), up from $4.3 million in 1996. A substantial portion of the growth in revenues is due to (i) the addition of new customers, (ii) the expansion of services provided to existing customers and
(iii) the Phoenix Acquisition. In late 2000 and early 2001, the Company observed substantial evidence of uncertainty in the economic outlook and deterioration of the economy as a whole. The Company believes that this uncertainty and deterioration may have a negative impact on corporate customers' project spending, and hence on the timing and amount of project management revenues earned by the Company.

INSTITUTIONAL SEGMENT

    Through its Institutional segment, the Company provides property management, brokerage, and development and construction services to investors in commercial properties.

    PROPERTY MANAGEMENT SERVICES

    As of December 31, 2000, the Company managed approximately 312.7 million square feet of commercial property (excluding facilities occupied by corporate customers) and served approximately 660 clients and 21,700 tenants nationwide through its locally based property management teams. The Company managed
210.1 million, 204.4 million, 273.0 million and 282.3 million square feet of commercial property at the end of 1996, 1997, 1998 and 1999, respectively. 2000 revenues from property management services were $164.5 million (20.3% of 2000 revenues), up from $95.3 million in 1996. A substantial portion of the growth in revenues is due to acquisitions. In 1998, the Company acquired: (i) The Norman Company, a real estate services firm with operations concentrated in Seattle's central business district office and retail markets; (ii) Tooley &
Company, Inc. ("Tooley"), a California real estate services company primarily engaged in office management and leasing; and (iii) a portion of the businesses of Faison & Associates ("Faison") and Faison Enterprises, Inc. ("Faison Enterprises") that develop, lease and manage office and retail properties located primarily in the Midatlantic and Southeast regions of the United States (the "Faison Acquisition"). As a result of these acquisitions, the Company added approximately 41.5 million square feet to its property management portfolio in 1998.

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

    The Company expects that most of its new property management engagements will result from (i) contract wins resulting from customers' consolidation of service providers; (ii) property transfers; (iii) projects that the Company develops for institutional investors; and (iv) property management assignments added through strategic acquisitions. To the extent that institutional investors continue to make direct investments in real estate, the Company believes that it will be in an advantageous position to win new property management engagements due to its existing relationships with large institutional investors and its ability to provide single-source solutions for their multi-market and multi-functional requirements.

    The properties managed by the Company are typically served by locally-based teams of property managers and maintenance personnel supported by various corporate level service functions, including technology support and purchasing. Large client accounts are typically managed at the Company's national office to ensure consistency of quality and to promote greater cross-selling of the Company's services.

    The Company typically receives monthly management fees for the property management services it provides, based upon a specified percentage of the monthly gross income generated from the property under management. In certain cases, the Company's property management agreements entitle it to receive the greater of a minimum agreed-upon base fee or a fee based upon monthly gross income as described above. The amount of the management fee varies depending upon local market conditions, the leasing engagement, arrangements for expense reimbursements and specific services required. Incentive fees are sometimes negotiated in turnaround or other unusual circumstances. The Company also may be reimbursed for a portion of its administrative and payroll costs directly attributable to the properties under management.

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

BROKERAGE SERVICES

    Brokerage services are primarily comprised of project leasing (leasing space in real estate owned by investor clients) and investment sales (representing clients buying or selling land or income producing real estate). While some of the Company's brokers may specialize in specific types of transaction services (including tenant representation activities, which are included in Corporate Advisory Services within the Corporate segment), in many cases a broker may facilitate some combination of project leasing, investment sales and tenant representations transactions.

    In 2000, the Company facilitated approximately 7,200 investment sales and project leasing transactions. As of December 31, 2000, the Company employed approximately 335 FTE project leasing and investment sales brokers. Revenues from institutional brokerage services have increased from $55.4 million in 1996 to $153.4 million in 2000 (18.9% of 2000 revenues). A substantial portion of this growth in revenues is due to the increase in the number of brokers coupled with an increasing focus on larger transactions. The Company employed approximately 238, 350, 500, 579 and 574 total brokers (including tenant representation brokers facilitating transactions for corporate clients) at the end of 1996, 1997, 1998, 1999 and 2000, respectively.

    The Company typically receives fees for brokerage services based on a percentage of the value of the lease or sale transaction. Some transactions may stipulate a fixed fee or include an incentive bonus component based on the performance of the brokerage professional or client satisfaction. Although transaction volume, rental rates and sales prices are influenced by economic conditions, brokerage fee structures have remained relatively constant through both economic upswings and downturns.

    Project leasing revenues are derived from the steady turnover of tenants in the Company's property management and leasing portfolio of approximately
400 million square feet at December 31, 2000. As space "rolls" each year, the Company has the opportunity to earn a commission paid by the owner of the property for renewing the existing tenant's lease or releasing the space to a new tenant. Investment sales generally increase in economic upswings as available capital drives the trading of income producing properties and corporate demand for additional space drives the purchase of land for new development. In late 2000 and early 2001, the Company observed substantial evidence of uncertainty in the economic outlook and deterioration of the economy as a whole. The Company believes that, due to this uncertainty and deterioration, transaction volume, rental rates and sales prices may be adversely impacted, which in turn may have a negative impact on the timing and amount of project leasing and investment sales revenues earned by the Company.

    The Company regards its brokerage force as an integral part of its delivery system for the broad services the Company provides to its client base. The Company's large network of experienced brokers is a valuable asset when seeking new management and development and project management services business. The presence of its brokers in on-site project leasing offices can provide the Company with insights into its customers' non-brokerage real estate needs and early opportunities to capture the client's real estate services business. The sheer number of transactions in which its brokers are involved can also be a source of information from which the Company can seek to identify business opportunities in specific local or regional markets.

    The Company actively engages its brokerage force in the execution of its marketing strategy. Brokerage personnel often work in close concert with leaders of the Company's local offices. Through this arrangement, key personnel are kept abreast of national trends and of the full range of services provided to customers in other areas in the United States. The ongoing dialogue among these professionals serves to increase their level of expertise, and is supplemented by other more formal education such as that provided at "Trammell Crow University," which offers sales and motivational training as well as direct exposure to personnel from the Company's other lines of business. Moreover, the brokerage force is financially rewarded for cross-selling efforts that result in new engagements for the Company, such as a development project, the acquisition of a new outsourcing account, or assistance across geographic service lines, which enables the Company to acquire additional brokerage business. Brokerage personnel also earn commissions and are eligible to receive other forms of incentive compensation. These incentives are designed to underscore the Company's belief that the brokerage business is often a key point of entry for new clients, and is thus integral to firm wide efforts to cross-sell a full range of services.

    The Company believes that the quality brand identification of its name, its large customer base, the full range of services it offers clients, the overall breadth and scope of the Company's real estate activities and the Company's incentive-based compensation system create an environment conducive to attracting the most experienced and capable brokerage professionals.

DEVELOPMENT AND INVESTMENT ACTIVITIES

    Revenues from the Company's development and investment activities consist of development services revenue, income from investments in unconsolidated subsidiaries and gain on dispositions of real estate. Historically, the Company has focused its commercial real estate development business on investors in office, industrial and retail projects. The Company has the capability to implement active and sizeable development programs, primarily on behalf of its clients. With its new development and investment organization, the Company will maintain development efforts on behalf of its institutional customers and will increase its focus on development for corporate customers, particularly in the areas of higher education and healthcare. In 2000, revenues from development and investment activities were $141.2 million (17.4% of 2000 revenues) as compared to $29.3 million (11.5% of revenues) in 1996. From January 1, 1996 through December 31, 2000, the Company commenced development of approximately
75.9 million square feet of projects with aggregate project costs of approximately $5.8 billion.

    The Company provides its clients with services that are vital in all stages of the development and construction process, including: (i) evaluating project feasibility, budgeting, scheduling and cash flow analysis; (ii) site identification, due diligence and acquisition; (iii) procurement of approvals and permits, including zoning and other entitlements; (iv) coordination of project design and engineering; (v) construction bidding and management and tenant finish coordination; (vi) project close-out and user move coordination;
(vii) general contracting; and (viii) project finance advisory services.

    The Company typically receives a fee for its development services that is based on a negotiated percentage of a project's budgeted construction and development cost. Incentive bonuses may be received for completing a project under budget and within certain critical time deadlines. The Company has also been aggressive in negotiating other incentive compensation arrangements that allow the Company to participate in the investment returns on projects it develops for its clients. The Company may make a co-investment with its clients (typically no more than 5% of a project's full construction and development cost), receive its pro rata return on its investment in the project and also receive an incentive participation in the project because of the Company's role in sourcing the development project and/or executing a variety of services in the development process. The Company's investments or co-investments in real estate projects typically result in an upside economic interest substantially greater than the co-investment percentage. To facilitate this activity and to further mitigate risk, the Company established three discretionary development and investment funds which, as of December 31, 2000, had received funding commitments of $64.0 million, of which $58.1 million had been invested in projects with an aggregate construction cost of approximately $461.6 million.

    The market for development and construction services is cyclical and is driven by various economic conditions. The demand for commercial real estate properties in the suburban office, downtown office and industrial markets has increased over the last several years, driven primarily by the strong domestic economy and the resulting job growth. In late 2000 and early 2001, the Company observed substantial evidence of uncertainty in the economic outlook and deterioration of the economy as a whole. The Company believes that, due to this uncertainty and deterioration, transaction volume, rental rates and sales prices may be adversely impacted and the availability of development capital may be further restricted. These factors may have a negative impact on the timing and amount of development and investment revenues (including incentive development fees) and profits earned by the Company.

    The Company's development activities generate business opportunities for the Company's other service lines, which can support the Company's earnings when development and construction revenues decrease as a result of market conditions. Because the Company provides development and construction management services to third parties, including corporate customers with needs for build-to-suit projects and institutional investors, the Company believes that the adverse effect on its revenues when speculative development activities are curtailed in a market down cycle should be mitigated. When development activity enters a down cycle, the Company will seek to redeploy professionals from its development and construction services business to pursue opportunistic property acquisitions with its established capital partners.

COMPETITION

    The Company competes in several market segments within the commercial real estate industry, each of which is highly competitive on a national and a local level. The Company faces competition from other real estate services providers, consulting firms and in-house corporate real estate and infrastructure management departments. Some of the Company's principal competitors in certain of these segments have capabilities and financial resources equal to or greater than those of the Company and a more substantial global presence. Many of the Company's competitors are local or regional firms, which are smaller than the Company on an overall basis, but may be substantially larger than the Company on a local or regional basis. While the Company does not believe that any of its competitors are dominant in the business lines in which the Company operates, the providers of real estate services that compete with the Company on a national level include Jones Lang LaSalle Incorporated, CB Richard Ellis, Cushman & Wakefield, Inc., Grubb & Ellis and Insignia Financial Group. The Company has faced increased competition in recent years, which has, in some cases, resulted in lower service fees, or compensation arrangements more closely aligned with the Company's performance in rendering services to its clients. In recent years, there has been a significant increase in real estate ownership by REITs that self-manage their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third party service providers, decrease the demand for the Company's services and thereby significantly increase its competition. In general, the Company expects the industry to become increasingly competitive in the future. There can be no assurance that such competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

    As of March 15, 2001, the Company had approximately 7,300 employees. Employees of the Company at certain properties located in San Francisco, California; Las Vegas, Nevada and Reno, Nevada are currently represented by a labor union. The unions represented at the respective locations are:
International Union of Operating Engineers, Stationary Engineers, Local No. 39 (San Francisco, California); Southern California and Nevada Regional Council of Carpenters (Las Vegas, Nevada); Carpenters Local Union #971; Nevada Chapter Associated General Contractors of America, Inc. and Laborers' International Union of North America-AFL-CIO Local No. 169 (Reno, Nevada) and International Union of Operating Engineers Local Union #94-94A-94B AFL-CIO (New York, New
York).

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

ENVIRONMENTAL LIABILITY

    Various international, federal, state and local laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In the Company's role as a property manager, it could be held liable as an operator for such costs. Such liability may be imposed without regard to the legality of the original actions and without regard to whether the Company knew of, or was responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with other parties. If the liability is joint and several, the Company could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable. Further, any failure by the Company to disclose environmental issues could subject the Company to liability to a buyer or lessee of the property. In addition, some environmental laws create a lien on the contaminated site in favor of the applicable governmental entity for damages and costs it incurs in connection with the contamination. The operator of a site also may be liable under common law to third parties for damages and injuries resulting from hazardous substances or environmental contamination at a site, including liabilities relating to the presence of asbestos-containing materials. There can be no assurance that any of such liabilities to which the Company or any of its affiliates may become subject will not have a material adverse effect on the Company's business and results of operations.

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

GOVERNMENT REGULATION

    The Company and its brokers, salespersons and, in some instances, property managers are regulated by the states in which they do business. These regulations include licensing procedures, prescribed fiduciary responsibilities and anti-fraud prohibitions. The Company's activities are also subject to various local, state, national and international jurisdictions, fair advertising, trade, housing and real estate settlement laws and regulations and are affected by laws and regulations relating to real estate and real estate finance and development. In particular, a number of jurisdictions have imposed environmental controls, permitting requirements and zoning restrictions on the development of real estate.

    The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime; working conditions and work permit requirements. The Company believes that it has the necessary permits and approvals to operate each of its properties and their respective businesses.

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

    DEALINGS WITH AND RELIANCE ON AFFILIATES; POTENTIAL CONFLICTS OF
INTEREST. Crow Holdings and its affiliates are collectively the Company's largest customer, accounting for approximately 3.6% of 2000 revenues. There can be no assurance that Crow Holdings or its affiliates will continue to transact business with the Company.

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

    In addition, entities affiliated with Mr. Henry Faison, a stockholder and director of the Company, are collectively the Company's second largest customer, accounting for approximately 3.2% of 2000 revenues. There can be no assurance that these entities will continue to transact business with the Company.

    TRADE NAME LICENSE. The Company has entered into a license agreement ("the License Agreement") with an affiliate of Crow Holdings that allows it to use the name "Trammell Crow" perpetually throughout the world in any business except the residential real estate business. This license can be revoked if the Company fails to maintain certain quality standards or infringes upon certain of such affiliate's intellectual property rights.

    If the Company loses the right to use the Trammell Crow name, the Company's business could suffer significantly. The License Agreement permits certain existing uses of this name by affiliates of Crow Holdings. The use of the Trammell Crow name or other similar names by third parties may create confusion or reduce the value associated with the Trammell Crow name.

    CONTROL BY EXISTING STOCKHOLDERS. As of March 15, 2001, the Company's directors and officers owned at least 28% of the common stock outstanding. The stock ownership of these individuals, were they to act as a group, would likely enable them to control the Company's affairs and policies and to approve or disapprove most matters submitted to a vote of its stockholders, including the election of directors. This concentration of ownership could delay or prevent a change in control.

    REORGANIZATION. In February 2001, the Company announced an internal reorganization that it intends to implement throughout the remainder of 2001. In order to achieve the intended benefits of the reorganization, the Company must effectively manage the challenges attendant to implementing such a process, including:

    - diversion of attention from the Company's core businesses;

    - employee relations issues, including compensation and retention issues, that arise as the Company changes the scope of responsibilities for numerous senior employees; and

    - identifying and eliminating inefficiencies and redundancies in order to achieve cost savings.

    If the Company is not able to manage these and other risks related to the reorganization, its business could suffer significantly.

    ECONOMIC UNCERTAINTY/DETERIORATION OF THE ECONOMY. In late 2000 and early 2001, the Company observed substantial evidence of uncertainty in the economic outlook and deterioration of the economy as a whole. The Company believes that, due to this uncertainty and deterioration:

    - transaction volume, rental rates and sales prices may be adversely impacted;

    - corporate customers' project spending may be negatively impacted; and

    - the availability of development capital may be further restricted.

    These factors may have a negative impact on the timing and amount of the Company's revenues and profits generated from several of its services, including project leasing, investment sales, tenant representation, project management and development and investment activities.

    RAPID GROWTH. The Company has grown significantly in recent years and intends to continue to pursue an aggressive growth strategy in the future. This historical growth and any significant future growth will continue to place demands on the Company's resources. The Company's future success and profitability will depend, in part, on its ability to enhance its management and operating systems, manage and adapt to rapid changes in technology, obtain financing for capital expenditures or strategic acquisitions and retain employees and customers through periods of internal change. The Company may not be able to successfully manage any significant expansion or obtain adequate financing for such expansion on favorable terms, if at all.

    ACQUISITIONS. A portion of the Company's growth since 1997 has been achieved through strategic acquisitions, and the Company intends to pursue other acquisitions. In the future, the Company may not be able to acquire businesses on favorable terms, and may have to use a substantial portion of its capital resources for any such acquisitions. Challenges and issues commonly encountered in strategic acquisitions include:

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

    In addition, the acquired businesses' customers could cease to do business with the Company. Potential conflicts between the Company's customers and those of an acquired business could threaten its business relationships. Furthermore, if the performance of the acquired business is less than expected, which could be impacted by the resignation of key employees, goodwill recorded in connection with the acquisition could be written off, having a negative impact on the Company's earnings. If the Company is not able to manage these risks, its business could suffer significantly.

    INTERNATIONAL OPERATIONS. The Company, directly and indirectly through Trammell Crow Savills or other related parties, operates in several markets outside the United States and is subject to the risks common for international operations and investments in foreign countries. These risks include:

    - difficulties in staffing and managing geographically and culturally diverse, multinational operations;

    - lack of familiarity with local business customs and operating environments;

    - changes in foreign tax laws;

    - changes in currency exchange rates;

    - limitations on repatriation of earnings;

    - restrictive actions by local governments;

    - nationalization and expropriation; and

    - war and civil disturbances.

    REAL ESTATE INVESTMENT AND CO-INVESTMENT ACTIVITIES. Selective investment in real estate projects is an important part of the Company's strategy. These activities involve the inherent risk of loss of the Company's investment. As of December 31, 2000, the Company was involved as a principal in 100 "in process" real estate development projects with an estimated aggregate cost of approximately $889.1 million. As of December 31, 2000, the Company had invested approximately $26.3 million and had assumed approximately $35.1 million in recourse obligations with respect to those projects in which it was involved as a principal. In addition, as of December 31, 2000, the Company had guaranteed approximately $24.5 million of debt of others.

    Because the disposition of a single significant investment can impact the Company's financial performance in any period, its real estate investment activities could increase (and has historically increased) fluctuations in the Company's net earnings and cash flow. The Company has limited control over the timing of the disposition of these investments and the recognition of any related gain or loss.

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

    FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. In recent years, the Company's revenues have been lower in each of the first three quarters than in the fourth quarter because its clients tend to close transactions toward the end of their fiscal years (typically the calendar year). This causes the Company to earn a significant portion of its revenues under transaction-oriented service contracts in the fourth quarter. In addition, a growing portion of the Company's outsourcing contracts provide for bonus payments if it achieves certain performance targets. These incentive payments are generally earned in the fourth quarter. Furthermore, revenues can be influenced by the timing of significant individual transactions. The Company plans its capital and operating expenditures based on its expectations of future revenues. If revenues are below expectations in any given quarter, the Company may be unable to adjust expenditures to compensate for any unexpected revenue shortfall. The Company's business could suffer as a consequence.

    COMPETITION. The Company competes in several market segments within the commercial real estate industry, each of which is highly competitive on an international, national and local level. The Company faces competition from other real estate services providers, consulting firms and in-house corporate real estate and outsourcing services departments. In recent years, there has been a significant increase in real estate ownership by REITs that self-manage their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third party service providers, decrease the demand for the Company's services and thereby significantly increase its competition.

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

    RELIANCE ON MAJOR CLIENTS AND CONTRACT RETENTION. A relatively small number of the Company's clients generate a significant portion of its revenues. The Company's ten largest clients accounted for approximately 21.4% of its total 2000 revenues. The loss of one or more of its major clients could have a material adverse effect on the Company's business.

    In 2000, revenue from property management and outsourcing contracts constituted approximately 20.3% and 29.7%, respectively, of the Company's total revenues. The Company's property management contracts can generally be cancelled upon 30 days notice by either party and its outsourcing services contracts are typically for initial terms of three to five years with options to renew. Accordingly, contracts representing a significant percentage of the Company's revenues are terminable on short notice or may be scheduled to expire in any one year. The Company has been successful in retaining and renewing a significant portion of its contracts, but may not be able to do so in the future. Moreover, increased competition may force the Company to renew such contracts on less favorable terms.

    ENVIRONMENTAL LIABILITY. Various laws and regulations impose liability on real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In the Company's role as a property manager, the Company could be held liable as an operator for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether the Company knew of, or was responsible for, the presence of the hazardous or toxic substances. If the Company fails to disclose environmental issues, the Company could also be liable to a buyer or lessee of the property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. If the Company incurs any such liability, its business could suffer significantly.

    ANTI-TAKEOVER CONSIDERATIONS. Some provisions of the Company's certificate of incorporation and certain provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for its common stock. These provisions include:

    - STAGGERED BOARD OF DIRECTORS. The Company's Board of Directors is divided into three classes serving terms currently expiring in 2001, 2002 and 2003. Because the Company's Board of Directors is divided into classes, members of its Board of Directors may only be removed from office prior to the expiration of their terms if such removal is for "cause." Therefore, the staggered terms of directors may limit the ability of holders of common stock to complete a change of control.

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

ITEM 2. PROPERTIES

    The Company's executive offices are located at 2001 Ross Avenue, 3400 Trammell Crow Center, Dallas, Texas 75201 and consist of approximately 46,898 square feet of leased office space. The Company's telephone number at such address is (214) 863-3000. The Company's lease at its executive offices will expire on December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party, if decided adversely to the Company, is likely to have a material adverse effect on the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock was listed on the New York Stock Exchange ("NYSE") on November 25, 1997 under the symbol "TCW." On June 3, 1998, the Common Stock began trading under the symbol "TCC." At March 15, 2001, 35,617,156 shares were held by approximately 496 stockholders of record. The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Transaction Tape on a quarterly basis for the last two fiscal years.

                                                              HIGH       LOW
                                                            --------   --------
1999
  First Quarter...........................................  $28.000    $14.250
  Second Quarter..........................................  $19.125    $15.750
  Third Quarter...........................................  $18.500    $12.250
  Fourth Quarter..........................................  $15.875    $10.500
2000
  First Quarter...........................................  $13.188    $10.563
  Second Quarter..........................................  $13.438    $10.500
  Third Quarter...........................................  $15.313    $10.313
  Fourth Quarter..........................................  $15.000    $11.188

    The Company does not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of the Company's indebtedness. Provisions in agreements governing the Company's long-term indebtedness limit the amount of dividends that the Company may pay to its stockholders. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

    In November 1999, the Company announced that its Board of Directors had approved a stock repurchase program. The repurchase program authorized the repurchase of up to $10.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through December 31, 1999, the Company had purchased 780,900 shares at an average cost of $11.59 per share with funds generated from operations and existing cash. Through March 15, 2000, the Company had repurchased a total of 830,700 shares at an average cost of $11.57 per share. The Company has not repurchased any additional shares since March 15, 2000. The Company placed the repurchased shares in treasury and has reissued shares (and expects to reissue additional shares) in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's Long-Term Incentive Plan, as well as for other corporate purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 have been audited by Ernst & Young LLP, independent auditors, whose report thereon appears elsewhere herein.

    The selected financial data should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and the consolidated financial statements and notes thereto contained elsewhere in this report.

                                                                                 YEARS ENDED DECEMBER 31
                                                              --------------------------------------------------------------
                                                                 1996         1997         1998         1999         2000
                                                              ----------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  CORPORATE:
  Facilities management.....................................  $   35,104   $   50,112   $   71,635   $   99,008   $  139,435
  Corporate advisory services...............................      30,482       35,681       69,878      104,058      142,850
  Project management services...............................       4,335        7,633       16,093       32,731       63,363
  Income (loss) from investments in unconsolidated
    subsidiaries............................................         (27)          --           --           --          (52)
  Gain on disposition of real estate........................         691        1,237        2,247        3,072        5,125
  Other.....................................................         117          204          260          286          233
                                                              ----------   ----------   ----------   ----------   ----------
                                                                  70,702       94,867      160,113      239,155      350,954
INSTITUTIONAL:
  Property management.......................................      95,293       91,936      127,952      155,425      164,521
  Brokerage services........................................      55,403       71,664      107,895      144,804      153,449
  Development and investment services.......................      22,732       40,054       70,279       92,385       97,444
  Income from investments in unconsolidated subsidiaries....         621          512       18,438       23,338        7,117
  Gain on disposition of real estate........................       5,939        9,004       29,411       30,338       36,679
  Other.....................................................       4,765        5,602        3,435        1,998        1,505
                                                              ----------   ----------   ----------   ----------   ----------
                                                                 184,753      218,772      357,410      448,288      460,715
                                                              ----------   ----------   ----------   ----------   ----------
  Total revenues............................................     255,455      313,639      517,523      687,443      811,669

  Salaries, wages and benefits..............................     137,794      161,425      269,780      356,849      434,379
  Non-recurring compensation costs..........................          --       33,085           --           --           --
  Commissions...............................................      27,119       39,121       67,508       97,838      119,702
  General and administrative................................      41,421       55,884       78,344       97,530      112,184
  Profit sharing............................................      20,094       23,514           --           --           --
  Depreciation and amortization.............................       3,196        4,228       10,409       17,543       24,122
  Interest..................................................       1,726        5,515       10,277        9,507       16,947
  Royalty and consulting fees...............................       3,959        6,212           --           --           --
  Minority interest.........................................         206        2,042        5,080       18,579        4,853
  Writedowns due to impairment of goodwill and
    investments.............................................          --           --           --           --       40,347
                                                              ----------   ----------   ----------   ----------   ----------
  Cost and expenses.........................................     235,515      331,026      441,398      597,846      752,534
                                                              ----------   ----------   ----------   ----------   ----------
  Income (loss) before income taxes.........................      19,940      (17,387)      76,125       89,597       59,135
  Income tax provision (benefit)............................       7,826       (3,367)      29,674       35,154       23,681
                                                              ----------   ----------   ----------   ----------   ----------
  Net income (loss).........................................  $   12,114   $  (14,020)  $   46,451   $   54,443   $   35,454
                                                              ==========   ==========   ==========   ==========   ==========
STATEMENT OF OPERATIONS DATA:

  Earnings (loss) per share (1):
    Basic...................................................               $     (.42)  $     1.36   $     1.56   $     1.02
    Diluted.................................................               $     (.42)  $     1.28   $     1.50   $     0.98
  Weighted Average Common Shares Outstanding (1):
  Basic.....................................................               33,583,467   34,059,155   34,991,707   34,851,738
  Diluted...................................................               33,583,467   36,216,352   36,411,063   36,147,744
OTHER DATA:
  EBITDA, as adjusted (2)...................................  $   48,915   $   59,522   $   96,811   $  116,647   $  140,551
  Net cash provided by (used in) operating activities.......      25,148       (4,978)       7,677       (1,675)      41,001
  Net cash used in investing activities.....................      (5,019)     (26,619)     (94,289)     (20,144)     (46,096)
  Net cash provided by (used in) financing activities.......      (1,779)      69,839       77,811      (18,599)      13,204

                                                                                  DECEMBER 31
                                                              ----------------------------------------------------
                                                                1996       1997       1998       1999       2000
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.................................  $ 58,505   $ 96,747   $ 87,946   $ 47,528   $ 55,637
  Total assets..............................................   194,314    326,236    468,515    638,010    726,434
  Long-term debt and capital lease obligations..............    12,361      2,430     85,995     64,084     88,242
  Notes payable on real estate held for sale................    67,810     76,623     56,344    134,827    148,098
  Total liabilities.........................................   160,018    169,305    262,536    352,205    394,474
  Minority interest.........................................     3,294     19,859     13,967     34,153     41,001
  Stockholders' equity......................................    31,002    137,072    192,012    251,652    290,959

------------------------------

(1) Earnings (loss) per share and weighted average common shares outstanding for 1996 are not relevant due to the change in capital structure effected in connection with a reincorporation transaction in the fourth quarter of 1997. The weighted average shares outstanding used to calculate basic and diluted earnings per share for 1997 include the shares issued in the initial public offering and in a reincorporation transaction as if they were outstanding for the entire period.

(2) EBITDA, as adjusted, represents earnings before interest, income taxes, depreciation and amortization, royalty and consulting fees, profit sharing, the 1997 non-cash, non-recurring charge to income related to the stock options granted under the Company's 1997 Stock Option Plan assumed by the Company in connection with the reincorporation transaction (the "Assumed Option Plan"), the 1997 non-recurring charge to income resulting from the settlement of claims by certain former employees arising out of a terminated stock appreciation rights plan, and the 2000 writedowns due to impairment of goodwill and the value of certain of the Company's e-commerce investments. Management believes that EBITDA, as adjusted, can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative to: (i) net earnings (determined in accordance with accounting principles generally accepted in the United States ("GAAP"));
    (ii) operating cash flow (determined in accordance with GAAP); or
    (iii) liquidity. The Company's calculation of EBITDA, as adjusted, may differ from similarly titled items reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in Item 14(a)(1) and (2) of this Annual Report on Form 10-K. As discussed in Item 1. Business, "INTERNAL REORGANIZATION," the Company's reportable segments will change in 2001 as a result of the internal reorganization. However, the following discussion focuses on the Company's historical segments as reported for the year ended December 31, 2000.

OVERVIEW

    The Company's revenue streams consist primarily of recurring payments made pursuant to service contracts and variable transaction-oriented payments. The Company typically receives base monthly fees from clients for services provided under its facilities management and property management contracts, and the majority of such fees are recurring in nature. The fees received by the Company for the provision of transaction services (brokerage and corporate advisory services) are typically paid in connection with the consummation of a transaction such as the purchase or sale of commercial property or the execution of a lease. The Company typically earns fees from its development and construction business that are based upon a negotiated percentage of a project's cost. The Company may receive incentive development fees for completing a development project under budget and within certain critical time deadlines, and for achieving specified leasing targets. The Company also earns fees from construction project management that are typically determined by the size and cost of the project. The arrangement may be part of a management service contract or on an individual project basis. Revenues from the Company's investment activities primarily consist of gain on disposition of real estate and income from unconsolidated subsidiaries that hold real estate assets. The Company has limited control over the timing of the disposition of these investments and the recognition of any related gain or loss. Because the disposition of a single significant investment can impact the Company's financial performance in any period, these investment activities create fluctuations in the Company's revenues. Because the Company's investment strategy typically entails making relatively modest investments alongside its corporate and institutional clients, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. In late and early 2001, the Company observed substantial evidence of uncertainty in the economic outlook and deterioration of the economy as a whole. The Company believes that, due to this uncertainty and deterioration, transaction volume, rental rates, sales prices and project spending may be adversely impacted and the availability of development capital may be further restricted. These effects may in turn have a negative impact on the timing and amount of revenues and profits generated from several of the Company's services, including project leasing, investment sales, tenant representation, project management and development and investment activities.

    The Company's expenses consist of salaries, wages and benefits, commissions, general and administrative expenses, depreciation and amortization expense, interest and minority interest. Salaries, wages and benefits and commissions constitute a majority of the Company's total costs and expenses.

    Over the last three years, an average of 41.0% of the Company's income before income taxes (adjusted in 2000 to add back non-cash charges related to the writedown due to impairment of goodwill and related intangibles recorded in connection with the August 1997 acquisition of the assets of Doppelt & Company (the "Doppelt Acquisition") and the writedown due to impairment in the value of e-commerce investments) has been generated in the fourth quarter, due primarily to a calendar year-end focus by the commercial real estate industry on the completion of transactions. In addition, certain of the Company's property management and outsourcing contracts provide for bonus payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. In contrast, the Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. See "--QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY."

    The Company intends to continue to pursue its growth strategy by seeking new clients, expanding existing client relationships, expanding the breadth of its service offerings, making selective co-investments with its clients and pursuing selective strategic acquisitions. The Company has primarily used proceeds from its 1997 initial public offering, borrowings under its $150 million revolving line of credit and internally generated funds to finance its growth. See "--LIQUIDITY AND CAPITAL RESOURCES."

GOODWILL AND OTHER INTANGIBLES

    Goodwill and other intangibles represent 17.4% and 43.4% of the Company's total assets and total stockholders' equity, respectively, at December 31, 2000. The goodwill reflects the excess of the purchase price over the fair value of the net assets of real estate service companies acquired by the Company, primarily in 1997, 1998 and 1999. See ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, NOTE 13. The other intangibles represent property management contracts and employment/non-compete agreements for certain employees entered into in connection with these acquisitions and in connection with other employment/non-compete arrangements.

    Because the Company's acquisitions have been of real estate service companies, no significant tangible assets have been acquired. Management has considered several factors to determine the expected benefit period for the goodwill recorded in connection with such acquisitions: (i) the longevity of the Company's business; (ii) the length of time the acquired companies had been in operation; (iii) the cash flows expected to be directly generated from the acquired companies; and (iv) the additional cash flows expected to be generated by the Company's existing businesses as a result of the enhanced service offerings and expertise in different business or geographic areas obtained through these acquisitions. The Company has considered the average life of its property management contracts to determine the period over which to amortize the intangibles related to acquired property management contracts. The Company amortizes intangibles resulting from employment/non-compete agreements over the terms in which each contract is in effect.

    While all of the acquired companies have been integrated into the Company's operations to some degree, a few of the acquired companies still maintain separate financial information. Where financial information of the acquired company can be segregated, management has compared the results of operations of the acquired company to the expected results at the time of acquisition to assess the recoverability of goodwill and the related intangibles. Where the acquired companies have been fully integrated into existing operations, management has evaluated the growth in operations, and expected future growth in operations, of the Company as a whole (or the lowest operating unit of the Company into which the acquired company has been integrated), as well as the impact of the acquisition on the Company's ability to win new business.

    In December 2000, the Company recorded a $25.3 million writedown due to impairment of goodwill and related intangibles recorded in connection with the Doppelt Acquisition, representing the remaining unamortized balance of goodwill and intangibles recorded in connection with the acquisition. The impairment was triggered by: (i) the loss in the fourth quarter of 2000 of key management and revenue producing personnel hired from the acquired company; (ii) the loss of key national customers related to the acquired company and resignation from unprofitable accounts; and (iii) the identification in the fourth quarter of 2000 of increasing losses, as well as a net loss for the fourth quarter of 2000, for the acquired business instead of a net profit for the fourth quarter of 2000 as was expected at the end of the third quarter of 2000. In evaluating the extent of the impairment related to the Doppelt Acquisition, the Company considered the following factors: (i) a reduction of revenue from the largest individual customer of the acquired company and an announcement by the customer that they will be further reducing the services required by the Company,
(ii) the 2001 business plan related to the
acquired company did not include any additional revenues from the acquired company clients and (iii) the Company's determination that there is no positive cash flow or earnings associated with the acquired company and the Company's reluctance to commit additional resources to the acquired business. Revenues and net income (loss) before tax and writedowns, respectively, related to the acquired business were $7.2 million and $(5.8) million in 2000, $10.9 million and $0.2 million in 1999, and $9.8 million and $0.2 million in 1998.

IMPAIRMENT OF E-COMMERCE INVESTMENTS

    In 1999 and 2000, the Company made various investments in e-commerce related companies. In December 2000, the Company recorded a $15.0 million writedown to reflect impairment in the value of certain of these e-commerce investments. The impairment was triggered by: (i) the current status of the e-commerce segment (many technology companies have ceased operations, the availability of capital for e-commerce and internet companies has been dramatically reduced, and the Dow Jones Internet Index is down approximately 67% from mid-year 2000) and (ii) the financial status of the companies in which the Company has invested. In evaluating the extent of the impairment related to its e-commerce investments, the Company considered the following factors: (i) 2000 financial results of the investees versus their original business plans, (ii) the value of the investee companies based on current solicitations for additional financing, (iii) the investees' revised business plans and (iv) the investees' need for and limited availability of future funding. Based upon the above factors, the Company determined that, in the aggregate, there was a $15.0 million impairment in the value of its e-commerce investments.

RESULTS OF OPERATIONS

    The following table sets forth items from the Company's Consolidated Statements of Income for each of the three years in the period ended December 31, 2000, as a percent of total revenue for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
REVENUES:
Corporate:
Facilities management.......................................    13.8%      14.4%      17.2%
Corporate advisory services.................................    13.5%      15.1%      17.6%
Project management activities...............................     3.5%       5.3%       8.4%
Other.......................................................     0.1%       0.0%       0.0%
                                                               -----      -----      -----
                                                                30.9%      34.8%      43.2%
Institutional:
Property management.........................................    24.7%      22.6%      20.3%
Brokerage services..........................................    20.9%      21.1%      18.9%
Development and investment activities.......................    22.8%      21.2%      17.4%
Other.......................................................     0.7%       0.3%       0.2%
                                                               -----      -----      -----
                                                                69.1%      65.2%      56.8%
                                                               -----      -----      -----
Total revenues..............................................   100.0%     100.0%     100.0%

Salaries, wages and benefits................................    52.1%      51.9%      53.5%
Commissions.................................................    13.0%      14.2%      14.7%
General and administrative..................................    15.1%      14.2%      13.8%
Depreciation and amortization...............................     2.0%       2.5%       3.0%
Interest....................................................     2.0%       1.4%       2.1%
Minority interest...........................................     1.0%       2.7%       0.6%
Writedowns due to impairment of goodwill and investments....     0.0%       0.0%       5.0%
                                                               -----      -----      -----
Total operating costs and expenses..........................    85.2%      86.9%      92.7%
                                                               -----      -----      -----
Income before income taxes..................................    14.8%      13.1%       7.3%
Income tax expense..........................................     5.7%       5.1%       2.9%
                                                               -----      -----      -----
Net income..................................................     9.1%       8.0%       4.4%
                                                               =====      =====      =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    REVENUES. The Company's total revenues increased $124.3 million, or 18.1%, to $811.7 million in 2000 from $687.4 million in 1999.

CORPORATE REVENUES

    Facilities management revenue, which represented 17.2% of the Company's total revenue in 2000, increased $40.4 million, or 40.8%, to $139.4 million in 2000 from $99.0 million in 1999. The revenue growth primarily resulted from:
(i) the Phoenix Acquisition in July 1999; (ii) the operations of Trammell Crow Savills; (iii) the addition of several new customers; and (iv) the expansion of services provided to existing customers. The Company added approximately 12
(net) new customers during 2000.

    Corporate advisory services revenue, which represented 17.6% of the Company's total revenue in 2000, increased $38.8 million, or 37.3%, to $142.9 million in 2000 from $104.1 million in 1999. The revenue growth resulted from an increase in the number of brokerage transactions, fueled by an increase in the average number of brokers employed in 2000 as compared to those employed in 1999, coupled with an increased focus on larger transactions.

    Revenues from project management activities (consisting of project management service fees, income from investments in unconsolidated subsidiaries and gain on disposition of real estate) totaled $68.4 million in 2000 and represented 8.4% of the Company's total revenue in 2000. These revenues increased $32.6 million, or 91.1%, from $35.8 million in 1999. The revenue growth was due to the Phoenix Acquisition in July 1999, the addition of several new projects on which the Company received development and construction management fees and the expansion of services provided to existing customers.

INSTITUTIONAL REVENUES

    Property management revenue, which represented 20.3% of the Company's total revenue in 2000, increased $9.1 million, or 5.9%, to $164.5 million in 2000 from $155.4 million in 1999. The increase was primarily due to increases from the prior year in the total square feet under management and in the percentage of managed space represented by office product, which generates higher property management revenues per square foot than other product types.

    Brokerage services revenue, which represented 18.9% of the Company's total revenue in 2000, increased $8.6 million, or 5.9%, to $153.4 million in 2000 from $144.8 million in 1999. While some of the Company's brokers may specialize in specific types of brokerage transactions, in many cases, a broker may facilitate transactions for all three types of brokerage activities (project leasing, investment sales and tenant representation). The revenue growth resulted from an increase in the number of brokerage transactions, fueled by an increase in the average number of brokers employed in 2000 as compared to those employed in 1999, coupled with an increased focus on larger transactions.

    Revenues from development and investment activities (consisting of development services fees, income from investments in real estate-related unconsolidated subsidiaries and gain on disposition of real estate) totaled $140.0 million in 2000 (excluding $1.2 million representing the Company's share of the earnings of Savills) and represented 17.2% of the Company's total revenue in 2000. These revenues decreased $6.1 million, or 4.2%, from $146.1 million in 1999. The decrease in revenue is primarily attributable to a $17.4 million decrease in income from investments in real estate-related unconsolidated subsidiaries. Of the decrease in income from real estate-related unconsolidated subsidiaries, $17.8 million of 1999 revenue resulted from the consolidation of an entity which accounts for its investment in an underlying entity using the equity method (i.e., as an unconsolidated subsidiary). The real estate owned by the unconsolidated subsidiary was sold in the third quarter of 1999, which resulted in the gain on sale being reflected in the consolidated financial statements as income from unconsolidated subsidiaries. The minority interest related to the consolidated entity was $15.4 million, resulting in a $2.4 million net impact on the Company's net income. There were no comparably sized transactions in 2000. The decrease in income from investments in real estate-related unconsolidated subsidiaries was partially offset by a $5.0 million increase in development service fees. Such fees increased as a result of (i) an increase in rental revenues from real estate properties held for sale as the number of such properties that were operational increased in 2000 and (ii) a decrease in construction management revenues. Also, gain on disposition of real estate increased $6.4 million in 2000 from 1999.

    The Company provides development services to both corporate and institutional customers. The Company's corporate development activity continues to grow in the form of corporate build-to-suits and fee development services. Some of the Company's development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects. Since the latter part of 1999, the Company has become more cautious in developing speculative real estate. The caution reflects the Company's observation that demand for new product in many of the markets in which the Company operates is leveling off with the overall slowing in the economy.

    COSTS AND EXPENSES.  The Company's costs and expenses increased
$154.7 million, or 25.9%, to $752.5 million in 2000 from $597.8 million in 1999.
In December 2000, the Company recorded a $25.3 million writedown due to impairment of goodwill and related intangibles recorded in connection with the Doppelt Acquisition. Also, in December 2000, the Company recorded a
$15.0 million writedown to reflect impairment in the value of e-commerce investments made in late 1999 and earlier in 2000, consistent with the decrease in value of companies in this sector generally in the latter part of 2000. See "Goodwill and Other Intangibles" and "Impairment of E-Commerce Investments" above for further discussion. Excluding the effects of these writedowns, the Company's costs and expenses increased $114.4 million, or 19.1%, to $712.2 million in 2000 compared to 1999.

    The increase in costs and expenses (excluding writedowns) was largely due to a $77.6 million, or 21.7%, increase in salaries, wages and benefits to $434.4 million in 2000 from $356.8 million in 1999. The increase in salaries, wages and benefits resulted primarily from increases in staffing to support internal growth in the Company's business, including new assignments for the Company's corporate outsourcing business and rising pressure on labor costs, the Phoenix Acquisition in July 1999 and the formation of Trammell Crow Savills.

    Commissions increased $21.9 million, or 22.4%, to $119.7 million in 2000 from $97.8 million in 1999. The change is primarily a result of the increased brokerage activities that resulted in the significant growth in the Company's tenant representation and investment sales transactions, which command higher commission payouts to brokers than project leasing.

    General and administrative expenses increased $14.7 million, or 15.1%, to $112.2 million in 2000 from $97.5 million in 1999. The increase is due to a company-wide increase in administrative costs resulting from the overall increase in number of employees (approximately 6,500 at December 31, 1999 and approximately 7,300 at December 31, 2000), as well as an increase in legal and professional fees related to e-commerce activity. However, general and administrative expenses as a percentage of revenues have decreased slightly from 14.2% in 1999 to 13.8% in 2000.

    Depreciation, amortization and interest collectively increased
$14.0 million, or 51.7%, to $41.1 million in 2000 from $27.1 million in 1999. Depreciation and amortization increased $6.6 million and interest expense increased $7.4 million. The increase in depreciation and amortization is primarily related to depreciation expense on information systems-related assets accounted for as capital leases, amortization related to the Phoenix Acquisition and amortization of transition costs incurred in connection with certain outsourcing contracts. The increase in interest expense is attributable to an increase in the number of real estate properties held for sale that have become operational (under GAAP, once a property is operational, interest is expensed rather than capitalized as it is during the construction period) and increased interest expense related to the Company's revolving line of credit resulting from higher interest rates and higher average outstanding balances.

    Minority interest decreased $13.7 million, or 73.7%, to $4.9 million in 2000 from $18.6 million in 1999. The decrease is primarily due to minority interest of approximately $15.4 million in the third quarter of 1999 related to the transaction described above in the discussion of revenues from development and investment activities.

    INCOME BEFORE INCOME TAXES. The Company's income before income taxes decreased $30.5 million, or 34.0%, to $59.1 million in 2000 from $89.6 million in 1999, due to the fluctuations in revenue and expenses described above. Excluding the writedowns, income before income taxes increased $9.9 million, or 11.0%, to $99.5 million in 2000 compared to 1999.

    NET INCOME. Net income decreased $18.9 million, or 34.7%, to $35.5 million in 2000 from $54.4 million in 1999, due to the fluctuations in revenues and expenses described above. Excluding the writedowns, net income increased
$5.2 million, or 9.6%, to $59.6 million in 2000 compared to 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUES. The Company's total revenues increased $169.9 million, or 32.8%, to $687.4 million in 1999 from $517.5 million in 1998.

CORPORATE REVENUES

    Facilities management revenue, which represented 14.4% of the Company's total revenue in 1999, increased $27.4 million, or 38.3%, to $99.0 million in 1999 from $71.6 million in 1998. The revenue growth resulted primarily from
(i) the Phoenix Acquisition in July 1999, (ii) the expansion of services provided to existing customers, and (iii) the addition of several new customers. Contributing significantly to profitability of the corporate segment was a budgeted $2.4 million annual minimum fee guarantee received from a customer in 1999.

    Corporate advisory services revenue, which represented 15.1% of the Company's total revenue in 1999, increased $34.2 million, or 48.9%, to $104.1 million in 1999 from $69.9 million in 1998. The revenue growth resulted from an increase in the number of brokerage transactions, fueled by an increase of 26.4% in the average number of brokers employed in 1999 compared to 1998, coupled with an increased focus on larger transactions.

    Revenues from project management activities (consisting of project management service fees and gain on disposition of real estate) totaled
$35.8 million in 1999 and represented 5.2% of the Company's total revenue. These revenues increased $17.5 million, or 95.6%, to $35.8 million in 1999 from $18.3 million in 1998. The revenue growth resulted primarily from (i) the Phoenix Acquisition in July 1999, (ii) the expansion of services provided to existing customers, and (iii) the addition of several new customers.

INSTITUTIONAL REVENUES

    Property management revenue, which represented 22.6% of the Company's total revenue in 1999, increased $27.4 million, or 21.4%, to $155.4 million in 1999 from $128.0 million in 1998. This increase was primarily due to an overall increase in square feet under management in 1999, which was attributable to a focus on larger institutional customers, the acquisition of Tooley in March of 1998 and the Faison Acquisition in July 1998.

    Brokerage services revenue, which represented 21.1% of the Company's total revenue in 1999, increased $36.9 million, or 34.2%, to $144.8 million in 1999 from $107.9 million in 1998. The revenue growth resulted from an increase in the number of brokerage transactions, fueled by an increase of 26.4% in the average number of brokers employed in 1999 compared to 1998, coupled with an increased focus on larger transactions.

    Revenues from development and investment activities (consisting of development services fees, income from investments in unconsolidated subsidiaries and gain on disposition of real estate) totaled $146.1 million and represented 21.3% of the Company's total revenue in 1999. These revenues increased $28.0 million, or 23.7%, in 1999 from $118.1 million in 1998. The revenue growth was primarily due to a significant increase in development and construction management-related fees of $22.1 million, or 31.4%, to $92.4 million in 1999 from $70.3 million in 1998, and an increase in income from unconsolidated subsidiaries of $4.9 million, or 26.6%, to $23.3 million in 1999 from $18.4 million in 1998. Income from unconsolidated subsidiaries is primarily generated by sales of properties in the underlying entities in which the Company has an investment. As a result, income from unconsolidated subsidiaries fluctuates with the number of sales and profitability of each of these transactions. The income from unconsolidated subsidiaries in 1999 includes $17.8 million resulting from the consolidation of an entity, which accounts for its investment in an underlying entity using the equity method (i.e., as an unconsolidated subsidiary). The real estate owned by the unconsolidated subsidiary was sold in the third quarter of 1999, which resulted in the gain on sale being reflected in the consolidated financial statements as income from unconsolidated subsidiaries. The minority interest related to the consolidated entity was $15.4 million, resulting in a $2.4 million net impact on the Company's net income. The $17.8 million income from unconsolidated subsidiaries resulting from the consolidation of this entity in 1999 is partially offset by income from unconsolidated subsidiaries of $10.1 million in 1998 resulting from a sale of the underlying real estate from one atypically large and profitable transaction.

    COSTS AND EXPENSES. The Company's operating costs and expenses increased $156.4 million, or 35.4%, to $597.8 million in 1999 from $441.4 million in 1998.

    The increase in operating costs and expenses was largely due to a 32.3% increase in salaries, wages and benefits in 1999, resulting primarily from increases in staffing and, to a lesser extent, rising pressure on labor costs. The Company added approximately 1,400 employees in 1999, a 27.5% increase from 1998, due to the acquisitions of real estate service companies, new outsourcing wins and support for internal growth in the Company's business.

    Commissions increased 44.9%, to $97.8 million, in 1999 from $67.5 million in 1998, primarily a result of the increased brokerage activities giving rise to the significant growth in the Company's brokerage services revenues.

    General and administrative expenses increased $19.2 million, or 24.5%, to $97.5 million in 1999 from $78.3 million in 1998. The increase is primarily due to a company-wide increase in administrative costs resulting from the overall increase in number of employees and, to a lesser extent, an increase in management information systems costs. Additionally, general and administrative expenses increased in part due to expenses incurred in connection with the integration into the Company's business of the operations acquired in the Faison Acquisition and with several initiatives begun in the third and fourth quarters of 1998, which are intended to increase revenues and income in future periods. These initiatives include upgrading the Company's management information systems and making targeted investments to add capacity in the Company's development and investment, outsourcing, retail and brokerage businesses. Additionally, in the third quarter of 1999, the Company outsourced much of its management information systems support functions, resulting in a shift of costs from salaries, wages and benefits to general and administrative expenses. General and administrative expenses decreased slightly from 1998 to 1999 as a percentage of revenues, due to economies of scale recognized.

    Depreciation, amortization and interest collectively increased
$6.4 million, or 30.9%, in 1999 from $20.7 million in 1998. The increase in other expenses is primarily a result of amortization of goodwill related to acquisitions and increased depreciation as a result of increased fixed asset expenditures.

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

    NET INCOME. Net income increased $7.9 million to $54.4 million in 1999 from $46.5 million in 1998, due to the fluctuations in revenues and expenses described above.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

    The following table presents unaudited quarterly results of operations data for the Company for each of the eight quarters in 2000 and 1999. This quarterly information is unaudited but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period. Revenues and net income during the fourth fiscal quarter historically have been somewhat greater than in each of the first three fiscal quarters, primarily because the Company's clients have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

                                                                  QUARTER ENDED
                                               ---------------------------------------------------
                                               MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
                                               --------   -----------   ------------   -----------
                                                                 (IN THOUSANDS)
2000:
Revenues.....................................  $163,244   $186,090(1)     $202,757     $259,578
Income before income taxes...................     6,169     13,990          27,595       11,381(2)
Net income...................................     3,700      8,393          16,635        6,726(2)
1999:
Revenues.....................................  $134,789   $149,736        $195,682     $207,236
Income before income taxes...................    11,912     13,823          27,709       36,153
Net income...................................     7,103      8,264          16,699       22,377

------------------------

(1) Certain revenues for the period ended June 30, 2000 have been reclassified to conform to the presentation for the quarter and year ended December 31, 2000. As a result, revenues differ from the amounts reported in the Company's Quarterly Report on Form 10-Q for June 30, 2000. These reclassifications do not impact net income.

(2) Income before income taxes and net income for the fourth quarter of 2000 reflect the impact of non-recurring charges to income totaling
    $40.3 million related to the impairment of goodwill and the value of certain of the Company's e-commerce investments. Without the effects of these non-recurring charges, income before income taxes and net income would have been $51.7 million and $30.9 million, respectively, for the quarter ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources requirements include the funding of working capital needs, primarily accounts receivable from its clients; the funding of capital investments, including the acquisition of or investments in other real estate service companies; the repurchase of its shares if authorized by the Board of Directors; expenditures for real estate held for sale and payments on notes payable associated with its development and investment activities; and expenditures related to upgrading the Company's management information systems. The Company finances its operations with internally generated funds and borrowings under the Credit Facility (described below). The portion of the Company's development and investment business that includes the acquisition and development of real estate is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

    Net cash provided by operating activities totaled $41.0 million for the year ended December 31, 2000, compared to net cash used by operating activities of $1.7 million in 1999. This change is primarily due to an increase in cash provided by development activity (real estate held for sale, net of related borrowings) to $0.3 million in 2000 compared to net cash used by development activity of $52.2 million in 1999, partially offset by an increase of $8.1 million in cash used for development-related pursuits and deposits. This change is further offset by an increase in income taxes paid from $21.4 million in 1999 to $33.6 million in 2000. In addition, cash generated from operations increased from $42.9 million in 1999 to $52.2 million in 2000. Net cash used by operating activities totaled $1.7 million for the year ended December 31, 1999, compared to net cash provided by operating activities of $7.7 million in 1998. This change is primarily due to $52.2 million used for development activity (real estate held for sale, net of related borrowings) in 1999 compared to $7.7 million used in 1998. The increased uses of cash were partially offset by increased cash generated from the Company's services business--$56.4 million in 1999 compared to $30.4 million in 1998. In addition, the Company used only $5.9 million in 1999 for profit sharing compared to $15.0 million in 1998.

    Net cash used by investing activities totaled $46.1 million for the year ended December 31, 2000, compared to $20.1 million for 1999. This change is primarily due to an increase in cash used for investments in unconsolidated subsidiaries, net of distributions, of $26.3 million in 2000 compared to cash provided by investments in unconsolidated subsidiaries, net of contributions, of $8.8 million in 1999. This was offset by a decrease in expenditures related to acquisitions of other real estate service companies to $8.0 million in 2000 from $14.7 million in 1999. The majority of the net increase in cash used for investments in unconsolidated subsidiaries relates to the Company's investment in Savills of $21.3 million in the third quarter of 2000, offset by decreased distributions in 2000 compared to 1999, primarily because 1999 included a $12.9 million distribution relating to a single investment. Expenditures related to acquisitions of other real estate service companies decreased because 1999 includes the Phoenix Acquisition while 2000 only includes payments for the shares of Trammell Crow Savills and earnouts paid relating to acquisitions made in 1998 and 1999. Net cash used by investing activities totaled $20.1 million for the year ended December 31, 1999, compared to $94.3 million for 1998. This change was primarily due to reduced acquisition activity in 1999.

    Net cash provided by financing activities totaled $13.2 million for the year ended December 31, 2000, compared to net cash used in financing activities of $18.6 million in 1999. This change is primarily due to borrowings, net of payments, in 2000 of $11.2 million under the Credit Facility (described below), compared to net payments of $21.9 million in 1999. The additional borrowings in 2000 were primarily used, along with available cash, for the Company's investments in Savills, Trammell Crow Savills and e-commerce-related companies. The Company made distributions to minority interest holders, net of contributions, of $0.7 million in 2000 as compared to contributions, net of distributions, of $5.5 million in 1999. The Company also received $3.1 million in 2000 from the exercise of stock options and issuance of common stock, compared to net cash used in 1999 for repurchase of common stock of $9.0 million, offset by proceeds from the exercise of stock options and issuance of common stock of $6.1 million. Net cash used by financing activities totaled $18.6 million for the year ended December 31, 1999, compared to net cash provided by financing activities of $77.8 million for 1998. This change is primarily attributable to repayment, net of borrowings, in 1999 of $20.0 million on the Company's revolving line of credit using available cash, compared to net borrowings of $82.1 million in 1998 primarily to finance acquisitions of real estate service companies. In addition, the Company received contributions from minority interest holders, net of distributions, of $5.4 million in 1999 as compared to distributions, net of contributions, of $11.4 million in 1998. The Company also repurchased common stock of $9.0 million in 1999.

    In December 2000, the Company obtained a $150 million revolving line of credit (the "Credit Facility") arranged by Bank of America, N.A., as the administrative agent (the "Administrative Agent"), which replaced the Company's prior revolving line of credit. Under the terms of the Credit Facility, the Company can obtain loans, which are Base Rate Loans, or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin which ranges from 0% to 0.50% depending on the Company's leverage ratio. The base rate is the higher of the prime lending rate announced from time-to-time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate

Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.625% to 2.25%, depending upon the Company's leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets, restrictions on recourse indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150 million commitment. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness. At December 31, 2000, the Company had outstanding borrowings of $75.1 million and unused borrowing capacity (taking into account letters of credit outstanding of $12.3 million) under the Credit Facility of approximately $62.6 million. At March 15, 2001, the Company had net additional borrowings of $13.0 million and had a remaining unpaid balance of $88.1 million. The Credit Facility requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $50 million ensuring the net interest is fixed, capped or hedged. In March 2000, the Company renewed an existing interest rate swap agreement for a twelve-month period ending
March 24, 2001 with a fixed interest pay rate of 6.65% and a notional amount of $150,000 through June 26, 2000, a notional amount of $125,000 through September 25, 2000 and a notional amount of $100,000 through March 24, 2001. The weighted average receive rate for the swap agreement was 6.40% for the period ended December 31, 2000. The Company's participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

    In August 1997, Trammell Crow BTS, Inc., a wholly-owned subsidiary of the Company ("TC BTS"), obtained a $20.0 million credit facility (the "Retail BTS Facility") from KeyBank National Association ("KeyBank"). In September 1999, the Retail BTS Facility was modified to increase the credit facility to $30.0 million. Under the modified terms of the Retail BTS Facility, until July 31, 2001, subsidiaries of TC BTS can obtain loans at one of a LIBOR-based interest rate, KeyBank's prime rate or a combination of the two interest rates. The proceeds of any such loans must be used for the construction of retail facilities. On December 31, 2000, the outstanding balance owed under the Retail BTS Facility was $3.2 million. The Retail BTS facility is secured by a first mortgage on and assignment of all rents from the constructed facilities. In addition, TC BTS must guarantee all obligations of its subsidiaries for loans made pursuant to the Retail BTS Facility. The Company must also guarantee the repayment obligations under the Retail BTS Facility with respect to such loans and must guarantee the timely lien-free completion of each retail facility to which such loans relate. As guarantor, the Company is subject to various covenants such as maintenance of net worth and liquidity and key financial data. The Retail BTS Facility also contains various covenants, such as the maintenance of a minimum net worth and liquidity of TC BTS and prohibition on other TC BTS guarantees of build-to-suit retail projects.

    In December 1998, TCC NNN Trading, Inc. ("TCC Triple Net") obtained a two-year $20.0 million revolving line of credit ("Triple Net Facility") from KeyBank. Under the terms of the Triple Net Facility, TCC Triple Net could obtain loans at a LIBOR-based interest rate or prime rate, the proceeds of which must have been used for the acquisition of retail properties subject to "triple net" leases. The Triple Net Facility expired in December 2000; therefore, no new loans could be made under the Triple Net Facility. On December 31, 2000, the outstanding balance under the Triple Net Facility was $4.4 million, and the loans mature in September 2001. The Triple Net Facility is nonrecourse to TCC Triple Net and is secured by a first mortgage and assignment of all rents from the acquired properties. The Company guaranteed from 10% to 40% of each such loan depending on the credit rating of the tenant occupying the acquired property. The Company's guarantee percentage will be reduced to 10% for any loan upon the receipt of a qualifying purchase agreement relating to the property underlying such loan. The maximum amount of any advance related to a single property was either (i) 90% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BBB or higher), or (ii) 80% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BB+ or lower). The Triple Net Facility also contains various covenants, such as the maintenance of minimum equity and liquidity of the Company and covenants relating to certain key financial data of the Company.

    The Company does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Facility and loans secured by underlying real estate will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, acquisitions of service companies and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of the implementation of its growth strategy. The Company regularly considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

EFFECTS OF INFLATION

    The Company does not believe that inflation has had a significant impact on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

    Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation statements containing the words "believes" "anticipates," "expects", "projects", "targets", "forecasts" and words of similar import, are forward-looking statements within the meaning of the federal securities laws. The Company has based these forward-looking statements on its current expectations about future events and financial trends that the Company believes may affect its financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to risks, uncertainties, and assumptions, including, among other things:

    - Timing of individual transactions,

    - The Company's ability to efficiently implement its internal reorganization,

    - The Company's ability to identify and implement cost containment measures (including those undertaken in connection with the announced internal reorganization) and achieve economies of scale,

    - The Company's ability to implement and manage effectively its e-commerce initiatives,

    - The Company's ability to compete effectively in the international arena,

    - The Company's ability to attract new corporate and institutional customers,

    - The Company's ability to manage fluctuations in net earnings and cash flow which could result from its participation as a principal in real estate investments,

    - The Company's ability to continue to pursue an aggressive growth strategy,

    - The Company's ability to compete in highly competitive international, national and local business lines, and

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. However, due to its purchase of an interest rate swap agreement, which the Company uses to hedge a portion, but not all, of its exposure to fluctuations in interest rate, the effects of interest rate changes are limited.

    If an increase or decrease in market interest rates of 100 basis points were to have occurred at December 31, 2000, the Company's total interest costs for 2001 would increase or decrease, and net income before tax would decrease or increase accordingly, by approximately $1.2 million, after considering the effect of its interest rate swap agreement. The Company's sensitivity analysis assumes that the interest rate swap agreement, which expires March 24, 2001, is renewed for the same notional amount of $100 million and is based on borrowings outstanding as of December 31, 2000. If the market interest rates for variable rate debt had been 100 basis points higher or lower in 2000, the Company's total interest costs would have increased or decreased accordingly, and net income before tax would have decreased or increased accordingly, by approximately
$1.0 million, after considering the effects of the interest rate swap agreements in effect during 2000. Interest costs include both interest that is expensed and interest that is capitalized as part of the cost of real estate held for sale. A portion of the interest relating to the Company's real estate debt
($148.1 million at December 31, 2000) is capitalized. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in a higher interest rate environment.

    The Company's earnings are somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Europe, Asia and Australia. At December 31, 2000, a uniform 5% strengthening or weakening in the value of the dollar relative to the currencies in which the Company's foreign operations are denominated would result in a decrease or increase accordingly in net income before tax of $64,000 for the year ending December 31, 2001. If, during the year ended December 31, 2000, a uniform 5% strengthening or weakening in the value of the dollar relative to the currencies in which the Company's foreign operations are denominated had occurred, it would have resulted in a decrease or increase accordingly in net income before tax of $32,000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and that the Company's net income before tax from foreign operations in 2001 is twice the amount that it was in 2000. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in the level of foreign operations or local currency prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the List of Financial Statements and Financial Statement Schedule on page F-2 for a listing of the Company's financial statements and notes thereto and for the financial statement schedule contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the headings "PROPOSAL ONE--ELECTION OF CLASS I DIRECTORS," "DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the heading "EXECUTIVE COMPENSATION" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the headings "EXECUTIVE COMPENSATION" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

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

         2.2(1)     First Amendment to Agreement and Plan of Merger dated as of
                      November 20, 1997

         3.1(1)     Certificate of Incorporation of the Company

         3.2(1)     Bylaws of the Company

         3.2.1(10)  First Amendment to Bylaws of the Company

         4.1(1)     Form of certificate for shares of Common Stock of the
                      Company

        10.1        Amended and Restated Credit Agreement dated December 18,
                      2000 among the Company and Bank of America, N.A.,

        10.2(1)     Form of License Agreement among the Company and CFH

        10.3        Form of Indemnification Agreement, with schedule of
                      signatures

        10.4(1)     Predecessor Company's 1997 Stock Option Plan

        10.5(1)     Company's Long-Term Incentive Plan

        10.5.1(1)   Amendment No. 1 to Long Term Incentive Plan

        10.6(1)     Company's 1995 Profit Sharing Plan

        10.7(1)     Company's Employee Stock Purchase Plan

        10.7.1(1)   First Amendment to the Company's Employee Stock Purchase
                      Plan

        10.7.2      Second Amendment to the Company's Employee Stock Purchase
                      Plan

        10.8(1)     Form of Stockholders' Agreement among the Company, Crow
                      Family Partnership L.P., CFH Trade-Names, L.P., J.
                      McDonald Williams and certain other signatories thereto

        10.9(6)     Employment Agreement for Henry J. Faison dated July 2, 1998

        10.10(7)    Master Construction Loan Agreement dated August 4, 1997
                      between Trammell Crow BTS, Inc. and KeyBank National
                      Association.

        10.10.1(7)  First Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--September 15, 1997

        10.10.2(7)  Second Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--May 12, 1998

        10.10.3(7)  Third Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--June 9, 1998

        10.10.4(7)  Fourth Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--December 30, 1998

        10.10.5(8)  Fifth Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--April 23, 1999.

        10.10.6(8)  Sixth Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--May 1, 1999.

        10.10.7(9)  Seventh Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--September 30, 1999.

        10.10.8(10) Eighth Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--May 10, 2000.

        10.10.9(10) Ninth Modification to Master Construction Loan Agreement
                      dated August 4, 1997 between Trammell Crow BTS, Inc. and
                      KeyBank National Association--June 27, 2000.

        10.11(7)    Master Loan Agreement dated December 22, 1998 between TCC
                      NNN Trading, Inc. and KeyBank National Association

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

        24.7        Power of Attorney for George L. Lippe

        24.8        Power of Attorney for Henry J. Faison

        24.9        Power of Attorney for William P. Leiser

        24.10       Power of Attorney for Harlan R. Crow

        24.11       Power of Attorney for Derek R. McClain

        24.12       Power of Attorney for H. Pryor Blackwell

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

    (9) Previously filed as an exhibit to the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2000 and incorporated herein by reference.

    (10) Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000 and incorporated herein by reference.

(b) Reports on Form 8-K

   During the last quarter of the Company's fiscal year ended December 31, 2000, no reports on Form 8-K were filed with the Securities and Exchange Commission by the Company.

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

                                                       TRAMMELL CROW COMPANY

                                                       By:            /s/ ROBERT E. SULENTIC
                                                            -----------------------------------------
                                                                        Robert E. Sulentic
Date: March 29, 2001                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                                                       President, Chief Executive
               /s/ ROBERT E. SULENTIC                    Officer and Director
     -------------------------------------------         (Principal Executive          March 29, 2001
                 Robert E. Sulentic                      Officer)
                          *
     -------------------------------------------       Chief Financial Officer         March 29, 2001
                  Derek R. McClain
                          *                            Executive Vice President
     -------------------------------------------         (Principal Accounting         March 29, 2001
                  William P. Leiser                      Officer)
                          *
     -------------------------------------------       President, Development and      March 29, 2001
                 H. Pryor Blackwell                      Investment, and Director
                          *
     -------------------------------------------       Director                        March 29, 2001
                   George L. Lippe
                          *
     -------------------------------------------       Director                        March 29, 2001
                   Harlan R. Crow

                          *
     -------------------------------------------       Chairman of the Board and       March 29, 2001
                J. McDonald Williams                     Director
                          *
     -------------------------------------------       President, Global Services,     March 29, 2001
                William F. Concannon                     and Director
                          *
     -------------------------------------------       Director                        March 29, 2001
                   James R. Erwin
                          *
     -------------------------------------------       Director                        March 29, 2001
                  Jeffrey M. Heller
                          *
     -------------------------------------------       Director                        March 29, 2001
                 Rowland T. Moriarty
                          *
     -------------------------------------------       Executive Vice President and    March 29, 2001
                   Henry J. Faison                       Director

    Robert Sulentic, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

*By:                 /s/ ROBERT E. SULENTIC
             --------------------------------------
                       Robert E. Sulentic                                                   March 29, 2001
                        ATTORNEY-IN-FACT

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(A)(1) AND (2), (C) AND (D)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 2000
                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                                 DALLAS, TEXAS

                        FORM 10-K-ITEM 14(A)(1) AND (2)
                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    The following consolidated financial statements of Trammell Crow Company and Subsidiaries for the year ended December 31, 2000, are included in Item 8:

Report of Independent Auditors..............................     F-3
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................     F-4
Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998..........................     F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000,
  1999 and 1998.............................................     F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and
  1998......................................................     F-7
Consolidated Statements of Comprehensive Income for the
  Years Ended December 31, 2000, 1999 and 1998..............     F-8
Notes to Consolidated Financial Statements..................     F-9

The following consolidated financial statement schedule of
  Trammell Crow Company and Subsidiaries is included in
  Item 14(d):
Schedule III--Real Estate Investments and Accumulated
  Depreciation..............................................    F-35
Note to Schedule III--Real Estate Investments and
  Accumulated Depreciation..................................    F-36

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Trammell Crow Company

    We have audited the accompanying consolidated balance sheets of Trammell Crow Company and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended
December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trammell Crow Company and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 16, 2001

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                              --------------------------
                                                                 2000           1999
                                                              -----------   ------------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................   $  55,637     $   47,528
  Accounts receivable, net of allowance for doubtful
    accounts of $4,778 in 2000 and $3,053 in 1999...........     151,069        122,626
  Receivables from affiliates...............................       4,306          3,333
  Notes and other receivables...............................      22,072          8,510
  Deferred income taxes.....................................       2,219          1,585
  Real estate held for sale.................................     220,021        219,390
  Other current assets......................................      28,345         16,047
                                                               ---------     ----------
    Total current assets....................................     483,669        419,019
  Furniture and equipment, net..............................      35,200         23,116
  Deferred income taxes.....................................      13,088          7,086
  Investments in unconsolidated subsidiaries................      55,603         37,291
  Goodwill, net.............................................     100,440        119,107
  Other assets..............................................      38,434         32,391
                                                               ---------     ----------
                                                               $ 726,434     $  638,010
                                                               =========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $  44,114     $   47,819
  Accrued expenses..........................................     101,157         93,273
  Payables to affiliates....................................       1,891            730
  Income taxes payable......................................       3,592          6,935
  Current portion of long-term debt.........................       1,377            569
  Current portion of capital lease obligations..............       5,219            874
  Notes payable on real estate held for sale................     148,098        134,827
  Other current liabilities.................................       6,808          2,757
                                                               ---------     ----------
    Total current liabilities...............................     312,256        287,784
Long-term debt, less current portion........................      75,105         62,256
Capital lease obligations, less current portion.............       6,541            385
Other liabilities...........................................         572          1,780
                                                               ---------     ----------
    Total liabilities.......................................     394,474        352,205
Minority interest...........................................      41,001         34,153
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares
    authorized; none issued or outstanding..................          --             --
  Common stock; $0.01 par value; 100,000,000 shares
    authorized; 35,850,308 shares issued and 35,349,572
    shares outstanding in 2000, and 35,581,620 shares issued
    and 34,779,895 shares outstanding in 1999...............         358            356
  Paid-in capital...........................................     176,374        174,645
  Retained earnings.........................................     123,207         88,160
  Accumulated other comprehensive loss......................        (366)            --
  Less: Treasury stock......................................      (5,841)        (9,363)
       Stockholder loans....................................          --            (98)
       Unearned stock compensation, net.....................      (2,773)        (2,048)
                                                               ---------     ----------
Total stockholders' equity..................................     290,959        251,652
                                                               ---------     ----------
                                                               $ 726,434     $  638,010
                                                               =========     ==========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                          SHARE DATA)
REVENUES
  CORPORATE:
  Facilities management.....................................  $  139,435   $   99,008   $   71,635
  Corporate advisory services...............................     142,850      104,058       69,878
  Project management services...............................      63,363       32,731       16,093
  Income (loss) from investments in unconsolidated
    subsidiaries............................................         (52)          --           --
  Gain on disposition of real estate........................       5,125        3,072        2,247
  Other.....................................................         233          286          260
                                                              ----------   ----------   ----------
                                                                 350,954      239,155      160,113

  INSTITUTIONAL:
  Property management.......................................     164,521      155,425      127,952
  Brokerage services........................................     153,449      144,804      107,895
  Development services......................................      97,444       92,385       70,279
  Income from investments in unconsolidated subsidiaries....       7,117       23,338       18,438
  Gain on disposition of real estate........................      36,679       30,338       29,411
  Other.....................................................       1,505        1,998        3,435
                                                              ----------   ----------   ----------
                                                                 460,715      448,288      357,410
                                                              ----------   ----------   ----------
                                                                 811,669      687,443      517,523

COSTS AND EXPENSES
  Salaries, wages and benefits..............................     434,379      356,849      269,780
  Commissions...............................................     119,702       97,838       67,508
  General and administrative................................     112,184       97,530       78,344
  Depreciation..............................................      12,544        8,431        5,211
  Amortization..............................................      11,578        9,112        5,198
  Interest..................................................      16,947        9,507       10,277
  Minority interest.........................................       4,853       18,579        5,080
  Writedowns due to impairment of goodwill and
    investments.............................................      40,347           --           --
                                                              ----------   ----------   ----------
                                                                 752,534      597,846      441,398
                                                              ----------   ----------   ----------
Income before income taxes..................................      59,135       89,597       76,125
Income tax expense..........................................      23,681       35,154       29,674
                                                              ----------   ----------   ----------
Net income..................................................  $   35,454   $   54,443   $   46,451
                                                              ==========   ==========   ==========

Earnings per share:
  Basic.....................................................  $     1.02   $     1.56   $     1.36
  Diluted...................................................  $     0.98   $     1.50   $     1.28
Weighted average common shares outstanding:
  Basic.....................................................  34,851,738   34,991,707   34,059,155
  Diluted...................................................  36,147,744   36,411,063   36,216,352

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             ACCUMULATED
                                    COMMON SHARES         COMMON                RETAINED        OTHER
                                ----------------------   STOCK PAR   PAID-IN    EARNINGS    COMPREHENSIVE    TREASURY   STOCKHOLDER
                                  ISSUED     TREASURY      VALUE     CAPITAL    (DEFICIT)        LOSS        STOCK(1)      LOANS
                                ----------   ---------   ---------   --------   ---------   --------------   --------   -----------
Balance at January 1, 1998....  33,892,038          --     $339      $150,647   $(12,734)       $  --        $    --      $(1,180)
  Net income..................          --          --       --            --     46,451           --             --           --
  Issuance of restricted
    stock.....................      76,950          --        1         2,368         --           --             --           --
  Forfeiture of restricted
    stock.....................          --       1,587       --           (46)        --           --             --           --
  Amortization of unearned
    stock compensation........          --          --       --            --         --           --             --           --
  Issuance of common stock....     508,837          --        5         7,764         --           --             --           --
  Collection of stockholder
    loans.....................          --          --       --            --         --           --             --          276
                                ----------   ---------     ----      --------   --------        -----        -------      -------
Balance at December 31,
  1998........................  34,477,825       1,587      345       160,733     33,717           --             --         (904)
  Net income..................          --          --       --            --     54,443           --             --           --
  Issuance of restricted
    stock.....................     128,347      (3,174)       1         2,226         --           --             --           --
  Forfeiture of restricted
    stock.....................          --      22,412       --          (162)        --           --           (315)          --
  Amortization of unearned
    stock compensation........          --          --       --            --         --           --             --           --
  Issuance of common stock....     975,448          --       10        11,848         --           --             --           --
  Stock repurchase............          --     780,900       --            --         --           --         (9,048)          --
  Collection of stockholder
    loans.....................          --          --       --            --         --           --             --          806
                                ----------   ---------     ----      --------   --------        -----        -------      -------
Balance at December 31,
  1999........................  35,581,620     801,725      356       174,645     88,160           --         (9,363)         (98)
  Net income..................          --          --       --            --     35,454           --             --           --
  Issuance of restricted
    stock.....................          --    (219,053)      --            11        (49)          --          2,555           --
  Forfeiture of restricted
    stock.....................          --      10,261       --          (110)        --           --           (123)          --
  Amortization of unearned
    stock compensation........          --          --       --            --         --           --             --           --
  Issuance of common stock....     268,688    (141,997)       2         1,828       (358)          --          1,656           --
  Stock repurchase............          --      49,800       --            --         --           --           (566)          --
  Foreign currency translation
    adjustment, net of tax....          --          --       --            --         --         (366)            --           --
  Collection of stockholder
    loans.....................          --          --       --            --         --           --             --           98
                                ----------   ---------     ----      --------   --------        -----        -------      -------
Balance at December 31,
  2000........................  35,850,308     500,736     $358      $176,374   $123,207        $(366)       $(5,841)     $    --
                                ==========   =========     ====      ========   ========        =====        =======      =======


                                  UNEARNED
                                    STOCK
                                COMPENSATION     TOTAL
                                -------------   --------
Balance at January 1, 1998....     $    --      $137,072
  Net income..................          --        46,451
  Issuance of restricted
    stock.....................      (2,369)           --
  Forfeiture of restricted
    stock.....................          46            --
  Amortization of unearned
    stock compensation........         444           444
  Issuance of common stock....          --         7,769
  Collection of stockholder
    loans.....................          --           276
                                   -------      --------
Balance at December 31,
  1998........................      (1,879)      192,012
  Net income..................          --        54,443
  Issuance of restricted
    stock.....................      (2,227)           --
  Forfeiture of restricted
    stock.....................         272          (205)
  Amortization of unearned
    stock compensation........       1,786         1,786
  Issuance of common stock....          --        11,858
  Stock repurchase............          --        (9,048)
  Collection of stockholder
    loans.....................          --           806
                                   -------      --------
Balance at December 31,
  1999........................      (2,048)      251,652
  Net income..................          --        35,454
  Issuance of restricted
    stock.....................      (2,517)           --
  Forfeiture of restricted
    stock.....................          84          (149)
  Amortization of unearned
    stock compensation........       1,708         1,708
  Issuance of common stock....          --         3,128
  Stock repurchase............          --          (566)
  Foreign currency translation
    adjustment, net of tax....          --          (366)
  Collection of stockholder
    loans.....................          --            98
                                   -------      --------
Balance at December 31,
  2000........................     $(2,773)     $290,959
                                   =======      ========

----------------------------------

(1) Treasury stock at December 31, 1998 rounds to less than $1.

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  35,454   $  54,443   $ 46,451
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities
  Depreciation..............................................     12,544       8,431      5,211
  Amortization..............................................     11,578       9,112      5,198
  Amortization of employment contracts and unearned
    compensation............................................      4,279       3,297      1,209
  Expense for stock issued to vendors.......................         --         172         --
  Bad debt expense..........................................      3,700       2,708      1,685
  Writedowns on impairment of goodwill and investments......     40,347          --         --
  Minority interest.........................................      4,853      18,579      5,080
  Deferred income tax provision (benefit)...................     (6,412)      4,643      5,127
  Income from investments in unconsolidated subsidiaries....     (7,065)    (23,338)   (18,438)
  Changes in operating assets and liabilities, net of
    acquisitions
    Accounts receivable.....................................    (32,143)    (37,474)   (41,656)
    Receivables from affiliates.............................       (973)       (458)    (1,949)
    Notes receivable and other assets.......................    (35,207)    (19,183)   (20,249)
    Real estate held for sale...............................    (57,142)   (145,159)    12,550
    Notes payable on real estate held for sale..............     57,418      92,915    (20,279)
    Accounts payable and accrued expenses...................      9,109      20,136     35,632
    Payables to affiliates..................................      1,161        (396)    (2,907)
    Income taxes payable....................................     (3,343)      7,711      4,163
    Deferred compensation...................................         --          --     (8,391)
    Other liabilities.......................................      2,843       2,186       (760)
                                                              ---------   ---------   --------
Net cash provided by (used in) operating activities.........     41,001      (1,675)     7,677
INVESTING ACTIVITIES
Expenditures for furniture and equipment....................    (11,700)    (14,257)   (13,483)
Acquisitions of real estate service companies...............     (8,027)    (14,708)   (93,717)
Investments in unconsolidated subsidiaries..................    (38,032)    (12,299)    (8,508)
Distributions from unconsolidated subsidiaries..............     11,663      21,120     21,419
                                                              ---------   ---------   --------
Net cash used in investing activities.......................    (46,096)    (20,144)   (94,289)
FINANCING ACTIVITIES
Principal payments on long-term debt and capital lease
  obligations...............................................   (201,576)    (57,290)   (22,985)
Proceeds from long-term debt................................    212,806      35,379    104,156
Contributions from minority interest........................      8,319      19,134        201
Distributions to minority interest..........................     (9,005)    (13,676)   (11,606)
Purchase of common stock....................................       (566)     (9,048)        --
Proceeds from exercise of stock options.....................        462       1,477      1,762
Proceeds from issuance of common stock......................      2,666       4,619      6,007
Collections of stockholder loans............................         98         806        276
                                                              ---------   ---------   --------
Net cash provided by (used in) financing activities.........     13,204     (18,599)    77,811
                                                              ---------   ---------   --------
Net increase (decrease) in cash and cash equivalents........      8,109     (40,418)    (8,801)
Cash and cash equivalents, beginning of year................     47,528      87,946     96,747
                                                              ---------   ---------   --------
Cash and cash equivalents, end of year......................  $  55,637   $  47,528   $ 87,946
                                                              =========   =========   ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net income..................................................  $35,454    $54,443    $46,451
  Other comprehensive loss:
  Foreign currency translation adjustments, net of tax of
    $224....................................................     (366)        --         --
                                                              -------    -------    -------
Comprehensive income........................................  $35,088    $54,443    $46,451
                                                              =======    =======    =======

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Trammell Crow Company, a Delaware corporation (the "Company"), provides commercial real estate services primarily in the United States. The Company realigned certain elements of its business effective January 1, 2000. Consequently, the three reportable segments in 1999 and 1998, Outsourcing, Retail and Local Business Units, were realigned into two segments, Corporate and Institutional, in 2000 to respond to the ever-growing demands of the Company's customers for fully bundled integrated services. The Company delivers three core services--management services, transaction services and development and project management services--to both corporate and institutional customers. In the second quarter of 2000, as the Company increased its activities in and assigned more dedicated resources to e-commerce, the Company began reporting these activities, including related overhead, in a third segment.

    Through its Corporate segment, the Company provides services to users of space who are typically the primary occupants of commercial properties and include multinational corporations, hospitals and universities. As part of the realignment, the Company consolidated all pieces of its business focused on corporate customers, including major retailers. Thus, tenant representation and build-to-suit services for corporate and retail customers are part of the Company's integrated corporate services offering. The management services provided to corporate customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy-related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Transaction services provided to corporate customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to corporate customers include strategic functions such as space planning and relocation coordination, build-to-suit development and financial services.

    Within its Institutional segment, the Company provides services to investors and landlords who typically are not the primary occupants of the commercial properties with respect to which services are performed. Management services provided to institutional customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Transaction services provided to institutional customers include brokerage services such as project leasing and investment sales whereby the Company advises buyers, sellers and landlords in connection with the sale and leasing of office, industrial and retail space and land. Development services provided to institutional customers include comprehensive project development and construction services and the acquisition and disposition of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management and tenant finish coordination, project close-out and user move coordination, general contracting and project finance advisory services.

    The Company's activities related to e-commerce, including related overhead, are captured in the E-Commerce segment. The E-Commerce segment also includes the Company's investments in e-commerce related companies. One of these companies offers a standardized information distribution

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) network via an Internet listing site for properties for sale or lease. The Company also invested in a company that offers on-line procurement of products and services geared towards the management of real estate properties. The E-Commerce segment does not include investments in ongoing technology advancements internal to the Company's other two business segments.

    INCOME TAXES

    The Company accounts for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.

    USE OF ESTIMATES

    The preparation of the financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and other subsidiaries over which the Company has control. Intercompany accounts and transactions have been eliminated. The Company's investments in subsidiaries (including subsidiaries where the Company has less than 20% ownership) in which it has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for on the equity method. Accordingly, the Company's share of the earnings or losses of these equity basis subsidiaries is included in consolidated net income. Investments in other subsidiaries are carried at cost. These unconsolidated subsidiaries primarily own real estate development projects.

    REVENUE RECOGNITION

    The Company recognizes fees from property management and facilities management over the terms of the respective management contracts. Most of the property management contracts are cancelable at will or with 30 days' notice. The terms of the facilities management contracts generally range from three to five years. Also, the Company earns incentive fees for property management and facilities management services based on various quantitative and/or qualitative criteria specified in the management agreement. These fees are recognized when quantitative criteria have been met or, for those incentive fees based on qualitative criteria, upon approval of the fee by the customer. Brokerage service revenue and the related expense relating to leasing services and tenant representation are generally recognized half upon the execution of a lease contract and the remainder upon tenant occupancy. Sales brokerage revenue is recognized upon closing. Development services and project management services include fees from development and construction management projects and net construction revenues, which are gross construction revenues net of subcontract costs. For projects

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) exceeding three months, fees are recognized using the percentage-of completion method based on costs incurred as a percentage of total expected costs. For contracts under three months, fees are recognized upon completion of the contract. Gross construction services revenues totaled $154,209, $131,953 and $86,430 and subcontract costs totaled $130,024, $108,343 and $72,045 in 2000,
1999 and 1998, respectively. The Company also earns incentive development fees by reaching specified leasing or budget targets, as defined in the development services agreement. The Company recognizes such fees when the specified target is attained.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less when purchased.

    FURNITURE AND EQUIPMENT

    Furniture and equipment are stated at cost and include assets under capital leases. Depreciation is computed using the straight-line method over estimated useful lives, which range from three to ten years, and includes amortization of assets recorded under capital leases.

    EARNINGS PER SHARE

    The weighted-average common shares outstanding used to calculate diluted earnings per share for 2000, 1999 and 1998 include the dilutive effect of options to purchase 1,296,006, 1,419,356 and 2,157,197 shares of common stock, respectively.

    CONCENTRATION OF CREDIT RISK

    The Company provides services to owners and users of real estate assets primarily in the United States. The Company performs credit evaluations of its customers and generally does not require collateral. The risk associated with this concentration is limited because of the large number of customers and their geographic dispersion.

    LONG-LIVED ASSETS

    Long-lived assets are evaluated when indicators of impairment are present and provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

    GOODWILL

    Goodwill reflects the excess of purchase price over the fair value of net assets purchased. Goodwill is amortized on a straight-line basis over 20 to 30 years. Accumulated amortization of goodwill was $8,565 and $6,918 at December 31, 2000 and 1999, respectively. The carrying amount of goodwill is reviewed if indicators of impairment are present and suggest that goodwill may be impaired. This review is based on the estimated undiscounted cash flows of the Company's operations at the lowest

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) level for which there are identifiable cash flows. If this review indicates impairment, the goodwill is adjusted to its fair value through a charge to operations. See Note 13 for discussion of impairment losses recognized in 2000. No impairment losses were identified in 1999 or 1998.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which is required to be adopted in years beginning after June 15, 2000. The Company has adopted the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. At December 31, 2000, based on the Company's derivative position with respect to its interest rate swap and based on market interest rates at December 31, 2000, the adoption of the statement did not have a significant impact on earnings or the financial position of the Company. However, during 2001, the impact on earnings or the financial position of the Company will depend upon the notional amounts of the interest rate swap, the Company's debt outstanding at the applicable reporting date and the relative level of interest rates. In addition, the Company has options and warrants to acquire stock of other companies. These options and warrants are considered derivatives, however, based on the financial position of the companies and the terms of the option and warrant agreements, the derivatives were determined to have no value at December 31, 2000.

    RECLASSIFICATIONS

    As described above under "Organization", the Company's three reportable segments, Outsourcing, Retail and Local Business Units, were realigned into two segments, Corporate and Institutional, in 2000. Therefore, revenues for the years ended December 31, 1999 and 1998 have been reclassified to conform to the presentation for 2000. As a result, revenue items for 1999 and 1998 differ from the amounts reported in previously filed documents. The reclassifications did not impact net income.

    In addition, in the second quarter of 2000, the Company began reporting a third reportable segment--E-Commerce. Assets at December 31, 1999 have been reclassified to conform to the presentation in 2000. As a result, 1999 asset items differ from amounts reported in previously filed documents. These reclassifications did not impact total assets.

2. REAL ESTATE HELD FOR SALE

    The Company provides build-to-suit services for its customers and also develops or purchases projects for investment purposes. Therefore, the Company has ownership of real estate until such projects are sold. Real estate held for sale is carried at the lower of cost or fair value less selling

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. REAL ESTATE HELD FOR SALE (CONTINUED) expenses and is included in both the Corporate and Institutional segments. (see
Note 18). At December 31, real estate held for sale consists of the following:

                                                                2000       1999
                                                              --------   --------
Land........................................................  $110,986   $101,896
Buildings and improvements..................................   109,035    117,494
                                                              --------   --------
                                                              $220,021   $219,390
                                                              ========   ========

    The estimated costs to complete the 54 projects under construction at December 31, 2000, total $101,001. Projects are generally expected to be sold within one year of completion. At December 31, 2000, the Company had commitments for the sale of eleven of the projects. Gains are recognized upon sale of the project in accordance with Financial Accounting Standards Board Statement
No. 66, ACCOUNTING FOR SALES OF REAL ESTATE.

    Rental revenues (which are included in project management services and development and construction services revenue) and net income relating to real estate held for sale were $16,825 and $1,024, respectively, in 2000, $7,796 and $47, respectively, in 1999 and $7,928 and $1,175, respectively, in 1998.

3. FURNITURE AND EQUIPMENT

    Furniture and equipment consist of the following at December 31:

                                                                2000       1999
                                                              --------   --------
Owned assets, at cost.......................................  $ 52,027   $ 43,071
Less: Accumulated depreciation on owned assets..............   (28,799)   (21,114)
                                                              --------   --------
                                                                23,228     21,957

Assets under capital leases.................................    20,706      6,498
Less: Accumulated amortization on assets under capital
  leases....................................................    (8,734)    (5,339)
                                                              --------   --------
                                                                11,972      1,159
                                                              --------   --------
Furniture and equipment, net................................  $ 35,200   $ 23,116
                                                              ========   ========

4. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Investments in unconsolidated subsidiaries consist of the following at December 31:

                                                                2000       1999
                                                              --------   --------
Real estate development.....................................  $29,443    $28,759
E-Commerce and Other........................................   26,160      8,532
                                                              -------    -------
                                                              $55,603    $37,291
                                                              =======    =======

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    On June 30, 2000, the Company purchased approximately 10.0% of the outstanding stock of Savills plc ("Savills"), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia, for approximately $21,000. The investment is classified as an "other" investment in the table above. The Company accounts for its interest in Savills on the equity method because it has significant influence over Savills due to the following factors: (i) the Company has the right to designate two members of Savills' board of directors (which has significant influence over the management of the company), which is comparable to the rights of another investor then owning approximately 20%; and (ii) the Company has strategically significant commercial relationships with Savills, including through the jointly-owned Trammell Crow Savills. The Company also has an option giving it the right to purchase from Savills the number of shares sufficient to increase its share ownership to 20% of the shares then outstanding. This option is exercisable at any time during the period from June 30, 2003 through June 30, 2005 at 120% of the market price prevailing at the time of exercise. The difference between the carrying value of the investment and the amount of underlying equity in net assets at June 30, 2000, of $10,443 is being amortized over 20 years. Undistributed earnings from Savills total $1,050 at December 31, 2000 and are included in retained earnings. The aggregate market value of the investment at December 31, 2000 is $20,420.

    In 2000 and 1999, the Company made various investments in e-commerce related companies. In December 2000, the Company recorded a $15,000 writedown due to impairment in the value of certain of these e-commerce investments. The impairment was triggered by: (i) the current status of the e-commerce segment (many technology companies have ceased operations, the availability of capital for e-commerce and internet companies has been dramatically reduced, and the Dow Jones Internet Index is down approximately 67% from mid-year 2000) and (ii) the financial status of the companies in which the Company has invested. In evaluating the extent of the impairment related to its e-commerce investments, the Company considered the following factors: (i) the 2000 financial results of the investees versus their original business plans, (ii) the value of the investees based on current solicitations for additional financing, (iii) the investees' revised business plans and (iv) the investees' need for and limited availability of future funding. Based upon the above factors, the Company determined that, in the aggregate, there was a $15,000 impairment in the value of its e-commerce investments.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    Summarized financial information for unconsolidated subsidiaries accounted for on the equity method is as follows (excludes information related to e-commerce investments since they are accounted for on the cost method):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
REAL ESTATE DEVELOPMENT:
  Real estate held for sale.................................  $504,629   $215,130
  Other assets..............................................    36,799     33,781
                                                              --------   --------
    Total assets............................................  $541,428   $248,911
                                                              ========   ========
  Notes payable on real estate held for sale................  $344,868   $130,856
  Other liabilities.........................................    33,567     12,698
  Equity....................................................   162,993    105,357
                                                              --------   --------
    Total liabilities and equity............................  $541,428   $248,911
                                                              ========   ========
OTHER:
  Current assets............................................  $210,623   $ 36,095
  Non-current assets........................................   110,379      2,723
                                                              --------   --------
    Total assets............................................  $321,002   $ 38,818
                                                              ========   ========
  Current liabilities.......................................  $119,187   $  7,163
  Non-current liabilities...................................    63,609     15,845
  Minority interest.........................................     2,300         --
  Equity....................................................   135,906     15,810
                                                              --------   --------
    Total liabilities and equity............................  $321,002   $ 38,818
                                                              ========   ========
TOTAL:
  Assets....................................................  $862,430   $287,729
                                                              ========   ========
  Liabilities...............................................  $561,231   $166,562
  Minority interest.........................................     2,300         --
  Equity....................................................   298,899    121,167
                                                              --------   --------
    Total liabilities and equity............................  $862,430   $287,729
                                                              ========   ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
REAL ESTATE DEVELOPMENT:
  Total revenues.......................................  $ 58,075   $67,248    $108,829
  Total expenses.......................................    43,582    19,152      52,295
                                                         --------   -------    --------
    Net income.........................................  $ 14,493   $48,096    $ 56,534
                                                         ========   =======    ========
OTHER:
  Total revenues.......................................  $395,127   $24,300    $ 34,112
  Total expenses.......................................   369,670    23,368      23,977
                                                         --------   -------    --------
    Net income.........................................  $ 25,457   $   932    $ 10,135
                                                         ========   =======    ========
TOTAL:
  Total revenues.......................................  $453,202   $91,548    $142,941
  Total expenses.......................................   413,252    42,520      76,272
                                                         --------   -------    --------
    Net income.........................................  $ 39,950   $49,028    $ 66,669
                                                         ========   =======    ========

5. ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31:

                                                                2000       1999
                                                              --------   --------
Payroll and bonuses.........................................  $ 38,422   $38,387
Commissions.................................................    41,475    36,939
Deferred income.............................................     6,381     4,394
Insurance accrual...........................................       936       979
Additional consideration for acquisitions...................        --     2,000
Other.......................................................    13,943    10,574
                                                              --------   -------
                                                              $101,157   $93,273
                                                              ========   =======

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt consists of the following at December 31:

                                                                2000       1999
                                                              --------   --------
Borrowings under a $150,000 line of credit with a bank; due
  December 2003, bearing interest at 1) the greater of prime or the Federal Funds Effective Rate plus 0.5% or 2) the
  Eurocurrency rate plus a margin ranging from 1.625% to
  2.25% (weighted average borrowing rate of 7.83% at
  December 31, 2000); interest payable monthly..............  $75,105    $62,105
Note payable to entity owned by stockholder; bearing
  interest at 6.0%; principal and interest payable
  quarterly; paid off in April 2000.........................       --        500
Other.......................................................    1,377        220
                                                              -------    -------
Total long-term debt........................................   76,482     62,825
Less current portion of long-term debt......................    1,377        569
                                                              -------    -------
                                                              $75,105    $62,256
                                                              =======    =======

    In December 2000, the Company amended and restated the $150,000 line of credit. The shares of certain subsidiaries of the Company, accounting for 80% of Adjusted Gross EBITDA, as defined in the $150,000 line of credit agreement, are pledged as security for the $150,000 line of credit.

    The Company is subject to various covenants associated with the $150,000 line of credit such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends exceeding 50% of the previous year's net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. If certain financial ratios fall below a specified level, the Company will be required to make payments equal to cash flow until such time as the ratios reach the pre-established levels. At December 31, 2000, the Company is in compliance with all debt covenants.

    The covenants associated with the $150,000 line of credit and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the line of credit to an amount less than the $150,000 commitment. At December 31, 2000, the Company has $62,618 available (taking into account letters of credit outstanding of $12,277) under its $150,000 line of credit.

    Under both the original and amended and restated $150,000 line of credit, the Company pays a quarterly fee equal to 0.25% of the unused commitments under the line. In addition, the $150,000 line of credit requires the Company to enter into one or more interest rate agreements for the Company's indebtedness in excess of $50,000 ensuring the net interest is fixed (see Note 15).

    Principal maturities of long-term debt at December 31, 2000 are as follows:

2001.......................................................  $ 1,377
2002.......................................................       --
2003.......................................................   75,105
                                                             -------
                                                             $76,482
                                                             =======

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
    The Company has obligations under capital leases, primarily for furniture and equipment, with maturity dates through 2005 and bearing interest at various rates ranging from 4.53% to 12.00% per annum at December 31, 2000. Capital lease obligations are secured by the underlying assets.

    Capital lease obligations consist of the following at December 31:

                                                                2000       1999
                                                              --------   --------
Capital lease obligations...................................  $11,760     $1,259
Less: Current portion of capital lease obligations..........    5,219        874
                                                              -------     ------
                                                              $ 6,541     $  385
                                                              =======     ======

    Future minimum payments under capital lease obligations at December 31, 2000 are as follows:

2001........................................................  $ 6,218
2002........................................................    4,761
2003........................................................    2,176
2004........................................................       52
2005........................................................        3
                                                              -------
Total minimum lease payments................................   13,210
Amount representing interest................................   (1,450)
                                                              -------
Present value of net minimum lease payments.................  $11,760
                                                              =======

7. NOTES PAYABLE ON REAL ESTATE HELD FOR SALE

    The Company has loans secured by real estate held for sale (the majority of which are construction loans) totaling $148,098 and $134,827 as of December 31, 2000 and 1999, respectively. Interest rates on loans outstanding at December 31, 2000 range from 7.0% to 13.00%. Generally, interest only is payable on the real estate loans, with all unpaid principal and interest due at maturity. The unused commitments on real estate loans total $43,146 at December 31, 2000. All real estate loans have been classified as current liabilities on the balance sheet since the loans are expected to be repaid as the related projects are sold and projects are generally expected to be sold within one year of completion (see Note 2).

    Five of the loans (totaling $3,236 and $7,035 at December 31, 2000 and 1999, respectively) are drawn under a $30,000 master construction loan agreement with a bank. The loans are secured by real estate held for sale with an aggregate carrying value of $4,951 at December 31, 2000. The loans bear interest at LIBOR plus 2.25%, prime rate, or a combination of the two interest rates. Interest rates on loans outstanding at December 31, 2000 range from 8.85% to 9.08%. The Company is subject to various covenants associated with the $30,000 master construction loan agreement such as maintenance of minimum net worth and liquidity and certain key financial data. At December 31, 2000, the Company has $24,474 available under the master construction loan.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. NOTES PAYABLE ON REAL ESTATE HELD FOR SALE (CONTINUED)
    Four of the loans (totaling $4,388 and $0 at December 31, 2000 and 1999, respectively) are drawn under a two-year $20,000 revolving line of credit with a bank. The loans are secured by real estate held for sale with an aggregate carrying value of $5,909 at December 31, 2000. The loans bear interest at LIBOR plus 1.75%, or prime rate, and the proceeds of the loans must be used for the acquisition of retail properties subject to "triple net" leases. The interest rate on loans outstanding at December 31, 2000 is 8.38%. The Company is subject to various covenants associated with the $20,000 revolving line of credit such as maintenance of minimum equity and liquidity and certain key financial data. The Company pays a quarterly fee equal to 0.20% of the unused commitments under the line. In December 2000, the revolving line of credit expired and was not renewed; therefore, no additional loans could be made under the revolving line of credit. The outstanding loans mature September 27, 2001.

    Capitalized interest in 2000 and 1999 totaled $3,872 and $3,118, respectively. At December 31, 2000, $35,084 of the $148,098 real estate loans are recourse to the Company.

8. STOCKHOLDERS' EQUITY

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

    In August 1996, in connection with a private offering to Company employees and directors of 9,634 shares of Class E common stock, the Company provided financing of $9,394 to stockholders, which was reflected as a reduction of stockholders' equity. These stockholder loans bore interest at prime plus 0.5% interest. Principal and interest were payable annually and the notes were to mature in March 2001. Principal and interest payments of $98 and $2, respectively, were received in 2000 and $806 and $95, respectively, were received in 1999. At December 31, 2000, all amounts under the notes were repaid.

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

    Under the Trammell Crow Company 1997 Option Plan (the "Assumed Option Plan"), the Company issued options to purchase 2,423,769 shares of the Company's common stock at an exercise price of $3.85 per share. All options available under the Assumed Option Plan were granted on August 1, 1997. The options vested at the closing of the Company's initial public offering on December 1, 1997, and became exercisable 30 days after that date. The options expire 10 years from the date of grant.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. STOCKHOLDERS' EQUITY (CONTINUED)
    The Trammell Crow Company Long-Term Incentive Plan (the "Long-Term Plan") originally provided for the issuance of up to 5,334,878 shares of common stock. In May 1999, the Long-Term Plan was amended to increase the number of shares available for future awards to 8,634,878 shares of common stock. Options to acquire shares of common stock granted by the Company under the Long-Term Plan have exercise prices equal to the fair market value of the common stock on the date of grant and expire 10 years from the date of grant. Except for options granted to members of the Board of Directors and options granted in connection with acquisitions of real estate service companies, options vest over periods ranging from three to five years, and generally have partial vesting on anniversaries of the grant date.

    The Long-Term Plan also provides for the awards of Stock Appreciation Rights, Restricted Stock and Performance Units. In 2000 and 1999, the Company granted 108,025 shares and 130,727 shares, respectively, of restricted stock under the Long-Term Plan. The restricted stock vesting periods range from three to five years, with partial vesting on each of the anniversaries of the grant date. The Company recognizes compensation expense related to restricted stock grants over the vesting period of the restricted stock in an amount equal to the fair market value of the Company's stock on the date of grant.

    At December 31, 2000, common shares reserved for future issuance under the Assumed Option Plan and the Long-Term Plan total 9,978,672 shares.

    In addition to restricted shares issued under the Long-Term Plan, in October 1998, in connection with one of its acquisitions (see Note 13), the Company issued an aggregate of 60,315 shares of restricted stock to certain employees of the acquired business who were employed by the Company at that date. The 47,618 shares issued to grantees who had been continuously employed by the Company from the date of closing vested on July 2, 2000. The remaining shares were forfeited.

    The weighted-average grant date fair value of the Company's restricted stock is $11.44 for stock granted in 2000, $16.84 for stock granted in 1999 and $30.79 for stock granted in 1998. The Company recognized compensation expense of $1,592, $1,587 and $444 in 2000, 1999 and 1998, respectively, related to the grants of restricted shares, net of forfeitures.

    Pro forma information regarding net income and earnings per share, shown in the table below, has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.23%, 5.59% and 5.61%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.526, 0.456 and 0.320; and a weighted-average expected life of the options of seven years for 2000 grants, seven years for 1999 grants and eight years for 1998 grants.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly differently

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. STOCKHOLDERS' EQUITY (CONTINUED)
than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information is as follows:

                                                             2000       1999       1998
                                                           --------   --------   --------
Pro forma net income.....................................  $28,656    $47,836    $41,787
Pro forma earnings per common share
  Basic..................................................  $  0.82    $  1.37    $  1.23
  Diluted................................................  $  0.79    $  1.31    $  1.15

    A summary of the Company's stock option activity and related information, for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                       2000
                                  ------------------------------------------------------------------------------
                                                                        EXERCISE         EXERCISE
                                                    EXERCISE PRICE       PRICE            PRICE
                                  EXERCISE PRICE     OF $10.75 TO     OF $17.45 TO     OF $26.64 TO
                                  OF $3.85 (BELOW     $17.44 (AT       $26.63 (AT       $36.00 (AT
                                   MARKET PRICE      MARKET PRICE     MARKET PRICE     MARKET PRICE
                                  AT GRANT DATE)    AT GRANT DATE)   AT GRANT DATE)   AT GRANT DATE)     TOTAL
                                  ---------------   --------------   --------------   --------------   ---------
OPTIONS OUTSTANDING:
  Beginning of year.............     1,739,571           867,622         3,192,638          236,629    6,036,460
  Granted.......................            --         1,624,343                --               --    1,624,343
  Exercised.....................      (126,448)               --                --               --     (126,448)
  Forfeited.....................            --          (151,297)         (326,371)         (18,356)    (496,024)
  Expired.......................            --                --                --               --           --
                                     ---------         ---------         ---------        ---------    ---------
    End of year.................     1,613,123         2,340,668         2,866,267          218,273    7,038,331
                                     =========         =========         =========        =========    =========
WEIGHTED-AVERAGE EXERCISE PRICE
  OF OPTIONS:
  Granted.......................            --         $    7.03                --               --
  Exercised.....................     $    3.85                --                --               --
  Forfeited.....................            --         $   14.58         $   17.62        $   31.72
  Outstanding at end of year....     $    3.85         $   13.45         $   17.79        $   29.80
  Weighted-average remaining
    contractual life............     6.6 years         8.9 years         7.4 years        7.4 years
OPTIONS EXERCISABLE:
  Number of options.............     1,613,123           212,636         2,072,205          135,743    4,033,707
  Weighted-average exercise
    price.......................     $    3.85         $   16.92         $   17.68        $   30.07

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. STOCKHOLDERS' EQUITY (CONTINUED)

                                                                       1999
                                  ------------------------------------------------------------------------------
                                                                        EXERCISE         EXERCISE
                                                    EXERCISE PRICE       PRICE            PRICE
                                  EXERCISE PRICE     OF $10.75 TO     OF $17.45 TO     OF $26.64 TO
                                  OF $3.85 (BELOW     $17.44 (AT       $26.63 (AT       $36.00 (AT
                                   MARKET PRICE      MARKET PRICE     MARKET PRICE     MARKET PRICE
                                  AT GRANT DATE)    AT GRANT DATE)   AT GRANT DATE)   AT GRANT DATE)     TOTAL
                                  ---------------   --------------   --------------   --------------   ---------
OPTIONS OUTSTANDING:
  Beginning of year.............     2,123,474                --         2,242,094          231,616    4,597,184
  Granted.......................            --           910,979         1,333,580            8,714    2,253,273
  Exercised.....................      (383,903)               --           (22,456)              --     (406,359)
  Forfeited.....................            --           (43,357)         (360,580)          (3,701)    (407,638)
  Expired.......................            --                --                --               --           --
                                     ---------         ---------         ---------        ---------    ---------
    End of year.................     1,739,571           867,622         3,192,638          236,629    6,036,460
                                     =========         =========         =========        =========    =========
WEIGHTED-AVERAGE EXERCISE PRICE
  OF OPTIONS:
  Granted.......................            --         $    9.74         $    9.99        $   15.14
  Exercised.....................     $    3.85                --         $   17.50               --
  Forfeited.....................            --         $   17.44         $   17.60        $   30.85
  Outstanding at end of year....     $    3.85         $   17.37         $   17.77        $   29.95
  Weighted-average remaining
    contractual life............     7.6 years         9.4 years         8.4 years        8.4 years
OPTIONS EXERCISABLE:
  Number of options.............     1,739,571                --         1,355,111           93,684    3,188,366
  Weighted-average exercise
    price.......................     $    3.85                --         $   17.61        $   30.19

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. STOCKHOLDERS' EQUITY (CONTINUED)

                                                                      1998
                                 ------------------------------------------------------------------------------
                                                   EXERCISE PRICE   EXERCISE PRICE   EXERCISE PRICE
                                 EXERCISE PRICE     OF $10.75 TO     OF $17.45 TO     OF $26.64 TO
                                 OF $3.85 (BELOW     $17.44 (AT       $26.63 (AT       $36.00 (AT
                                  MARKET PRICE      MARKET PRICE     MARKET PRICE     MARKET PRICE
                                 AT GRANT DATE)    AT GRANT DATE)   AT GRANT DATE)   AT GRANT DATE)     TOTAL
                                 ---------------   --------------   --------------   --------------   ---------
OPTIONS OUTSTANDING:
  Beginning of year............     2,423,769             --           2,364,277               --     4,788,046
  Granted......................            --             --              13,143          240,742       253,885
  Exercised....................      (300,295)            --              (6,636)              --      (306,931)
  Forfeited....................            --             --            (128,690)          (9,126)     (137,816)
  Expired......................            --             --                  --               --            --
                                    ---------            ---           ---------       ----------     ---------
    End of year................     2,123,474             --           2,242,094          231,616     4,597,184
                                    =========            ===           =========       ==========     =========
WEIGHTED-AVERAGE EXERCISE PRICE
  OF OPTIONS:
  Granted......................            --             --           $   13.13       $    14.90
  Exercised....................     $    3.85             --           $   17.50               --
  Forfeited....................            --             --           $   17.50       $    32.88
  Outstanding at end of year...     $    3.85             --           $   17.59       $    30.11
  Weighted-average remaining
    contractual life...........     8.6 years             --           8.9 years        9.4 years
OPTIONS EXERCISABLE:
  Number of options............     2,123,474             --             746,069           45,468     2,915,011
  Weighted-average exercise
    price......................     $    3.85             --           $   17.61       $    30.80

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. INCOME TAXES

    The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                             2000       1999       1998
                                                           --------   --------   --------
Current
  Federal................................................  $25,038    $25,387    $20,466
  State..................................................    5,055      5,124      4,081
                                                           -------    -------    -------
                                                            30,093     30,511     24,547
Deferred
  Federal................................................   (5,335)     3,862      4,396
  State..................................................   (1,077)       781        731
                                                           -------    -------    -------
                                                            (6,412)     4,643      5,127
                                                           -------    -------    -------
                                                           $23,681    $35,154    $29,674
                                                           =======    =======    =======

    The components of the net deferred tax asset are summarized below as of December 31:

                                                                2000       1999
                                                              --------   --------
Deferred tax assets
  Bad debts.................................................  $ 1,519    $ 1,013
  Depreciation..............................................    1,156        891
  Basis difference on real estate held for sale.............      964        963
  Compensation expense relating to stock options............    8,643      9,330
  Tax loss carry-forward....................................       --        124
  Impairment of e-commerce investments......................    5,893         --
  Other.....................................................    2,791      1,739
                                                              -------    -------
                                                               20,966     14,060
  Less: valuation allowance.................................   (1,730)    (1,866)
                                                              -------    -------
  Total deferred tax assets.................................   19,236     12,194
Deferred tax liabilities
  State taxes...............................................     (775)      (775)
  Goodwill amortization.....................................     (909)    (1,193)
  Other.....................................................   (2,245)    (1,555)
                                                              -------    -------
  Total deferred tax liabilities............................   (3,929)    (3,523)
                                                              -------    -------
Net deferred tax asset......................................  $15,307    $ 8,671
                                                              =======    =======

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. INCOME TAXES (CONTINUED)
    Components of deferred income taxes are as follows at December 31:

                                                                2000       1999
                                                              --------   --------
Current.....................................................  $ 2,219     $1,585
Noncurrent..................................................   13,088      7,086
                                                              -------     ------
  Net deferred tax asset....................................  $15,307     $8,671
                                                              =======     ======

    The differences between the provisions for income taxes and the amounts computed by applying the statutory federal income tax rates to income before income taxes for the years ended December 31 are:

                                                             2000       1999       1998
                                                           --------   --------   --------
Tax at statutory rate applied to income before income
  taxes..................................................  $20,698    $31,360    $26,644
State income taxes, net of federal tax benefit...........    2,537      3,842      3,070
Non-deductible meals.....................................      887        876        787
Other....................................................     (305)      (512)      (593)
Change in valuation allowance............................     (136)      (412)      (234)
                                                           -------    -------    -------
                                                           $23,681    $35,154    $29,674
                                                           =======    =======    =======

10. OPERATING LEASES

    The Company has commitments under operating leases for office space and office equipment. During the years ended December 31, 2000, 1999 and 1998, rent expense was $22,247, $17,604 and $11,663, including $1,096, $4,310 and $1,913, respectively, paid to affiliates of the Company.

    Minimum future rentals under noncancelable operating lease commitments in effect at December 31, 2000, are as follows:

                                                          AFFILIATE   NONAFFILIATE    TOTAL
                                                          ---------   ------------   --------
2001....................................................   $  526       $18,471      $18,997
2002....................................................      430        15,721       16,151
2003....................................................      354        11,927       12,281
2004....................................................      129         9,625        9,754
2005....................................................       11         5,229        5,240
Thereafter..............................................       --         8,305        8,305
                                                           ------       -------      -------
                                                           $1,450       $69,278      $70,728
                                                           ======       =======      =======

11. EMPLOYEE BENEFIT PLANS

    The Company's employees participate in a defined contribution savings plan, which provides the opportunity for pretax contributions by employees. The Company matches 50% of the employee's contributions up to 6% of the employee's annual earnings or a maximum of $5 per employee per

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
annum. The Company's contribution expense for 2000, 1999 and 1998 was $4,980, $4,095 and $2,909, respectively.

    Prior to 1998, the Company administered a profit sharing plan for key employees (the "Profit Sharing Plan"). Each participant had a profit sharing account that was adjusted annually for the participant's percentage of the earnings for a profit sharing unit, cash distributions, tax rate changes, and other adjustments. Distributions to participants were limited to Available Cash, as defined. Any difference between the amount expensed and the amount paid to the participants was recorded as deferred compensation. The Company's management board approved the percentage of earnings available to profit sharing participants. Such percentages were approximately 58% of earnings before profit sharing, as defined, in 1997. In connection with the Company's initial public offering, the Company terminated any future awards under the Profit Sharing Plan. All remaining deferred compensation accrued through 1997 was paid by December 31, 1999.

    Effective March 1, 1998, the Company established the Trammell Crow Company Employee Stock Purchase Plan (the "ESPP"). Employees may elect to have bi-weekly payroll deductions of 1% to 10% of gross earnings, which is used to purchase, on a semi-annual basis, stock of the Company at a 15% discount from market value. The ESPP is available to all employees. The Company has reserved 1,000,000 shares of common stock for issuance under the ESPP, of which 606,283 have been issued as of December 31, 2000. Shares issued under the ESPP may be issued from treasury, if available.

12. GAIN ON DISPOSITION OF REAL ESTATE

    Real estate dispositions during the years ended December 31 were as follows:

                                                          2000       1999       1998
                                                        --------   --------   --------
Projects sold.........................................        48         35         41
Net sale price........................................  $211,600   $159,280   $213,234
Gain on sale..........................................  $ 41,804   $ 33,410   $ 31,658

    In 2000, the Company received $15,160 from a real estate partnership in which it has a 10% interest, representing reimbursement of costs expended in excess of the Company's required capital contribution of $354. In two other transactions, the Company sold its interest, at net book value, in partnerships that owned real estate with an aggregate cost of $16,827 and debt and outstanding payables totaling the same amount. In conjunction with the sales of two other real estate projects, the Company provided financing to the purchasers for a portion of the purchase price in the aggregate amount of $7,022.

    The Company entered into two agreements with land sellers whereby the Company acquired property subject to nonrecourse purchase money mortgages with the contractual right to deed back to these sellers any property not sold by a certain date. In 2000, in accordance with its rights under these agreements, the Company deeded land back to the lenders with an aggregate fair market value of $6,108.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. GAIN ON DISPOSITION OF REAL ESTATE (CONTINUED)
    In the fourth quarter of 2000, the Company sold all of its partnership interests in a 100%-owned subsidiary for a net sales price of $26,949. In exchange for the net assets of the partnership, which included $26,782 of real estate held for sale, other assets of $1,419, and the assumption of a mortgage loan and liabilities of $26,915, the Company received net cash proceeds of $4,120 and has a receivable from the buyer of $1,581, resulting in a gain on disposition of $3,864.

13. ACQUISITIONS OF REAL ESTATE SERVICE COMPANIES

    In December 2000, the Company recorded a $25,347 writedown due to impairment of goodwill and related intangibles representing the remaining unamortized balance of goodwill and intangibles recorded in connection with an acquisition of the business of Doppelt & Company in August 1997. The impairment was triggered by: (i) the loss in the fourth quarter of 2000 of key management and revenue-producing personnel hired from the acquired company; (ii) the loss of key national customers related to the acquired company and resignation from unprofitable accounts; and (iii) the identification in the fourth quarter of 2000 of increasing losses, as well as a net loss for the fourth quarter of 2000 for the acquired business, instead of a net profit for the fourth quarter of 2000 as was expected at the end of the third quarter of 2000. In evaluating the extent of the impairment related to its 1997 acquisition, the Company considered the following factors: (i) a reduction of revenue from the largest individual customer of the acquired company and an announcement by the customer that they would be further reducing the services required by the Company, (ii) the 2001 business plan related to the acquired company did not include any additional revenues from the acquired company clients and (iii) the Company's determination that there is no positive cash flow or earnings associated with the acquired company and the Company's reluctance to commit additional resources to the acquired business. Revenues and net income (loss) before tax and writedowns, respectively, related to the acquired business were $7,188 and $(5,788) in 2000, $10,888 and $190 in 1999, and $9,808 and $179 in 1998.

    1999 ACQUISITION

    In July 1999, the Company acquired the business of Phoenix Corporate Services LLC, a Cambridge, Massachusetts-based commercial real estate outsourcing services firm, and Leeds Construction Company, Inc., an affiliated company ("Phoenix"). The Company acquired substantially all of the assets of Phoenix for a base purchase price of approximately $10,260 ($8,760 of which was paid in cash at closing and the remainder of which was satisfied by issuing a $1,500 letter of credit into escrow at closing) and 268,306 shares of common stock. The $1,500 letter of credit expired in July 2000 at which time the Company paid cash in the amount of $1,500 to settle the liability. In addition, the Company agreed to pay up to $2,400 in cash if the acquired business meets certain performance thresholds. As of December 31, 2000, $1,650 of this amount was earned and paid. At the date of acquisition, the Company also issued 5,619 restricted shares of common stock under the Company's Long-Term Incentive Plan to an employee of Phoenix who became employed by the Company in connection with the acquisition, and paid an aggregate of $600 to the two principals and an employee of Phoenix in exchange for certain covenants not to compete. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. ACQUISITIONS OF REAL ESTATE SERVICE COMPANIES (CONTINUED)
$14,607. The operations of Phoenix are included in the Company's operations from the date of acquisition. The Company borrowed approximately $10,000 under its credit facility to fund the acquisition.

    1998 ACQUISITIONS

    In March 1998, the Company purchased all of the issued and outstanding capital stock of Tooley & Company, Inc. ("Tooley"), a California real estate services company primarily engaged in office management and leasing. The Company paid cash of $23,566 for the capital stock, and paid an additional $1,000 to two of the principals of Tooley as consideration for non-compete agreements. The Company also agreed to pay the seller an additional $3,000 of purchase price if Tooley achieves certain performance standards in the future, as well as certain payments based upon the future performance of certain of Tooley's projects. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $17,387. The operations of Tooley are included in the Company's operations from the date of acquisition. The Company borrowed $23,000 under its credit facility to fund the purchase.

    In May 1998, the Company acquired the business of Fallon Hines &
O'Connor, Inc., a Boston, Massachusetts-based commercial real estate brokerage, consulting and advisory firm ("Fallon"). In exchange for substantially all of the assets of Fallon, the Company paid approximately $30,595 in cash and agreed to pay up to an additional $7,000 in cash and/or stock options if certain conditions are satisfied. The Company paid $2,500 and issued certain stock options during the first quarter of 1999. In addition, the Company paid $2,000 in the first quarter of 2000 (included in accrued expenses at December 31, 1999). The Company also paid an aggregate of $2,000 to the principals of Fallon at the time of acquisition in exchange for certain covenants not to compete. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $34,160. The operations of Fallon are included in the Company's operations from the date of acquisition. The Company borrowed $32,000 under its credit facility to meet its initial funding obligations relating to the acquisition.

    In July 1998, the Company acquired a portion of the businesses of Faison & Associates ("Faison") and Faison Enterprises, Inc. ("Faison Enterprises"), which are engaged in the development, leasing and management of office and retail properties primarily in the Midatlantic and Southeast regions of the United States. In exchange for the portion of the businesses acquired, the Company paid $36,107 in cash and delivered a $2,000 promissory note that bore interest at an annual rate of 6.0%. The note was payable in eight equal quarterly installments and matured on April 30, 2000. In connection with the closing, Mr. Henry Faison and Faison Enterprises purchased an aggregate of 127,828 shares of common stock for $4,000. In addition, the Company entered into a development program with Faison Enterprises to develop certain retail projects identified through the operations purchased. Faison Enterprises also entered into a long-term services contract with the Company with respect to the properties developed under this program and certain other properties controlled by Mr. Faison.

    In connection with the acquisition, the Company entered into employment agreements with four key employees, including Mr. Faison, and in connection with such employment agreements, the

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. ACQUISITIONS OF REAL ESTATE SERVICE COMPANIES (CONTINUED)
Company paid an aggregate of $1,000 in exchange for certain covenants not to compete. The Company issued options to purchase an aggregate of 71,424 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant to certain employees of the acquired business who were retained after the closing.

    In addition, the Company granted restricted shares of its common stock to certain employees of the acquired business who were retained after the closing (see Note 8). At the closing, Mr. Faison was elected to serve as a Class III Director of the Company's Board of Directors with a term expiring at the Company's annual meeting of stockholders in 2000. At that time, Mr. Faison was re-elected to serve as a Class III Director with a term expiring at the Company's annual meeting of stockholders in 2003. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $32,086. The operations of Faison are included in the Company's operations from the date of acquisition. The Company borrowed $37,105 under its credit facility to fund the acquisition.

14. RELATED PARTY TRANSACTIONS

    In 2000, 1999 and 1998, the Company derived 7%, 8% and 7%, respectively, of its total revenues from services provided principally to certain stockholders of the Company. In addition, in 2000, 1999, and 1998, the Company derived 2%, 2% and 3%, respectively, of its total revenues from services provided to a customer of which one of the Company's directors was an officer during 2000.

    In January 1997, the Company formed a joint venture with an affiliate of one of the stockholders to provide management information services. Both parties shared equally in any distributions from the joint venture. The Company received distributions of $949 through December 31, 2000. The Company entered into a 5-year management information system agreement with the joint venture for related services and paid fees totaling $360, $4,978 and $4,468 in 2000, 1999 and 1998, respectively, for such services. In early 2000, the Company reduced the services received from the joint venture.

15. FINANCIAL INSTRUMENTS

    In September 1998, as required under the Company's $150,000 line of credit, the Company entered into an interest rate swap to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes. Through June 24, 1999, the Company had an interest rate swap outstanding with a notional amount of $135,000. This swap agreement established a fixed interest pay rate of 5.29% on a portion of the Company's variable rate debt. On June 24, 1999, the interest rate swap agreement was renewed for a nine-month period ending March 24, 2000, with a notional amount of $125,000. This swap agreement established a fixed interest pay rate of 5.52% on a portion of the Company's variable rate debt. On March 24, 2000, the interest rate swap agreement was renewed for a twelve-month period ending
March 24, 2001, with a notional amount of $150,000 through June 26, 2000, a notional amount of $125,000 through September 25, 2000 and a notional amount of $100,000 through March 24, 2001. This swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company's variable rate debt. Under these swap agreements, if the actual LIBOR-based

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15. FINANCIAL INSTRUMENTS (CONTINUED)
rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is refunded to the Company and recorded as a reduction of interest expense. The weighted average receive rates for these swap agreements for 2000, 1999 and 1998 were 6.40%, 5.20% and 5.32%, respectively. In connection with these agreements, the Company recorded a reduction of interest expense of $3 in 2000, recorded an incremental interest expense of $260 in 1999, and a reduction of interest expense of $3 in 1998.

    Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company's long-term debt and notes payable on real estate held for sale reasonably approximate their fair values based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

16. COMMITMENTS AND CONTINGENCIES

    At December 31, 2000, the Company has guaranteed $24,508 of real estate notes payable of others. These notes are secured by the underlying real estate and have maturity dates through May 2005. The Company has outstanding letters of credit totaling $13,162 at December 31, 2000, which expire at varying dates through January 2003.

    In addition, at December 31, 2000, the Company has several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

    The Company and its subsidiaries are defendants in lawsuits that arise in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's results of operations or financial position.

17. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is summarized below for the years ended December 31:

                                                             2000       1999       1998
                                                           --------   --------   --------
Interest paid............................................  $18,677    $11,029    $13,162
Income taxes paid........................................   33,648     21,382     19,662
Profit sharing distributions paid........................       --      5,860     15,004
Non cash activities:
  Issuance of restricted stock, net of forfeitures.......    2,433      1,955      2,323
  Capital lease obligations..............................   12,928         --         --
  Contributions of contracts by minority interest
    holder...............................................    2,681         --         --

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18. SEGMENT INFORMATION

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

    Within the Institutional segment, the Company provides property management, brokerage services and development services to institutional investors in commercial property, who typically are not the primary occupants of the facilities.

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

    MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The Company evaluates performance and allocates resources among its three reportable segments based on income before income taxes and EBITDA (as defined in footnote 2 in the following table). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18. SEGMENT INFORMATION (CONTINUED)
    Summarized financial information for reportable segments as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                2000     1999 (3)   1998 (3)
                                                              --------   --------   --------
CORPORATE:
  Total revenues............................................  $350,954   $239,155   $160,113
  Costs and expenses(1).....................................   345,604    214,943    144,309
                                                              --------   --------   --------
  Income before income taxes................................     5,350     24,212     15,804
  Depreciation and amortization.............................    11,034      6,379      3,348
  Interest expense..........................................     3,942      1,145        920
  Writedowns due to impairment of goodwill..................    25,347         --         --
                                                              --------   --------   --------
  EBITDA, as adjusted(2)....................................  $ 45,673   $ 31,736   $ 20,072
                                                              ========   ========   ========
  Segment assets............................................  $222,121   $178,746   $118,553
                                                              ========   ========   ========
INSTITUTIONAL:
  Total revenues............................................  $460,715   $448,288   $357,410
  Costs and expenses(1).....................................   389,211    382,903    297,089
                                                              --------   --------   --------
  Income before income taxes................................    71,504     65,385     60,321
  Depreciation and amortization.............................    13,088     11,164      7,061
  Interest expense..........................................    13,005      8,362      9,357
                                                              --------   --------   --------
  EBITDA, as adjusted(2)....................................  $ 97,597   $ 84,911   $ 76,739
                                                              ========   ========   ========
  Segment assets............................................  $502,149   $453,264   $349,962
                                                              ========   ========   ========
E-COMMERCE:
  Total revenues............................................  $     --   $     --   $     --
  Costs and expenses(1).....................................    17,719         --         --
                                                              --------   --------   --------
  Loss before income taxes..................................   (17,719)        --         --
  Depreciation and amortization.............................        --         --         --
  Interest expense..........................................        --         --         --
  Writedowns due to impairment of investments...............    15,000         --         --
                                                              --------   --------   --------
  EBITDA, as adjusted(2)....................................  $ (2,719)  $     --   $     --
                                                              ========   ========   ========
  Segment assets............................................  $  2,164   $  6,000   $     --
                                                              ========   ========   ========
TOTAL:
  Total revenues............................................  $811,669   $687,443   $517,523
  Costs and expenses(1).....................................   752,534    597,846    441,398
                                                              --------   --------   --------
  Income before income taxes................................    59,135     89,597     76,125
  Depreciation and amortization.............................    24,122     17,543     10,409
  Interest expense..........................................    16,947      9,507     10,277
  Writedowns due to impairment of goodwill and
    investments.............................................    40,347         --         --
                                                              --------   --------   --------
  EBITDA, as adjusted(2)....................................  $140,551   $116,647   $ 96,811
                                                              ========   ========   ========
  Total assets..............................................  $726,434   $638,010   $468,515
                                                              ========   ========   ========

------------------------
(1) Costs and expenses include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $2,266, $825 and $411 related to the

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18. SEGMENT INFORMATION (CONTINUED)
    Corporate segment and $2,013, $2,472 and $798 related to the Institutional segment in 2000, 1999 and 1998, respectively. Through December 2000, there had been no non-cash compensation expense related to the E-Commerce segment.

(2) EBITDA, as adjusted, represents earnings before interest, income taxes and depreciation and amortization, and in 2000, writedowns due to impairment of goodwill and related intangibles and impairment of the value of certain e-commerce investments. Management believes that EBITDA, as adjusted, can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA, as adjusted, is comparable to similarly titled items reported by other companies.

(3) The 1999 and 1998 segment information has been reclassified to conform to the presentation of 2000 segment information to reflect the changes in the Company's reportable segments effective January 1, 2000 and the addition of the E-Commerce segment in the second quarter of 2000.

19. UNAUDITED INTERIM FINANCIAL INFORMATION

    Unaudited summarized financial information by quarter is as follows:

                                                              QUARTER ENDED
                                           ---------------------------------------------------
                                           MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                           ---------   --------   -------------   ------------
2000:
  Total revenues.........................  $163,244    $186,090(1)   $202,757       $259,578
  Net income.............................     3,700       8,393       16,635           6,726(2)
  Earnings per share:
    Basic................................  $    .11    $    .24     $    .48        $    .19(2)
    Diluted..............................  $    .10    $    .23     $    .46        $    .18(2)
1999:
  Total revenues.........................  $134,789    $149,736     $195,682        $207,236
  Net income.............................     7,103       8,264       16,699          22,377
  Earnings per share:
    Basic................................  $    .21    $    .24     $    .47        $    .64
    Diluted..............................  $    .20    $    .23     $    .46        $    .61
1998:
  Total revenues.........................  $ 88,959    $113,536     $144,461        $170,567
  Net income.............................     6,329      10,851       14,284          14,987
  Earnings per share:
    Basic................................  $    .19    $    .32     $    .42        $    .44
    Diluted..............................  $    .18    $    .30     $    .39        $    .41

------------------------

(1) Certain revenues for the period ended June 30, 2000 have been reclassified to conform to the presentation for the quarter and year ended December 31, 2000. As a result, total revenues for the quarter ended June 30, 2000 differ from the amounts reported in the Company's Quarterly Report on Form 10-Q for June 30, 2000. These reclassifications do not impact net income.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19. UNAUDITED INTERIM FINANCIAL INFORMATION (CONTINUED)
(2) In December 2000, the Company recorded a $25,347 writedown due to impairment of goodwill and related intangibles recorded in connection with an acquisition of a company in August 1997 (see Note 13). Also in December 2000, the Company recorded a $15,000 writedown to reflect impairment in the value of e-commerce investments made in late 1999 and 2000, consistent with the decrease in value of companies in this sector generally in the latter part of 2000 (see Note 4).

    Net income and earnings per share for the quarter ended December 31, 2000 reflect the impact of non-recurring charges to income totaling $40,347 related to the impairment of goodwill and the value of certain of the Company's e-commerce investments. Without the effects of these non-recurring charges, net income would have been $30,917 and basic and diluted earnings per share would have been $.88 and $.85, respectively, for the quarter ended December 31, 2000.

    In the quarter ended December 31, 2000, the Company recorded approximately $3,700 less bonus expense than the average of the bonus expense recorded for each of the previous three quarters of 2000. Bonus expense for the full year 2000 reflects the actual expected bonus payments based on the level of achievement of financial targets as set forth in the Company's compensation plans for certain management level personnel.

    In the fourth quarter of 1998, the Company recognized $10,081 of income from unconsolidated subsidiaries relating to one atypically large and profitable transaction.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                          INITIAL COST
                                                              --------------------------------------------------------------------
                                                                                                        FURNITURE,       COSTS
                                                                RELATED                 BUILDINGS AND   FIXTURES &   SUBSEQUENT TO
DESCRIPTION                                                   ENCUMBRANCE      LAND     IMPROVEMENTS    EQUIPMENT     ACQUISITION
-----------                                                   ------------   --------   -------------   ----------   -------------
RETAIL
Alexander Pointe, Charlotte, NC.............................    $    602     $    659      $    34      $    --         $   186
Diamond Bar, Diamond Bar, CA................................       5,650        1,475        4,290           --             121
Duncanville Toys, Duncanville, TX...........................         813          480           --           --             585
Gateway Plaza, Aurora, CO...................................       6,415        1,018        5,793           --             488
Haven Village, Cucamonga, CA................................       2,700        3,504           --           --             102
Jumbo Fitness, Dallas, TX...................................       2,522        2,124        1,404           --             302
NNN Care One, LP, CA........................................         766          984           --           --              --
NNN Care Eight, LP, CA......................................       2,282        2,290           --           --              --
NNN CW LP, NJ, IL, MO, MA, MI...............................       4,388           --        5,834           --              75
Quioccasin, Richmond, VA....................................         824          552           85           --             582
Ridge Rock, Fort Worth, TX..................................       7,106        2,636        3,131           --           2,191
Rock Hill, Rock Hill, SC....................................         630          405          111           --             594
Springtown Mall, San Marcos, TX.............................       4,396        1,366        1,198           --           3,385
USPS, Putnam Valley, PA.....................................          --          128           --           --           1,357
Village Green, Yorba Linda, CA..............................       2,750        1,890        2,316           --             374
Westview Plaza, Lebanon, TN.................................       2,126          788        1,822           --             164
Whitehall, Whitehall, NC....................................         368          504           --           --             174
OFFICE
411 W. Seventh, Fort Worth, TX..............................       1,230          380        2,400           --              26
Allen D-2, Allen, TX........................................       5,255          865           --           --           7,829
Boulder Office, Boulder, CO.................................      10,730        2,400        9,657           --             814
Burbank-Lockheed, Burbank, CA...............................      12,277        7,105          132           --           4,959
Forest Hill, Memphis, TN....................................       4,547        1,396           --           --           4,604
Freeport #2 & #3, Irving, TX................................      13,971        3,135           --           --          12,204
INDUSTRIAL
1102 Freeway, Grand Praire, TX..............................       5,945        1,230        4,587           --           1,267
Deerwood, Jacksonville, FL..................................       5,800        1,542        5,981           --              --
Elk Grove, Elk Grove, IL....................................      20,500        6,600       12,395           --             202
Gamecock, Rock Hill, SC.....................................         684        1,247           --           --             849
GC Services BTS, Lakeland, FL...............................          --        1,335           --           --             541
TC WC Partners, Austin, TX..................................          --          716           --           --              51
Textron, Orlando, FL........................................       4,063        1,900        2,891           --              --
LAND
AEW #10, Mt. Laurel Township, NJ............................          --          107           --           --             433
Arrowood, Charlotte, NC.....................................          --          321           --           --              --
Ballpark Way, Houston, TX...................................       6,596        6,601           --           --           1,124
Beveland, Tigard, OR........................................          --        1,489           --           --              --
Cameron, Alexandria, VA.....................................          --        3,359           --           --              --
Cedar Hollow, Chester County, PA............................       5,400       12,118           --           --           2,769
Cleveland, Cleveland, OH....................................          --          260           --           --              10
DC Land, Douglas County, CO.................................          --        1,888           --           --             978
Glasgow, Cherry Hill, NJ....................................          --        1,222           --           --              18
Hampden Town Center, Denver, CO.............................          --        4,346           --           --             774
Kileen, Kileen, TX..........................................          --          990           --           --              --
Lake Park Plaza, Lewisville, TX.............................          --          926           --           --             495
Lakeline Retail, Cedar Park, TX.............................         793        1,464           --           --              --
Loudon Tech, Loudon, VA.....................................          --        2,177           --           --             585
Loveland Land, Loveland, CO.................................          --          348           --           --             225
Montpelier II, LLC, Montpelier, MD..........................       3,976        3,068           --           --             935
Peachtree, Mesquite, TX.....................................          --          131           --           --              --
Sierra Corporate Center, Reno, NV...........................       1,993        2,534           --           --             287
TC Riverside, Belcamp, MD...................................          --          919           --           --             151
Telco LLC, Edgewood, CO.....................................          --        1,405           --           --              --
Temple Retail, Temple, TX...................................          --          747           --           --              --
USPS-Kerhonkson, Kerhonkson, NY.............................          --          129           --           --               1
Westridge at Gateway, Dallas, TX............................          --        1,535           --           --              13
Wood Village, Portland, OR..................................          --        3,981           --           --             417
                                                                --------     --------      -------      ----------      -------
  Total.....................................................    $148,098     $102,719      $64,061      $    --         $53,241
                                                                ========     ========      =======      ==========      =======

                                                                        BALANCE AT DECEMBER 31, 2000
                                                              ------------------------------------------------
                                                                                         FURNITURE,
                                                                         BUILDINGS AND   FIXTURES &                DATE OF
DESCRIPTION                                                     LAND     IMPROVEMENTS    EQUIPMENT    TOTAL(A)   CONSTRUCTION
-----------                                                   --------   -------------   ----------   --------   ------------
RETAIL
Alexander Pointe, Charlotte, NC.............................  $    535     $    344      $    --      $    879        2000
Diamond Bar, Diamond Bar, CA................................     1,475        4,411           --         5,886        1981
Duncanville Toys, Duncanville, TX...........................       480          585           --         1,065        2000
Gateway Plaza, Aurora, CO...................................     1,018        6,281           --         7,299        1984
Haven Village, Cucamonga, CA................................     3,504          102           --         3,606        2000
Jumbo Fitness, Dallas, TX...................................     2,124        1,706           --         3,830        2000
NNN Care One, LP, CA........................................       458          526           --           984     Various
NNN Care Eight, LP, CA......................................       818         1472           --         2,290     Various
NNN CW LP, NJ, IL, MO, MA, MI...............................        --        5,909           --         5,909        2000
Quioccasin, Richmond, VA....................................       525          694           --         1,219        1999
Ridge Rock, Fort Worth, TX..................................     2,636        5,322           --         7,958        1999
Rock Hill, Rock Hill, SC....................................       389          721           --         1,110        2000
Springtown Mall, San Marcos, TX.............................     1,366        4,583           --         5,949        1975
USPS, Putnam Valley, PA.....................................       487          998           --         1,485        2000
Village Green, Yorba Linda, CA..............................     1,890        2,690           --         4,580        1986
Westview Plaza, Lebanon, TN.................................       788        1,986           --         2,774        1987
Whitehall, Whitehall, NC....................................       504          174           --           678        2000
OFFICE
411 W. Seventh, Fort Worth, TX..............................       397        2,409           --         2,806        2000
Allen D-2, Allen, TX........................................     1,352        7,342           --         8,694        1998
Boulder Office, Boulder, CO.................................     2,400       10,471           --        12,871        1985
Burbank-Lockheed, Burbank, CA...............................     7,376        4,820           --        12,196        2000
Forest Hill, Memphis, TN....................................     1,396        4,604           --         6,000        1999
Freeport #2 & #3, Irving, TX................................     3,135       12,204           --        15,339        1998
INDUSTRIAL
1102 Freeway, Grand Praire, TX..............................     1,230        5,854           --         7,084        1977
Deerwood, Jacksonville, FL..................................     1,542        5,981           --         7,523        1974
Elk Grove, Elk Grove, IL....................................     6,683       12,514           --        19,197        1975
Gamecock, Rock Hill, SC.....................................     1,247          849           --         2,096        1999
GC Services BTS, Lakeland, FL...............................     1,335          541           --         1,876        2000
TC WC Partners, Austin, TX..................................       716           51           --           767        2000
Textron, Orlando, FL........................................     1,900        2,891           --         4,791        1985
LAND
AEW #10, Mt. Laurel Township, NJ............................       540           --           --           540         N/A
Arrowood, Charlotte, NC.....................................       321           --           --           321         N/A
Ballpark Way, Houston, TX...................................     7,725           --           --         7,725         N/A
Beveland, Tigard, OR........................................     1,489           --           --         1,489         N/A
Cameron, Alexandria, VA.....................................     3,359           --           --         3,359         N/A
Cedar Hollow, Chester County, PA............................    14,887           --           --        14,887         N/A
Cleveland, Cleveland, OH....................................       270           --           --           270         N/A
DC Land, Douglas County, CO.................................     2,866           --           --         2,866         N/A
Glasgow, Cherry Hill, NJ....................................     1,240           --           --         1,240         N/A
Hampden Town Center, Denver, CO.............................     5,120           --           --         5,120         N/A
Kileen, Kileen, TX..........................................       990           --           --           990         N/A
Lake Park Plaza, Lewisville, TX.............................     1,421           --           --         1,421         N/A
Lakeline Retail, Cedar Park, TX.............................     1,464           --           --         1,464         N/A
Loudon Tech, Loudon, VA.....................................     2,762           --           --         2,762         N/A
Loveland Land, Loveland, CO.................................       573           --           --           573         N/A
Montpelier II, LLC, Montpelier, MD..........................     4,003           --           --         4,003         N/A
Peachtree, Mesquite, TX.....................................       131           --           --           131         N/A
Sierra Corporate Center, Reno, NV...........................     2,821           --           --         2,821         N/A
TC Riverside, Belcamp, MD...................................     1,070           --           --         1,070         N/A
Telco LLC, Edgewood, CO.....................................     1,405           --           --         1,405         N/A
Temple Retail, Temple, TX...................................       747           --           --           747         N/A
USPS-Kerhonkson, Kerhonkson, NY.............................       130           --           --           130         N/A
Westridge at Gateway, Dallas, TX............................     1,548           --           --         1,548         N/A
Wood Village, Portland, OR..................................     4,398           --           --         4,398         N/A
                                                              --------     --------      ----------   --------
  Total.....................................................  $110,986     $109,035      $    --      $220,021
                                                              ========     ========      ==========   ========


                                                                DATE     DEPRECIABLE
DESCRIPTION                                                   ACQUIRED    LIVES(B)
-----------                                                   --------   -----------
RETAIL
Alexander Pointe, Charlotte, NC.............................    2000
Diamond Bar, Diamond Bar, CA................................    1997
Duncanville Toys, Duncanville, TX...........................    2000
Gateway Plaza, Aurora, CO...................................    1996
Haven Village, Cucamonga, CA................................    2000
Jumbo Fitness, Dallas, TX...................................    2000
NNN Care One, LP, CA........................................    2000
NNN Care Eight, LP, CA......................................    2000
NNN CW LP, NJ, IL, MO, MA, MI...............................    2000
Quioccasin, Richmond, VA....................................    1999
Ridge Rock, Fort Worth, TX..................................    1999
Rock Hill, Rock Hill, SC....................................    2000
Springtown Mall, San Marcos, TX.............................    1999
USPS, Putnam Valley, PA.....................................    2000
Village Green, Yorba Linda, CA..............................    1997
Westview Plaza, Lebanon, TN.................................    1999
Whitehall, Whitehall, NC....................................    2000
OFFICE
411 W. Seventh, Fort Worth, TX..............................    2000
Allen D-2, Allen, TX........................................    1998
Boulder Office, Boulder, CO.................................    1999
Burbank-Lockheed, Burbank, CA...............................    1999
Forest Hill, Memphis, TN....................................    1999
Freeport #2 & #3, Irving, TX................................    1998
INDUSTRIAL
1102 Freeway, Grand Praire, TX..............................    1999
Deerwood, Jacksonville, FL..................................    1999
Elk Grove, Elk Grove, IL....................................    1999
Gamecock, Rock Hill, SC.....................................    1999
GC Services BTS, Lakeland, FL...............................    2000
TC WC Partners, Austin, TX..................................    2000
Textron, Orlando, FL........................................    2000
LAND
AEW #10, Mt. Laurel Township, NJ............................    1997
Arrowood, Charlotte, NC.....................................    1999
Ballpark Way, Houston, TX...................................    2000
Beveland, Tigard, OR........................................    2000
Cameron, Alexandria, VA.....................................    2000
Cedar Hollow, Chester County, PA............................    1999
Cleveland, Cleveland, OH....................................    1996
DC Land, Douglas County, CO.................................    1999
Glasgow, Cherry Hill, NJ....................................    1999
Hampden Town Center, Denver, CO.............................    1999
Kileen, Kileen, TX..........................................    1999
Lake Park Plaza, Lewisville, TX.............................    1999
Lakeline Retail, Cedar Park, TX.............................    2000
Loudon Tech, Loudon, VA.....................................    2000
Loveland Land, Loveland, CO.................................    1999
Montpelier II, LLC, Montpelier, MD..........................    2000
Peachtree, Mesquite, TX.....................................    2000
Sierra Corporate Center, Reno, NV...........................    1999
TC Riverside, Belcamp, MD...................................    1997
Telco LLC, Edgewood, CO.....................................    2000
Temple Retail, Temple, TX...................................    2000
USPS-Kerhonkson, Kerhonkson, NY.............................    1999
Westridge at Gateway, Dallas, TX............................    1997
Wood Village, Portland, OR..................................    1999

  Total.....................................................


----------------------------------------
    (A) The aggregate cost for Federal Income tax purposes is approximately $221 million.
    (B) All real estate investments have been held for sale since acquisition and are therefore not depreciated.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                 NOTE TO SCHEDULE III--REAL ESTATE INVESTMENTS
                          AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

    Changes in real estate investments and accumulated depreciation for the three years ended December 31, 2000 are as follows:

                                                      2000       1999       1998
                                                    --------   --------   --------
REAL ESTATE INVESTMENTS:
Balance at beginning of year......................  $219,390   $ 91,501   $ 98,567
  Additions and improvements......................   207,206    266,255    169,026
  Sales and transfers.............................  (206,575)  (138,366)  (176,092)
                                                    --------   --------   --------
Balance at end of year............................  $220,021   $219,390   $ 91,501
                                                    ========   ========   ========