Form 10-Q
period 2001-03-31
TRAMMELL CROW CO
filed 2001-05-15
CIK 1022438

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001,

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At May 9, 2001 there were 35,724,767 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                                        PAGE
                                                                                       NUMBER
                                                                                      --------
PART I.                 Financial Information

  Item 1.               Financial Statements

                        Condensed Consolidated Balance Sheets as of March 31, 2001
                        (unaudited)
                        and December 31, 2000.......................................      3

                        Condensed Consolidated Statements of Income for the three
                        months ended
                        March 31, 2001 and 2000 (unaudited).........................      4

                        Condensed Consolidated Statements of Stockholders' Equity
                        for the three
                        months ended March 31, 2001 (unaudited) and the year ended
                        December 31, 2000...........................................      5

                        Condensed Consolidated Statements of Cash Flows for the
                        three months
                        ended March 31, 2001 and 2000 (unaudited)...................      6

                        Condensed Consolidated Statements of Comprehensive Income
                        (Loss) for the
                        three months ended March 31, 2001 and 2000 (unaudited)......      7

                        Notes to Condensed Consolidated Financial Statements
                        (unaudited).................................................      8

  Item 2.               Management's Discussion and Analysis of Financial Condition
                        and Results of
                        Operations..................................................     17

  Item 3.               Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     23

PART II.                Other Information

  Item 1.               Legal Proceedings...........................................     24

  Item 6.               Exhibits and Reports on Form 8-K............................     24

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................   $ 22,127       $ 55,637
  Accounts receivable, net of allowance for doubtful
    accounts of $4,445 in 2001 and $4,778 in 2000...........    141,706        151,069
  Receivables from affiliates...............................      3,791          4,306
  Notes and other receivables...............................     22,811         22,072
  Income taxes recoverable..................................      2,289             --
  Deferred income taxes.....................................      2,219          2,219
  Real estate held for sale.................................    231,981        220,021
  Other current assets......................................     29,862         28,345
                                                               --------       --------
    Total current assets....................................    456,786        483,669
Furniture and equipment, net................................     35,641         35,200
Deferred income taxes.......................................     13,579         13,088
Investments in unconsolidated subsidiaries..................     58,471         55,603
Goodwill, net...............................................    100,491        100,440
Other assets................................................     37,567         38,434
                                                               --------       --------
                                                               $702,535       $726,434
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $ 44,593       $ 44,114
  Accrued expenses..........................................     68,993        101,157
  Payables to affiliates....................................      1,743          1,891
  Income taxes payable......................................         --          3,592
  Current portion of long-term debt.........................      1,823          1,377
  Current portion of capital lease obligations..............      4,246          5,219
  Notes payable on real estate held for sale................    155,223        148,098
  Other current liabilities.................................      7,167          6,808
                                                               --------       --------
    Total current liabilities...............................    283,788        312,256
Long-term debt, less current portion........................     84,400         75,105
Capital lease obligations, less current portion.............      5,454          6,541
Other liabilities...........................................        326            572
                                                               --------       --------
    Total liabilities.......................................    373,968        394,474
Minority interest...........................................     35,976         41,001
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares
    authorized; none issued or outstanding..................         --             --
  Common stock; $0.01 par value; 100,000,000 shares
    authorized; 35,879,515 shares issued and 35,618,343
    shares outstanding in 2001, and 35,850,308 shares issued
    and 35,349,572 shares outstanding in 2000...............        359            358
  Paid-in capital...........................................    176,485        176,374
  Retained earnings.........................................    122,515        123,207
  Accumulated other comprehensive loss......................     (1,284)          (366)
  Less: Treasury stock......................................     (3,047)        (5,841)
    Unearned stock compensation, net........................     (2,437)        (2,773)
                                                               --------       --------
Total stockholders' equity..................................    292,591        290,959
                                                               --------       --------
                                                               $702,535       $726,434
                                                               ========       ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
REVENUES
  GLOBAL SERVICES:
  CORPORATE:
  Facilities management.....................................   $   41,828     $   29,375
  Corporate advisory services...............................       25,885         26,119
  Project management services...............................       12,610          9,732
                                                               ----------     ----------
                                                                   80,323         65,226
  INSTITUTIONAL:
  Property management.......................................       42,987         39,866
  Brokerage.................................................       26,939         29,053
  Construction management...................................        4,421          4,379
                                                               ----------     ----------
                                                                   74,347         73,298
  Income from investments in unconsolidated subsidiaries....          159            233
  Other.....................................................          182            134
                                                               ----------     ----------
                                                                  155,011        138,891
  DEVELOPMENT AND INVESTMENT:
  Development and construction fees.........................       16,409         17,153
  Income from investments in unconsolidated subsidiaries....          353          1,406
  Gain on disposition of real estate........................        2,273          5,599
  Other.....................................................          445            195
                                                               ----------     ----------
                                                                   19,480         24,353
                                                               ----------     ----------
                                                                  174,491        163,244
COSTS AND EXPENSES
  Salaries, wages and benefits..............................      117,433        100,863
  Commissions...............................................       20,223         21,347
  General and administrative................................       25,818         25,479
  Depreciation and amortization.............................        6,898          4,666
  Interest..................................................        4,348          3,501
  Minority interest.........................................         (262)         1,219
                                                               ----------     ----------
                                                                  174,458        157,075
                                                               ----------     ----------
Income before income taxes..................................           33          6,169
Income tax expense..........................................           13          2,469
                                                               ----------     ----------
Net income..................................................   $       20     $    3,700
                                                               ==========     ==========
Earnings per share:
  Basic.....................................................   $     0.00     $     0.11
  Diluted...................................................   $     0.00     $     0.10
Weighted average common shares outstanding:
  Basic.....................................................   35,218,301     34,685,582
  Diluted...................................................   36,530,930     35,903,543

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               ACCUMULATED
                                       COMMON SHARES        COMMON                                OTHER
                                   ---------------------   STOCK PAR   PAID-IN    RETAINED    COMPREHENSIVE    TREASURY
                                     ISSUED     TREASURY     VALUE     CAPITAL    EARNINGS         LOSS         STOCK
                                   ----------   --------   ---------   --------   ---------   --------------   --------
Balance at January 1, 2000.......  35,581,620   801,725      $356      $174,645   $ 88,160       $     --      $(9,363)
  Net income.....................          --        --        --            --     35,454             --           --
  Issuance of restricted stock...          --   (219,053)      --            11        (49)            --        2,555
  Forfeiture of restricted
    stock........................          --    10,261        --          (110)        --             --         (123)
  Amortization of unearned stock
    compensation.................          --        --        --            --         --             --           --
  Issuance of common stock.......     268,688   (141,997)       2         1,828       (358)            --        1,656
  Stock repurchase...............          --    49,800        --            --         --             --         (566)
  Foreign currency translation
    adjustment, net of tax.......          --        --        --            --         --           (366)          --
  Collection of stockholder
    loans........................          --        --        --            --         --             --           --
                                   ----------   --------     ----      --------   --------       --------      -------
Balance at December 31, 2000.....  35,850,308   500,736       358       176,374    123,207           (366)      (5,841)
  Net income.....................          --        --        --            --         20             --           --
  Issuance of restricted stock...          --    (5,187)       --            --         (1)            --           60
  Forfeiture of restricted
    stock........................          --     2,500        --            --         --             --          (28)
  Amortization of unearned stock
    compensation.................          --        --        --            --         --             --           --
  Issuance of common stock.......      29,207   (236,877)       1           111       (711)            --        2,762
  Foreign currency translation
    adjustment, net of tax.......          --        --        --            --         --           (918)          --
                                   ----------   --------     ----      --------   --------       --------      -------
Balance at March 31, 2001........  35,879,515   261,172      $359      $176,485   $122,515       $ (1,284)     $(3,047)
                                   ==========   ========     ====      ========   ========       ========      =======


                                                   UNEARNED
                                   STOCKHOLDER       STOCK
                                      LOANS      COMPENSATION     TOTAL
                                   -----------   -------------   --------
Balance at January 1, 2000.......     $(98)         $(2,048)     $251,652
  Net income.....................       --               --        35,454
  Issuance of restricted stock...       --           (2,517)           --
  Forfeiture of restricted
    stock........................       --               84          (149)
  Amortization of unearned stock
    compensation.................       --            1,708         1,708
  Issuance of common stock.......       --                          3,128
  Stock repurchase...............       --               --          (566)
  Foreign currency translation
    adjustment, net of tax.......       --               --          (366)
  Collection of stockholder
    loans........................       98               --            98
                                      ----          -------      --------
Balance at December 31, 2000.....       --           (2,773)      290,959
  Net income.....................       --               --            20
  Issuance of restricted stock...       --              (59)           --
  Forfeiture of restricted
    stock........................       --               20            (8)
  Amortization of unearned stock
    compensation.................       --              375           375
  Issuance of common stock.......       --               --         2,163
  Foreign currency translation
    adjustment, net of tax.......       --               --          (918)
                                      ----          -------      --------
Balance at March 31, 2001........     $ --          $(2,437)     $292,591
                                      ====          =======      ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31
                                                              ---------------------------
                                                                2001              2000
                                                              ---------         ---------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $      20         $   3,700
  Adjustments to reconcile net income to net cash used in
    operating activities
    Depreciation and amortization...........................      6,898             4,666
    Amortization of employment contracts and unearned
      compensation..........................................        822               930
    Minority interest.......................................       (262)            1,219
    Income from investments in unconsolidated
      subsidiaries..........................................       (512)           (1,639)
    Changes in operating assets and liabilities, net of
      acquisitions
      Accounts receivable...................................      9,363            10,880
      Receivables from affiliates...........................        515               (42)
      Notes receivable and other assets.....................     (4,098)          (13,001)
      Real estate held for sale.............................    (13,457)           (5,470)
      Notes payable on real estate held for sale............      7,125            11,794
      Accounts payable and accrued expenses.................    (30,944)          (40,330)
      Payables to affiliates................................       (148)             (370)
      Income taxes recoverable/payable......................     (5,881)           (5,599)
      Other liabilities.....................................        113            (1,770)
                                                              ---------         ---------
Net cash used in operating activities.......................    (30,446)          (35,032)
                                                              ---------         ---------
INVESTING ACTIVITIES
Expenditures for furniture and equipment....................     (3,728)           (1,536)
Acquisitions of real estate service companies...............     (1,071)           (1,106)
Investments in unconsolidated subsidiaries..................     (3,748)           (1,681)
Distributions from unconsolidated subsidiaries..............        899             6,804
                                                              ---------         ---------
Net cash provided by (used in) investing activities.........     (7,648)            2,481
                                                              ---------         ---------
FINANCING ACTIVITIES
Principal payments on long-term debt and capital lease
  obligations...............................................   (117,947)          (20,487)
Proceeds from long-term debt................................    125,131            40,058
Contributions from minority interest........................         --             3,125
Distributions to minority interest..........................     (4,763)           (4,630)
Purchase of common stock....................................         --              (566)
Proceeds from exercise of stock options.....................        256                --
Proceeds from issuance of common stock......................      1,907             1,367
Collections of stockholder loans............................         --                75
                                                              ---------         ---------
Net cash provided by financing activities...................      4,584            18,942
                                                              ---------         ---------
Net decrease in cash and cash equivalents...................    (33,510)          (13,609)
Cash and cash equivalents, beginning of period..............     55,637            47,528
                                                              ---------         ---------
Cash and cash equivalents, end of period....................  $  22,127         $  33,919
                                                              =========         =========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31
                                                              -------------------------
                                                                2001             2000
                                                              --------         --------
                                                                   (IN THOUSANDS)
Net income..................................................   $  20            $3,700
Other comprehensive loss:
Foreign currency translation adjustments, net of tax benefit
  of $491 in 2001...........................................    (918)               --
                                                               -----            ------
Comprehensive income (loss).................................   $(898)           $3,700
                                                               =====            ======

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1. GENERAL

    The consolidated interim financial statements of Trammell Crow Company (the "Company") included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

    The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors. The Company's quarterly revenues tend to increase throughout the year, particularly in the last quarter of the year, because its clients have demonstrated a tendency to close transactions toward the end of the year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

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

EARNINGS PER SHARE

    The weighted-average common shares outstanding used to calculate diluted earnings per share for the three months ended March 31, 2001 and 2000 include 1,312,629 and 1,217,961 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock.

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2001
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1. GENERAL (CONTINUED)
the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is immediately recognized in earnings. The Company's adoption of Statement No. 133 as of January 1, 2001 did not have a significant impact on earnings or the financial position of the Company.

RECLASSIFICATIONS

    The Company reorganized certain elements of its business effective
January 1, 2001. Consequently, the Institutional and Corporate segments reported in 2000 have been reorganized into the Global Services segment and the Development and Investment segment in 2001. Within the Global Services segment, the Company delivers property and facilities management, brokerage and corporate advisory, and project and construction management services for both corporate customers (typically the primary occupants of commercial properties) and institutional customers (investors and landlords who typically do not occupy the properties). All of the Company's real estate, capital markets and investment activities are conducted through the Development and Investment segment. Revenues for the three months ended March 31, 2001 have been presented under this segment format. Revenues for the three months ended March 31, 2000 have been reclassified to conform to the presentation for 2001. As a result, the classification of 2000 revenue items differs from the amounts reported in previously filed documents. These reclassifications did not impact net income (see Note 9).

2. REAL ESTATE HELD FOR SALE

    During the three months ended March 31, 2001, the Company sold eight real estate projects for an aggregate net sales price of $19,396, resulting in an aggregate gain on disposition of $1,532. In three other transactions, the Company recognized an aggregate of $741 of deferred gain resulting from dispositions in prior periods. During the three months ended March 31, 2000, the Company sold six real estate projects for an aggregate sales price of $32,820, resulting in an aggregate gain on disposition of $5,599.

    In addition, during the three months ended March 31, 2001, the Company sold 75% of its interest in a partnership that owned real estate at a purchase price equal to $2,238 (75% of the partnership's net book value) and provided partial financing of the purchase price in the amount of $186. During the three months ended March 31, 2000, the Company received $15,160 from a real estate partnership in which it has a 10% interest, representing reimbursement of costs expended in excess of the Company's required capital contribution of $354. In another transaction in the first quarter of 2000, the Company sold its interest, at net book value, in another partnership, which owned real estate with a cost of $8,603 and debt and outstanding payables totaling the same amount. In another transaction in the first quarter of 2000, the Company entered into an agreement with a land seller whereby the Company acquired property subject to a nonrecourse purchase money mortgage with the contractual right to deed back to the seller any property not sold by a certain date. During three months ended March 31, 2000, in accordance with its rights under this agreement, the Company deeded land back to the lender with a fair market value of $688. No gains or losses were recognized on these transactions.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2001
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Investments in unconsolidated subsidiaries consist of the following:

                                                 MARCH 31, 2001   DECEMBER 31, 2000
                                                 --------------   -----------------
Real estate development........................     $33,377            $29,443
E-Commerce and Other...........................      25,094             26,160
                                                    -------            -------
                                                    $58,471            $55,603
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

    Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                         -------------------------
                                                           2001             2000
                                                         --------         --------
REAL ESTATE DEVELOPMENT:
Total revenues.........................................  $11,883          $13,070
Total expenses.........................................    7,671            8,024
                                                         -------          -------
Net income.............................................  $ 4,212          $ 5,046
                                                         =======          =======
OTHER:
Total revenues.........................................  $13,717          $ 9,038
Total expenses.........................................   11,848            7,213
                                                         -------          -------
Net income.............................................  $ 1,869          $ 1,825
                                                         =======          =======
TOTAL:
Total revenues.........................................  $25,600          $22,108
Total expenses.........................................   19,519           15,237
                                                         -------          -------
Net income.............................................  $ 6,081          $ 6,871
                                                         =======          =======

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2001
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

4. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                          2001          2000
                                                        ---------   ------------
Payroll and bonuses...................................   $22,181      $ 38,422
Commissions...........................................    26,008        41,475
Deferred income.......................................     7,115         6,381
Insurance accrual.....................................     1,836           936
Other.................................................    11,853        13,943
                                                         -------      --------
                                                         $68,993      $101,157
                                                         =======      ========

5. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                        MARCH 31,    DECEMBER 31,
                                                           2001          2000
                                                        ----------   -------------
Borrowings under a $150,000 line of credit with a
  bank................................................    $84,400       $75,105
Other.................................................      1,823         1,377
                                                          -------       -------
Total long-term debt..................................     86,223        76,482
Less current portion of long-term debt................      1,823         1,377
                                                          -------       -------
                                                          $84,400       $75,105
                                                          =======       =======

    At March 31, 2001, the Company had an unused borrowing capacity (taking into account letters of credit and borrowings outstanding) under its line of credit of approximately $53,061.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2001
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

6. STOCKHOLDERS' EQUITY

    A summary of the Company's stock option activity for the three months ended March 31, 2001 is as follows:

                                           EXERCISE      EXERCISE      EXERCISE      EXERCISE
                                             PRICE         PRICE         PRICE         PRICE
                                           OF $3.85      OF $10.75     OF $17.45     OF $26.64
                                            (BELOW       TO $17.44     TO $26.63     TO $36.00
                                            MARKET      (AT MARKET    (AT MARKET    (AT MARKET
                                           PRICE AT      PRICE AT      PRICE AT      PRICE AT
                                          GRANT DATE)   GRANT DATE)   GRANT DATE)   GRANT DATE)     TOTAL
                                          -----------   -----------   -----------   -----------   ---------
OPTIONS OUTSTANDING:
December 31, 2000.......................   1,613,123     2,340,668     2,866,267      218,273     7,038,331
Granted.................................          --        46,674            --           --        46,674
Exercised...............................     (66,558)           --            --           --       (66,558)
Forfeited...............................          --       (25,730)     (109,974)          --      (135,704)
                                           ---------     ---------     ---------      -------     ---------
March 31, 2001..........................   1,546,565     2,361,612     2,756,293      218,273     6,882,743
                                           =========     =========     =========      =======     =========
OPTIONS EXERCISABLE AT MARCH 31, 2001...   1,546,565       573,837     2,297,626      168,575     4,586,603
                                           =========     =========     =========      =======     =========

7. FINANCIAL INSTRUMENTS

    In September 1998, as required under the Company's $150,000 line of credit, the Company entered into an interest rate swap to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes. Through March 24, 2000, the Company had an interest rate swap outstanding with a notional amount of $125,000. This swap agreement established a fixed interest pay rate of 5.52% on a portion of the Company's variable rate debt. On March 24, 2000, the interest rate swap agreement was renewed for a twelve-month period ending March 24, 2001, with a notional amount of $150,000 through June 26, 2000, a notional amount of $125,000 through September 25, 2000 and a notional amount of $100,000 through March 24, 2001. This swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company's variable rate debt. On March 24, 2001, the interest rate swap agreement was renewed for a twenty-four month period ending March 24, 2003, with a notional amount of $150,000. This swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company's variable rate debt. Under these swap agreements, if the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is paid to the Company and recorded as a reduction of interest expense. The weighted average receive rates under these swap agreements were 5.87% and 6.04% for the three months ended March 31, 2001 and 2000, respectively. In connection with these agreements, the Company recorded incremental interest expense of $165 for the three months ended March 31, 2001 and a reduction to interest expense of $148 for the three months ended March 31, 2000.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2001
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES

    At March 31, 2001, the Company had guaranteed $24,681 of real estate notes payable of others. These notes are collateralized by the underlying real estate and have maturity dates through May 2005. The Company had outstanding letters of credit totaling $13,424 at March 31, 2001, which expire at varying dates through January 2003.

    In addition, at March 31, 2001, the Company had several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

    The Company and its subsidiaries are defendants in lawsuits that arose in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's results of operations or financial position.

9. SEGMENT INFORMATION

DESCRIPTION OF SERVICES BY SEGMENT

    During the first quarter of 2001, the Company announced an internal reorganization of its business, effective January 1, 2001, designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and project management services delivered to both corporate and institutional customers under a single leadership structure referred to as the Global Services Group. The reorganization also created a national organization, the Development and Investment Group, focused solely on the Company's development and investment activities. While the services provided by the Company remained the same, the reorganization changed the way the Company's business is managed and financial resources are allocated. Therefore, the Company's reportable segments have changed correspondingly for 2001.

    The Global Services segment includes property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both corporate and institutional customers.

    The Development and Investment segment includes development activities performed on behalf of institutional and corporate customers on a fee basis, as well as development activity pursuant to which the Company takes an ownership position.

    The Company also separately reports its activities in e-commerce initiatives, including related overhead, in a third segment. The E-Commerce segment does not include investments in ongoing technology advancements internal to the Company's other two business segments.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The Company evaluates performance and allocates resources among its three reportable segments based on income before income taxes and EBITDA (as defined in footnote 2 to the table below). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2001
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

9. SEGMENT INFORMATION (CONTINUED)
FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

    The Company's reportable segments are defined by the nature of the service provided and activities conducted. Because development services require specialized knowledge, the new organizational structure allows the group of individuals with specialized knowledge and experience in development activities to perform these services with greater focus through the Company's Development and Investment segment. The Global Services segment allows the Company to better utilize resources for the provision of similar services in specific geographic areas. The E-Commerce segment captures distinct e-commerce business and investments and is separately managed.

    Virtually all of the Company's revenues are from customers located in the United States. No individual customer accounts for more than 10% of the Company's revenues.

    Summarized financial information for the Company's three reportable segments follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                         2001           2000(1)
                                                       --------         --------
GLOBAL SERVICES:
Total revenues.......................................  $155,011         $138,891
Costs and expenses(2)................................   151,448          133,949
                                                       --------         --------
Income before income taxes...........................     3,563            4,942
Depreciation and amortization........................     6,201            4,081
Interest expense.....................................     1,701            1,011
                                                       --------         --------
EBITDA(3)............................................  $ 11,465         $ 10,034
                                                       ========         ========
DEVELOPMENT AND INVESTMENT:
Total revenues.......................................  $ 19,480         $ 24,353
Costs and expenses(2)................................    22,208           23,126
                                                       --------         --------
Income before income taxes...........................    (2,728)           1,227
Depreciation and amortization........................       697              585
Interest expense.....................................     2,647            2,490
                                                       --------         --------
EBITDA(3)............................................  $    616         $  4,302
                                                       ========         ========
E-COMMERCE:
Total revenues.......................................  $     --         $     --
Costs and expenses(2)................................       802               --
                                                       --------         --------
Income before income taxes...........................      (802)              --
Depreciation and amortization........................        --               --
Interest expense.....................................        --               --
                                                       --------         --------
EBITDA(3)............................................  $   (802)        $     --
                                                       ========         ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2001
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

9. SEGMENT INFORMATION (CONTINUED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                         2001           2000(1)
                                                       --------         --------
TOTAL:
Total revenues.......................................  $174,491         $163,244
Costs and expenses(2)................................   174,458          157,075
                                                       --------         --------
Income before income taxes...........................        33            6,169
Depreciation and amortization........................     6,898            4,666
Interest expense.....................................     4,348            3,501
                                                       --------         --------
EBITDA(3)............................................  $ 11,279         $ 14,336
                                                       ========         ========

                                                        MARCH 31,   DECEMBER 31,
                                                          2001          2000
                                                        ---------   ------------
TOTAL ASSETS:
Global Services.......................................  $394,142      $404,879
Development and Investment............................   306,225       319,391
E-Commerce............................................     2,168         2,164
                                                        --------      --------
Total consolidated assets.............................  $702,535      $726,434
                                                        ========      ========

------------------------

(1) The 2000 segment information has been reclassified to reflect the changes in the Company's reportable segments effective January 1, 2001 and the addition of the E-Commerce segment in the third quarter of 2000.

(2) Costs and expenses for the three months ended March 31, 2001 and 2000 include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $750 and $828 related to the Global Services segment and $72 and $102 related to the Development and Investment segment, respectively. Through March 31, 2001, there had been no non-cash compensation expense related to the E-Commerce segment.

(3) EBITDA represents earnings before interest, income taxes and depreciation and amortization. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 MARCH 31, 2001
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

10. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is summarized below:

                                                                    THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                2001             2000
                                                              --------         --------
Non-cash activities:
  Issuance of restricted stock, net of forfeitures..........     32               14
  Capital lease obligations.................................    497               --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

    Trammell Crow Company is one of the largest diversified commercial real estate service firms in North America. Effective January 1, 2001, the Company reorganized its business to consolidate all of the property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both corporate and institutional customers under a single leadership infrastructure referred to as the Global Services Group. The reorganization also created a national organization, referred to as the Development and Investment Group, through which all of the Company's real estate, capital markets and investment activities are conducted. The Company continues to capture all activities related to e-commerce, including related overhead, in a third segment. Because the reorganization changed the way the Company's business is managed and financial resources are allocated, the Company's reportable segments changed correspondingly in 2001 although the services provided by the Company remained the same.

    Within the Global Services segment, with approximately 7,000 employees, the Company provides institutional customers (investors and landlords who typically do not occupy the properties) with services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. In addition, corporate customers (typically the primary occupants of commercial properties) are provided with comprehensive day-to-day occupancy-related services, including administration, maintenance and repair of facilities, office services (such as security, reprographics, mail, cafeteria, shipping and receiving, and reception services) and call center services (including work-order, dispatch, vendor management, and emergency response) which are provided 24 hours a day through the Company's centralized call center. As a result of the reorganization, the brokerage business is comprised of project leasing (leasing space for institutional customers) and investment sales (representing institutional customers in buying or selling land or income-producing properties). The corporate advisory services business includes tenant representation for corporate clients and other transaction services such as acquisitions, dispositions, lease administration and lease audits on a customer's entire portfolio. The Company's project and construction management services include space planning, construction, site consolidations, workspace moves, and management of furniture, signage, and cabling requirements. The Global Services group is organized into 14 different geographic and customer-centric "mega markets," many of which are multi-city. The Company's focus on establishing itself as a dominant brand facilitates the accumulation of strong resources within the "mega-markets."

    Through the Development and Investment segment, encompassing approximately 250 to 300 employees, the Company provides development services for institutional customers--both those pursuant to which the Company takes an ownership position and those pursuant to which the Company provides development services for others on a fee basis--as well as development services for corporate customers. The Company provides comprehensive project development and construction services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout, general contracting and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for institutional customers and fee development and build-to-suit projects for corporate customers, including those in higher education and healthcare. With an organization comprised of professionals dedicated fully to development and investment activities, the

Company expects to be better positioned to pursue and execute new development business, particularly programmatic business with the Company's large customers, and exploit niche market opportunities.

    The Company's activities related to e-commerce, including related overhead, are captured in the E-Commerce segment. The E-Commerce segment also includes the Company's investments in e-commerce related companies. In 2000, the Company entered into an alliance with other leading real estate service companies to develop e-commerce initiatives that leverage the collective experience and delivery capabilities of the alliance members to benefit their customers and the real estate industry generally. Investments in a web-based procurement platform and a web-based transaction platform, including an Internet listing site for properties available for sale or lease, are intended to make real estate professionals more effective by helping them save time in completing their job responsibilities.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE
  MONTHS ENDED MARCH 31, 2000

    REVENUES. The Company's total revenues increased $11.3 million, or 6.9%, to $174.5 million in the first quarter of 2001 from $163.2 million in the first quarter of 2000.

GLOBAL SERVICES REVENUE

CORPORATE REVENUES

    Facilities management revenue, which represented 24.0% of the Company's total revenue in the first quarter of 2001, increased $12.4 million, or 42.2%, to $41.8 million in the first quarter of 2001 from $29.4 million in the first quarter of 2000. The revenue growth primarily resulted from (i) the operations of Trammell Crow Savills, a joint venture with Savills plc, headquartered in London, formed in June 2000 to provide real estate outsourcing services in Europe and Asia, (ii) the addition of several new customers, and (iii) the expansion of services provided to existing customers.

    Corporate advisory services revenue, which represented 14.8% of the Company's total revenue in the first quarter of 2001, decreased $0.2 million, or 0.8%, to $25.9 million in the first quarter of 2001 from $26.1 million in the first quarter of 2000. The slight decrease is a result of a decrease in the number of brokers employed during the first quarter of 2001, as compared to the first quarter of 2000, and a reduction in transaction volume as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to their uncertainty regarding the economy.

    Revenues from project management services totaled $12.6 million, and represented 7.2% of the Company's total revenue in the first quarter of 2001. These revenues increased $2.9 million, or 29.9%, from $9.7 million in the first quarter of 2000. The revenue growth was primarily due to the (i) the operations of Trammell Crow Savills, (ii) the addition of several new customers, and
(iii) the expansion of services provided to existing customers.

INSTITUTIONAL REVENUES

    Property management revenue, which represented 24.6% of the Company's total revenue in the first quarter of 2001, increased $3.1 million, or 7.8%, to $43.0 million in the first quarter of 2001 from $39.9 million in the first quarter of 2000. This increase was primarily due to an overall increase of 6% in the total number of square feet under management and in the percentage of managed space represented by office product, which generates higher property management revenues per square foot than other product types.

    Brokerage services revenue, which represented 15.4% of the Company's total revenue in the first quarter of 2001, decreased $2.2 million, or 7.7%, to $26.9 million in the first quarter of 2001 from $29.1 million in the first quarter of 2000. The decrease is a result of a decrease in the number of brokers employed during the first quarter of 2001, as compared to the first quarter of 2000, and a reduction in transaction volume as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to their uncertainty regarding the economy.

    Construction management revenue which totaled $4.4 million and represented 2.5% of the Company's total revenue in the first quarter of 2001 remained consistent with the first quarter of 2000.

DEVELOPMENT AND INVESTMENT REVENUE

    Revenues from development and construction fees totaled $16.4 million and represented 9.4% of the Company's total revenue in the first quarter of 2001. These revenues decreased $0.8 million, or 4.7%, from $17.2 million in the first quarter of 2000. The decrease is due to a decrease of $3.3 million in development fees and incentive development fees as a result of a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to their uncertainty regarding the economy. This was offset by an increase of $2.5 million of rental revenue from real estate properties held for sale as the Company made more opportunistic acquisitions of operational projects in late 2000 and the first quarter of 2001 than in previous years.

    Income from investments in unconsolidated subsidiaries, which represented 0.2% of the Company's total revenue in the first quarter of 2001, decreased
$1.0 million, or 71.4%, to $0.4 million in the first quarter of 2001 from $1.4 million in the first quarter of 2000. The decrease is primarily a result of two larger transactions in 2000 with aggregate revenue of $1.0 million. There were no comparable transactions in the same period of 2001.

    Gain on disposition of real estate totaled $2.3 million and represented 1.3% of the Company's total revenue in the first quarter of 2001. These revenues decreased $3.3 million, or 58.9% from $5.6 million in the first quarter of 2000. During the first quarter of 2001, the Company sold eight real estate projects for an aggregate net sales price of $19.4 million, resulting in an aggregate gain on disposition of $1.5 million and recognized deferred gain of $0.7 million relating to dispositions in previous periods. During the first quarter of 2000, the Company sold six real estate projects for an aggregate net sales price of $32.8 million, resulting in an aggregate gain on disposition of $5.6 million.

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

    COSTS AND EXPENSES.  The Company's costs and expenses increased
$17.4 million, or 11.1%, to $174.5 million in the first quarter of 2001 from $157.1 million in the first quarter of 2000.

    The increase in costs and expenses was largely due to a $16.5 million, or 16.4%, increase in salaries, wages, and benefits to $117.4 million in the first quarter of 2001 from $100.9 million in the first quarter of 2000. The increase is primarily due to increases in staffing to support internal growth in the Company's business, including new assignments for the Company's outsourcing business, rising pressure on labor costs, and the operations of Trammell Crow Savills. This was offset by a change in the Company's bonus plan in the first quarter of 2001. Under the new bonus plan, a substantial majority of employee bonuses will be paid from a pool, the size of which will be determined by the Company's pre-bonus income before income taxes. Consistent with the new plan, the portion of the subject bonuses accrued each quarter is based on the percentage of targeted pre-bonus income before income taxes achieved in that quarter. In 2000 and prior years, there was no such company-wide bonus plan; as a result, estimated employee annual incentive bonuses were generally accrued evenly throughout the year. The new bonus plan benefited 2001 first quarter income before income taxes by approximately $8.2 million.

    Commissions decreased $1.1 million, or 5.2%, to $20.2 million, in the first quarter of 2001 from $21.3 million in the first quarter of 2000. The decrease in commissions expense corresponds to the decrease in the Company's corporate advisory services and brokerage revenue, which was driven by a decrease in the number of brokers employed during the first quarter of 2001, as compared to the first quarter of 2000, and a reduction in transaction volume as a result of increasing reluctance on the part of customers' to make new real estate commitments.

    General and administrative expenses increased $0.3 million, or 1.2%, to $25.8 million in the first quarter of 2001 from $25.5 million in the first quarter of 2000. The increase is primarily due to a company-wide increase in administrative costs resulting from the overall increase in number of employees (approximately 6,400 at March 31, 2000 and approximately 7,400 at March 31,
2001). However, general and administrative expenses as a percentage of revenues have decreased slightly from 15.6% in the first quarter of 2000 to 14.8% in the first quarter of 2001.

    Other expenses (consisting of depreciation, amortization and interest) increased $3.0 million, or 36.6%, to $11.2 million in the first quarter of 2001 from $8.2 million in the first quarter of 2000. Depreciation and amortization increased $2.2 million and interest expense increased $0.8 million. The increase in depreciation and amortization is primarily related to depreciation expense on information systems-related assets accounted for as capital leases and amortization of transition costs incurred in connection with certain outsourcing contracts. The increase in interest expense is attributable to an increase in the number of real estate properties held for sale that have become operational (under GAAP, once a property is operational, interest is expensed rather than capitalized as it is during the construction period) and increased interest expense related to the Company's revolving line of credit resulting from higher interest rates and higher average outstanding balances.

    Minority interest decreased $1.5 million, or 125.0%, to ($0.3) million in the first quarter of 2001 from $1.2 million in the first quarter of 2000. The decrease is primarily a result of two larger transactions with an aggregate expense of $0.9 million in the first quarter of 2000 compared to two larger transactions with an aggregate income of $0.6 million in the first quarter of 2001.

    INCOME BEFORE INCOME TAXES. The Company's income before income taxes decreased $6.1 million to $0.03 million in the first quarter of 2001 from $6.2 million in the first quarter of 2000 due to the fluctuations in revenues and expenses above. The Company believes that the current quarter results are not indicative of full year results due to changes in revenue composition from quarter to quarter.

    NET INCOME. Net income decreased $3.68 million, to $0.02 million in the first quarter of 2001 from $3.70 million in the first quarter of 2000, due to the fluctuations in revenues and expenses described above.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

    The results of operations for any quarter are not necessarily indicative of results for any future period. The Company's revenues and net income during the fourth fiscal quarter historically have been greater than in each of the first three fiscal quarters, primarily because its clients have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets, the recognition of incentive fees towards the latter part of the fiscal year as contractual targets are met and other factors may also cause quarterly fluctuations in the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources requirements include the funding of working capital needs, primarily accounts receivable from its clients; the funding of capital investments, including the acquisition of or investments in other real estate service companies; capital payments to obtain service contracts; the repurchase of its shares; expenditures for real estate held for sale and payments on notes payable associated with its development and investment activities; and expenditures related to upgrading the Company's management information systems. The Company finances its operations with internally generated funds and borrowings under the Credit Facility (described below) and has an unused borrowing capacity under its line of credit of $53.1 million at March 31, 2001. The portion of the Company's development and investment business that includes the acquisition and development of real estate is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

    Net cash used in operating activities totaled $30.4 million for the three months ended March 31, 2001, compared to $35.0 million for the same period in 2000. This change is primarily due to less cash used in the first quarter of 2001 to reduce payables related to development and construction activity and project management than in the comparable period of 2000, as well as less cash expended in 2001 for escrow deposits and other pursuit costs for real estate development than in the comparable period of 2000. This decrease was somewhat offset by $6.3 million cash used, net of related borrowings, to acquire real estate held for sale in the first quarter of 2001 compared to $6.3 provided by the disposition of real estate held for sale, net of repayment of borrowings, for the same period in 2000.

    Net cash used in investing activities totaled $7.6 million for the three months ended March 31, 2001, compared to net cash provided by investing activities of $2.5 million for the same period in 2000. This change is primarily due to an increase in cash used for investments in unconsolidated subsidiaries, net of distributions, of $2.8 million in 2001 compared to cash provided by investments in unconsolidated subsidiaries, net of contributions, of $5.1 million in 2000. Also, there was an increase of cash used for furniture and equipment expenditures, primarily computer equipment under capital leases, of $3.7 million in 2001 compared to $1.5 million in 2000.

16

    Net cash provided by financing activities totaled $4.6 million for the three months ended March 31, 2001, compared to $18.9 million for the same period in 2000. This change is attributable to borrowings, net of payments, in 2001 of $7.2 million, primarily under the Credit Facility (described below), compared to net borrowings of $19.6 million in 2000. In addition, the Company made distributions to minority interest holders of $4.8 million in 2001, compared to distributions to minority interest holders, net of contributions, of $1.5 million in 2000. The Company also received $2.2 million in 2001 from the exercise of stock options and issuance of common stock, compared to $1.4 million from issuance of common stock in 2000. In addition, the Company repurchased common stock in 2000 for $0.6 million, but had no repurchases of common stock in the first quarter of 2001.

    In December 2000, the Company obtained a $150 million revolving line of credit (the "Credit Facility") arranged by Bank of America, N.A., as the administrative agent (the "Administrative Agent"), which replaced the Company's prior revolving line of credit. Under the terms of the Credit Facility, the Company can obtain loans, which are Base Rate Loans, or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin, which ranges from 0% to 0.50% depending on the Company's leverage ratio. The base rate is the higher of the prime-lending rate announced from time-to-time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.625% to 2.25%, depending upon the Company's leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets, restrictions on recourse indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150 million commitment. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness. At March 31, 2001, the Company had outstanding borrowings of $76.0 million under the Credit Facility. The Credit Facility requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $50 million ensuring the net interest is fixed, capped or hedged. In
March 2000, the Company renewed an existing interest rate swap agreement for a twelve-month period ending March 24, 2001 with a fixed interest pay rate of 6.65% and a notional amount of $150,000 through June 26, 2000, a notional amount of $125,000 through September 25, 2000 and a notional amount of $100,000 through March 24, 2001. On March 24, 2001, the interest rate swap agreement was renewed for a twenty-four month period ending March 24, 2003 with a fixed interest pay rate of 4.68% and a notional amount of $150,000. The weighted average receive rate for the swap agreement was 5.87% for the three months ended March 31, 2001. The Company's participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

    In August 1997, Trammell Crow BTS, Inc., a wholly-owned subsidiary of the Company ("TC BTS"), obtained a $20.0 million credit facility (the "Retail BTS Facility") from KeyBank National Association ("KeyBank"). In September 1999, the Retail BTS Facility was modified to increase the credit facility to $30.0 million. Under the modified terms of the Retail BTS Facility, until July 31, 2001, subsidiaries of TC BTS can obtain loans at one of a LIBOR-based interest rate, KeyBank's prime rate or a combination of the two interest rates. The proceeds of any such loans must be used for the construction of retail facilities. On March 31, 2001, the outstanding balance owed under the Retail BTS Facility was $4.3 million. The Retail BTS facility is secured by a first mortgage on and assignment of all rents from the constructed facilities. In addition, TC BTS must guarantee all obligations of its subsidiaries for loans made pursuant to the Retail BTS Facility. The Company must also guarantee the repayment obligations under the Retail BTS Facility with respect to such loans and must guarantee the timely lien-free completion of each retail facility to which such loans relate. As guarantor, the Company is subject to various covenants such as maintenance of net worth and liquidity and key financial data. The Retail BTS Facility also contains various covenants, such as the maintenance of a minimum net worth and liquidity of TC BTS and prohibition on other TC BTS guarantees of build-to-suit retail projects.

    In December 1998, TCC NNN Trading, Inc. ("TCC Triple Net") obtained a two-year $20.0 million revolving line of credit ("Triple Net Facility") from KeyBank. Under the terms of the Triple Net Facility, TCC Triple Net could obtain loans at a LIBOR-based interest rate or prime rate, the proceeds of which must have been used for the acquisition of retail properties subject to "triple net" leases. The Triple Net Facility expired in December 2000; therefore, no new loans could be made under the Triple Net Facility. On March 31, 2001, the outstanding balance under the Triple Net Facility was $3.3 million, and the loans mature in September 2001. The Triple Net Facility is nonrecourse to TCC Triple Net and is secured by a first mortgage and assignment of all rents from the acquired properties. The Company guaranteed from 10% to 40% of each such loan depending on the credit rating of the tenant occupying the acquired property. The Company's guarantee percentage will be reduced to 10% for any loan upon the receipt of a qualifying purchase agreement relating to the property underlying such loan. The maximum amount of any advance related to a single property was either (i) 90% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BBB or higher), or
(ii) 80% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BB+ or lower). The Triple Net Facility also contains various covenants, such as the maintenance of minimum equity and liquidity of the Company and covenants relating to certain key financial data of the Company.

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

FORWARD-LOOKING STATEMENTS

    Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes" "anticipates," "expects", "projects" and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to identify and implement cost containment measures (including those undertaken in connection with the previously announced internal reorganization) and achieve economies of scale,
(iii) the ability of the Company to implement and manage effectively its e-commerce initiatives, (iv) the ability of the Company to compete effectively in the international arena, (v) the ability of the Company to attract new corporate and institutional customers; (vi) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company's participation as a principal in real estate investments, (vii) the Company's ability to continue to pursue its growth strategy, (viii) the Company's ability to compete in highly competitive national and local business lines and (ix) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and customers' willingness to make real estate commitments) and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading "Risk Factors" in "Item 1. Business"' of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. However, due to its purchase of an interest rate swap agreement, which the Company uses to hedge a portion, but not all, of its exposure to fluctuations in interest rate, the effects of interest rate changes are limited. The Company's earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Europe, Asia and Australia. There have been no significant changes in the interest rate or foreign currency market risks since December 31, 2000.

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

    (a) Exhibits:

        None

    (b) Reports on Form 8-K filed since December 31, 2000:

        None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TRAMMELL CROW COMPANY

                                                       By:             /s/ DEREK R. MCCLAIN
                                                            -----------------------------------------
                                                                         Derek R. McClain
                                                                CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                             FINANCIAL OFFICER AND DULY AUTHORIZED TO
                                                                SIGN THIS REPORT ON BEHALF OF THE
                                                                           REGISTRANT)

Date: May 15, 2001