Form 10-Q
period 2001-06-30
TRAMMELL CROW CO
filed 2001-08-14
CIK 1022438

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001,
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At August 8, 2001 there were 35,826,223 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                                        PAGE
                                                                                       NUMBER
                                                                                      --------
PART I.                 Financial Information

Item 1.                 Financial Statements

                        Condensed Consolidated Balance Sheets as of June 30, 2001
                          (unaudited) and December 31, 2000.........................      3

                        Condensed Consolidated Statements of Income for the three
                          and six months ended June 30, 2001 and 2000 (unaudited)...      4

                        Condensed Consolidated Statements of Stockholders' Equity
                          for the six months ended June 30, 2001 (unaudited) and the
                          year ended December 31, 2000..............................      5

                        Condensed Consolidated Statements of Cash Flows for the six
                          months ended June 30, 2001 and 2000 (unaudited)...........      6

                        Condensed Consolidated Statements of Comprehensive Income
                          for the three and six months ended June 30, 2001 and 2000
                          (unaudited)...............................................      7

                        Notes to Condensed Consolidated Financial Statements
                          (unaudited)...............................................      8

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     18

Item 3.                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     26

PART II.                Other Information

Item 1.                 Legal Proceedings...........................................     26

Item 4.                 Submission of Matters to a Vote of Security Holders.........     27

Item 6.                 Exhibits and Reports on Form 8-K............................     27

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................   $ 19,932       $ 55,637
  Accounts receivable, net of allowance for doubtful
    accounts of $5,500 in 2001 and $4,778 in 2000...........    139,479        151,069
  Receivables from affiliates...............................      7,528          4,306
  Notes and other receivables...............................     19,027         22,072
  Income taxes recoverable..................................      1,094             --
  Deferred income taxes.....................................      2,219          2,219
  Real estate held for sale.................................    236,234        220,021
  Other current assets......................................     27,702         28,345
                                                               --------       --------
    Total current assets....................................    453,215        483,669
Furniture and equipment, net................................     35,716         35,200
Deferred income taxes.......................................     13,931         13,088
Investments in unconsolidated subsidiaries..................     65,805         55,603
Goodwill, net...............................................     99,458        100,440
Other assets................................................     35,925         38,434
                                                               --------       --------
                                                               $704,050       $726,434
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $ 47,179       $ 44,114
  Accrued expenses..........................................     82,318        101,157
  Payables to affiliates....................................      1,604          1,891
  Income taxes payable......................................         --          3,592
  Current portion of long-term debt.........................      1,808          1,377
  Current portion of capital lease obligations..............      4,358          5,219
  Notes payable on real estate held for sale................    156,915        148,098
  Other current liabilities.................................      7,519          6,808
                                                               --------       --------
    Total current liabilities...............................    301,701        312,256
Long-term debt, less current portion........................     67,200         75,105
Capital lease obligations, less current portion.............      4,874          6,541
Other liabilities...........................................        572            572
                                                               --------       --------
    Total liabilities.......................................    374,347        394,474
Minority interest...........................................     34,679         41,001
Stockholders' equity
  Preferred stock; $0.01 par value; 30,000,000 shares
    authorized; none issued or outstanding..................         --             --
  Common stock; $0.01 par value; 100,000,000 shares
    authorized; 35,879,515 shares issued and 35,563,933
    shares outstanding in 2001, and 35,850,308 shares issued
    and 35,349,572 shares outstanding in 2000...............        359            358
  Paid-in capital...........................................    176,457        176,374
  Retained earnings.........................................    125,539        123,207
  Accumulated other comprehensive loss......................     (1,790)          (366)
  Less: Treasury stock......................................     (3,454)        (5,841)
    Unearned stock compensation, net........................     (2,087)        (2,773)
                                                               --------       --------
Total stockholders' equity..................................    295,024        290,959
                                                               --------       --------
                                                               $704,050       $726,434
                                                               ========       ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                     ENDED JUNE 30             ENDED JUNE 30
                                                -----------------------   -----------------------
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
REVENUES
  GLOBAL SERVICES:
  CORPORATE:
  Facilities management.......................  $   43,040   $   31,305   $   84,868   $   60,680
  Corporate advisory services.................      26,900       38,398       52,785       64,517
  Project management services.................      12,968        9,798       25,578       19,530
                                                ----------   ----------   ----------   ----------
                                                    82,908       79,501      163,231      144,727
  INSTITUTIONAL:
  Property management.........................      46,079       39,625       89,066       79,491
  Brokerage...................................      34,776       38,660       61,715       67,713
  Construction management.....................       3,545        5,180        7,966        9,559
                                                ----------   ----------   ----------   ----------
                                                    84,400       83,465      158,747      156,763
  Income (loss) from investments in
    unconsolidated subsidiaries...............         651         (233)         810           --
  Other.......................................         205          330          387          464
                                                ----------   ----------   ----------   ----------
                                                   168,164      163,063      323,175      301,954
  DEVELOPMENT AND INVESTMENT:
  Development and construction fees...........      18,321       18,499       34,730       35,652
  Income from investments in unconsolidated
    subsidiaries..............................       4,366        1,157        4,719        2,563
  Gain on disposition of real estate..........       2,294        2,873        4,567        8,472
  Other.......................................         334          498          779          693
                                                ----------   ----------   ----------   ----------
                                                    25,315       23,027       44,795       47,380
                                                ----------   ----------   ----------   ----------
                                                   193,479      186,090      367,970      349,334
COSTS AND EXPENSES
  Salaries, wages and benefits................     116,790      100,302      234,223      201,165
  Commissions.................................      26,228       30,920       46,451       52,267
  General and administrative..................      31,413       28,323       57,231       53,802
  Depreciation and amortization...............       6,993        6,351       13,891       11,017
  Interest....................................       3,873        4,243        8,221        7,744
  Minority interest...........................          63        1,961         (199)       3,180
  Restructuring charges.......................         947           --          947           --
                                                ----------   ----------   ----------   ----------
                                                   186,307      172,100      360,765      329,175
                                                ----------   ----------   ----------   ----------
Income before income taxes....................       7,172       13,990        7,205       20,159
Income tax expense............................       2,907        5,597        2,920        8,066
                                                ----------   ----------   ----------   ----------
Net income....................................  $    4,265   $    8,393   $    4,285   $   12,093
                                                ==========   ==========   ==========   ==========
Earnings per share:
  Basic.......................................  $     0.12   $     0.24   $     0.12   $     0.35
                                                ==========   ==========   ==========   ==========
  Diluted.....................................  $     0.12   $     0.23   $     0.12   $     0.34
                                                ==========   ==========   ==========   ==========
Weighted average common shares outstanding:
  Basic.......................................  35,355,638   34,751,269   35,287,438   34,718,472
  Diluted.....................................  36,408,303   36,018,449   36,470,085   35,961,043

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         ACCUMULATED
                                 COMMON SHARES        COMMON                                OTHER
                             ---------------------   STOCK PAR   PAID-IN    RETAINED    COMPREHENSIVE    TREASURY   STOCKHOLDER
                               ISSUED     TREASURY     VALUE     CAPITAL    EARNINGS         LOSS         STOCK        LOANS
                             ----------   --------   ---------   --------   ---------   --------------   --------   -----------
Balance at January 1,
  2000.....................  35,581,620   801,725      $356      $174,645   $ 88,160       $    --       $(9,363)      $(98)
  Net income...............          --        --        --            --     35,454            --            --         --
  Issuance of restricted
    stock..................          --   (219,053)      --            11        (49)           --         2,555         --
  Forfeiture of restricted
    stock..................          --    10,261        --          (110)        --            --          (123)        --
  Amortization of unearned
    stock compensation.....          --        --        --            --         --            --            --         --
  Issuance of common
    stock..................     268,688   (141,997)       2         1,828       (358)           --         1,656         --
  Stock repurchase.........          --    49,800        --            --         --            --          (566)        --
  Foreign currency
    translation adjustment,
    net of tax.............          --        --        --            --         --          (366)           --         --
  Collection of stockholder
    loans..................          --        --        --            --         --            --            --         98
                             ----------   --------     ----      --------   --------       -------       -------       ----
Balance at December 31,
  2000.....................  35,850,308   500,736       358       176,374    123,207          (366)       (5,841)        --
  Net income...............          --        --        --            --      4,285            --            --         --
  Issuance of restricted
    stock..................          --    (7,562)       --            --         (2)           --            88         --
  Forfeiture of restricted
    stock..................          --     9,097        --           (28)        --            --           (95)        --
  Amortization of unearned
    stock compensation.....          --        --        --            --         --            --            --         --
  Issuance of common
    stock..................      29,207   (400,089)       1           111     (1,951)           --         4,635         --
  Stock repurchase.........          --   213,400        --            --         --            --        (2,241)        --
  Foreign currency
    translation adjustment,
    net of tax.............          --        --        --            --         --        (1,424)           --         --
                             ----------   --------     ----      --------   --------       -------       -------       ----
Balance at June 30, 2001...  35,879,515   315,582      $359      $176,457   $125,539       $(1,790)      $(3,454)      $ --
                             ==========   ========     ====      ========   ========       =======       =======       ====


                               UNEARNED
                                 STOCK
                             COMPENSATION     TOTAL
                             -------------   --------
Balance at January 1,
  2000.....................     $(2,048)     $251,652
  Net income...............          --        35,454
  Issuance of restricted
    stock..................      (2,517)           --
  Forfeiture of restricted
    stock..................          84          (149)
  Amortization of unearned
    stock compensation.....       1,708         1,708
  Issuance of common
    stock..................          --         3,128
  Stock repurchase.........          --          (566)
  Foreign currency
    translation adjustment,
    net of tax.............          --          (366)
  Collection of stockholder
    loans..................          --            98
                                -------      --------
Balance at December 31,
  2000.....................      (2,773)      290,959
  Net income...............          --         4,285
  Issuance of restricted
    stock..................         (86)           --
  Forfeiture of restricted
    stock..................          71           (52)
  Amortization of unearned
    stock compensation.....         701           701
  Issuance of common
    stock..................          --         2,796
  Stock repurchase.........          --        (2,241)
  Foreign currency
    translation adjustment,
    net of tax.............          --        (1,424)
                                -------      --------
Balance at June 30, 2001...     $(2,087)     $295,024
                                =======      ========

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS
                                                                 ENDED JUNE 30
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
Cash flows from earnings:
  Net income................................................  $  4,285   $12,093
  Reconciliation of net income to net cash provided by
    earnings:
    Depreciation and amortization...........................    13,891    11,017
    Amortization of employment contracts and unearned
      compensation..........................................     1,595     2,249
    Bad debt expense........................................     2,315     1,433
    Minority interest.......................................      (199)    3,180
    Deferred income tax provision...........................        --       183
    Income from investments in unconsolidated
      subsidiaries..........................................    (5,529)   (2,563)
                                                              --------   -------
      Net cash provided by earnings.........................    16,358    27,592
Cash flows from changes in working capital, net of
  acquisitions:
  Accounts receivable.......................................    13,700     8,858
  Receivables from affiliates...............................    (3,222)   (6,802)
  Notes receivable and other assets.........................     1,166   (17,091)
  Real estate held for sale.................................   (17,710)  (34,943)
  Notes payable on real estate held for sale................     8,817    32,886
  Accounts payable and accrued expenses.....................   (15,033)  (13,043)
  Payables to affiliates....................................      (287)     (240)
  Income taxes recoverable/payable..........................    (4,686)   (6,490)
  Other liabilities.........................................       711     6,718
                                                              --------   -------
      Net cash flows from changes in working capital........   (16,544)  (30,147)
                                                              --------   -------
Net cash used in operating activities.......................      (186)   (2,555)
                                                              --------   -------
INVESTING ACTIVITIES
Expenditures for furniture and equipment....................    (6,870)   (8,694)
Acquisitions of real estate service companies...............    (1,078)   (3,253)
Investments in unconsolidated subsidiaries..................   (12,810)  (24,200)
Distributions from unconsolidated subsidiaries..............     2,325     7,458
                                                              --------   -------
Net cash used in investing activities.......................   (18,433)  (28,689)
                                                              --------   -------
FINANCING ACTIVITIES
Principal payments on long-term debt and capital lease
  obligations...............................................  (200,400)  (53,949)
Proceeds from long-term debt................................   188,882    70,720
Contributions from minority interest........................     1,400     3,743
Distributions to minority interest..........................    (7,523)   (8,218)
Purchase of common stock....................................    (2,241)     (566)
Proceeds from exercise of stock options.....................       889       237
Proceeds from issuance of common stock......................     1,907     1,367
Collections of stockholder loans............................        --        98
                                                              --------   -------
Net cash provided by (used in) financing activities.........   (17,086)   13,432
                                                              --------   -------
Net decrease in cash and cash equivalents...................   (35,705)  (17,812)
Cash and cash equivalents, beginning of period..............    55,637    47,528
                                                              --------   -------
Cash and cash equivalents, end of period....................  $ 19,932   $29,716
                                                              ========   =======

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                        FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                           ENDED JUNE 30               ENDED JUNE 30
                                                       ----------------------      ----------------------
                                                         2001          2000          2001          2000
                                                       --------      --------      --------      --------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net income.......................................       $4,265        $8,393        $4,285       $12,093
  Other comprehensive loss:
  Foreign currency translation adjustments, net
    of tax benefit of $351 and $843 in the three
    and six months ended June 30, 2001,
    respectively.................................         (506)           --        (1,424)           --
                                                        ------        ------        ------       -------
Comprehensive income.............................       $3,759        $8,393        $2,861       $12,093
                                                        ======        ======        ======       =======

                            See accompanying notes.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1. GENERAL

    The consolidated interim financial statements of Trammell Crow Company (the "Company") included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under accounting principles generally accepted in the United States ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

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

EARNINGS PER SHARE

    The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 2001 include 1,052,665 and 1,182,647 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock. The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 2000 include 1,267,180 and 1,242,571 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2001

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1. GENERAL (CONTINUED)
fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Based on goodwill recorded at June 30, 2001, application of the nonamortization provisions of the statement is expected to result in an increase in net income of $2,773 ($0.08 per share) per year. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and, therefore, has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

RECLASSIFICATIONS

    The Company reorganized certain elements of its business effective
January 1, 2001. Consequently, the Institutional and Corporate segments reported in 2000 have been reorganized into the Global Services segment and the Development and Investment segment in 2001. Within the Global Services segment, the Company delivers property and facilities management, brokerage and corporate advisory, and project and construction management services for both corporate customers (typically the primary occupants of commercial properties) and institutional customers (investors and landlords who typically do not occupy the properties). All of the Company's real estate development, capital markets and investment activities are conducted through the Development and Investment segment. Revenues for the three and six months ended June 30, 2001 have been presented under this segment format. Revenues for the three and six months ended June 30, 2000 have been reclassified to conform to the presentation for 2001. As a result, the classification of 2000 revenue items differs from the amounts reported in previously filed documents. These reclassifications did not impact net income (see Note 9).

2. REAL ESTATE HELD FOR SALE

    During the six months ended June 30, 2001, the Company sold 16 real estate projects for an aggregate net sales price of $40,905 resulting in an aggregate gain on disposition of $3,826. In three other transactions, the Company recognized an aggregate of $741 of deferred gain resulting from dispositions in prior periods. During the six months ended June 30, 2000, the Company sold ten real estate projects for an aggregate sales price of $46,300, resulting in an aggregate gain on disposition of $8,472.

    In addition, during the six months ended June 30, 2001, the Company sold 75% of its interest in a partnership that owned real estate at a sales price equal to $2,238 (75% of the partnership's net book value) and provided partial financing of the purchase in the amount of $186. During the six months ended June 30, 2000, the Company received $15,160 from a real estate partnership in which it has a 10% interest, representing reimbursement of costs expended in excess of the Company's required capital contribution of $354. In two other transactions during the six months ended June 30, 2000, the Company sold its interest, at net book value, in partnerships which owned real estate with a cost of $16,827 and had debt and outstanding payables totaling the same amount. Also during the six months ended June 30, 2000, the

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2001

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

2. REAL ESTATE HELD FOR SALE (CONTINUED)
Company entered into two agreements with land sellers whereby the Company acquired property subject to a nonrecourse purchase money mortgage with the contractual right to deed back to the seller any property not sold by a certain date. During the six months ended June 30, 2000, in accordance with its rights under this agreement, the Company deeded land with a fair market value of $6,108 back to the lender. No gains or losses were recognized on these transactions.

3. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    Investments in unconsolidated subsidiaries consist of the following:

                                                         JUNE 30,    DECEMBER 31,
                                                           2001          2000
                                                         ---------   -------------
Real estate development................................   $37,971       $29,443
E-Commerce and Other...................................    27,834        26,160
                                                          -------       -------
                                                          $65,805       $55,603
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

    Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

                                                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                         --------------------
                                                           2001        2000
                                                         ---------   --------
REAL ESTATE DEVELOPMENT:
Total revenues.........................................  $  29,465   $ 20,873
Total expenses.........................................    (20,431)    (9,042)
                                                         ---------   --------
Net income.............................................  $   9,034   $ 11,831
                                                         =========   ========
OTHER:
Total revenues.........................................  $  93,252   $ 17,925
Total expenses.........................................    (86,629)   (16,442)
                                                         ---------   --------
Net income.............................................  $   6,623   $  1,483
                                                         =========   ========
TOTAL:
Total revenues.........................................  $ 122,717   $ 38,798
Total expenses.........................................   (107,060)   (25,484)
                                                         ---------   --------
Net income.............................................  $  15,657   $ 13,314
                                                         =========   ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2001

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

4. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                         JUNE 30,    DECEMBER 31,
                                                           2001          2000
                                                         ---------   -------------
Payroll and bonuses....................................   $27,217      $ 38,422
Commissions............................................    28,794        41,475
Deferred income........................................    11,445         6,381
Development costs......................................     4,576         2,724
Insurance..............................................     2,363           936
Other..................................................     7,923        11,219
                                                          -------      --------
                                                          $82,318      $101,157
                                                          =======      ========

5. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                         JUNE 30,    DECEMBER 31,
                                                           2001          2000
                                                         ---------   -------------
Borrowings under a $150,000 line of credit with a
  bank.................................................   $64,000       $75,105
Other..................................................     5,008         1,377
                                                          -------       -------
Total long-term debt...................................    69,008        76,482
Less current portion of long-term debt.................     1,808         1,377
                                                          -------       -------
                                                          $67,200       $75,105
                                                          =======       =======

    At June 30, 2001, the Company had an unused borrowing capacity (taking into account letters of credit and borrowings outstanding) under its $150,000 line of credit of approximately $68,890.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2001

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

6. STOCKHOLDERS' EQUITY

    A summary of the Company's stock option activity for the six months ended June 30, 2001, is as follows:

                                  EXERCISE PRICE   EXERCISE PRICE   EXERCISE PRICE   EXERCISE PRICE
                                     OF $3.85       OF $10.20 TO     OF $14.51 TO     OF $22.76 TO
                                      (BELOW         $14.50 (AT       $22.75 (AT       $36.00 (AT
                                   MARKET PRICE     MARKET PRICE     MARKET PRICE     MARKET PRICE
                                  AT GRANT DATE)   AT GRANT DATE)   AT GRANT DATE)   AT GRANT DATE)     TOTAL
                                  --------------   --------------   --------------   --------------   ---------
OPTIONS OUTSTANDING:
December 31, 2000...............     1,613,123        1,567,343        3,626,449         231,416      7,038,331
Granted.........................            --        1,546,793               --              --      1,546,793
Exercised.......................      (229,770)              --               --              --       (229,770)
Forfeited.......................            --          (74,250)        (275,571)         (3,042)      (352,863)
                                     ---------        ---------        ---------         -------      ---------
June 30, 2001...................     1,383,353        3,039,886        3,350,878         228,374      8,002,491
                                     =========        =========        =========         =======      =========
OPTIONS EXERCISABLE AT JUNE 30,
  2001..........................     1,383,353          427,400        2,541,615         185,727      4,538,095
                                     =========        =========        =========         =======      =========

    In May 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The repurchase program authorized the repurchase of up to $15,000 of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through June 30, 2001, the Company had repurchased 213,400 shares at an average cost of $10.50 per share with funds generated from operations and existing cash. The Company placed the repurchased shares in treasury. The Company intends to reissue such shares in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's Long-Term Incentive Plan and other equity-based incentive plans, as well as for other corporate purposes.

7. FINANCIAL INSTRUMENTS

    The Company's $150,000 line of credit agreement requires the Company to maintain an interest rate swap to manage market risks related to changes in interest rates. Through March 24, 2000, the Company had an interest rate swap outstanding with a notional amount of $125,000. This swap agreement established a fixed interest pay rate of 5.52% on a portion of the Company's variable rate debt. On March 24, 2000, the interest rate swap agreement was renewed for a twelve-month period ending March 24, 2001, with a notional amount of $150,000 through June 26, 2000, a notional amount of $125,000 through September 25, 2000 and a notional amount of $100,000 through March 24, 2001. This swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company's variable rate debt. On March 24, 2001, the interest rate swap agreement was renewed for a twenty-four month period ending March 24, 2003, with a notional amount of $150,000. This swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company's variable rate debt. Under these swap agreements, if the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2001

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

7. FINANCIAL INSTRUMENTS (CONTINUED)
paid to the Company and recorded as a reduction of interest expense. The weighted average receive rates under these swap agreements for the three and six months ended June 30, 2001 were 4.48% and 5.17%, respectively, and 6.34% and 6.17% for the three and six months ended June 30, 2000, respectively. In connection with these agreements, the Company recorded incremental interest expense of $70 and $235 for the three and six months ended June 30, 2001, respectively, and incremental interest expense of $134 for the three months ended June 30, 2000 and a reduction to interest expense of $14 for the six months ended June 30, 2000.

    The Company's participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes. The adoption of Financial Accounting Standards Board Statement
No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, on January 1, 2001, resulted in $402 being recognized as expense related to the interest rate swap agreement for the three and six months ended June 30, 2001. The loss is due to a change in fair value of the interest rate swap agreement.

8. COMMITMENTS AND CONTINGENCIES

    At June 30, 2001, the Company had guaranteed $21,382 of real estate notes payable of others. These notes are collateralized by the underlying real estate and have maturity dates through May 2005. The Company had outstanding letters of credit totaling $9,751 at June 30, 2001, which expire at varying dates through October 2003.

    In addition, at June 30, 2001, the Company had several completion and budget guarantees relating to development projects. Management does not expect to incur any material losses under these guarantees.

    The Company and its subsidiaries are defendants in lawsuits that arose in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's results of operations or financial position.

9. SEGMENT INFORMATION

DESCRIPTION OF SERVICES BY SEGMENT

    During the first quarter of 2001, the Company announced an internal reorganization of its business, effective January 1, 2001, designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure referred to as the Global Services Group. The reorganization also created a national organization, the Development and Investment Group, focused solely on the Company's development and investment activities, both those performed on behalf of institutional and corporate customers on a fee basis and those pursuant to which the Company takes an ownership position. While the services provided by the Company remained the same, the reorganization changed the way the Company's business is managed and financial resources are allocated. Therefore, the Company's reportable segments, Global Services and Development and Investment, have changed correspondingly for 2001.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2001

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

9. SEGMENT INFORMATION (CONTINUED)
    The Company also separately reports its activities in e-commerce initiatives, including related overhead, in a third segment. The E-Commerce segment does not include investments in ongoing technology advancements internal to the Company's other two business segments.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The Company evaluates performance and allocates resources among its three reportable segments based on income before income taxes and EBITDA (as defined in footnote 3 to the table below). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

    The Company's reportable segments are defined by the nature of the service provided and activities conducted. Because development services require specialized knowledge, the new organizational structure allows the group of individuals with specialized knowledge and experience in development activities to perform these services with greater focus through the Company's Development and Investment segment. The structure of the Global Services segment allows the Company to better utilize resources for the provision of similar services in specific geographic areas. The E-Commerce segment captures distinct e-commerce business and investments and is separately managed.

    Virtually all of the Company's revenues are from customers located in the United States. No individual customer accounts for more than 10% of the Company's revenues.

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2001

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

9. SEGMENT INFORMATION (CONTINUED)
    Summarized financial information for the Company's three reportable segments follows:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2001     2000(1)      2001     2000(1)
                                                      --------   --------   --------   --------
GLOBAL SERVICES:
Total revenues......................................  $168,164   $163,063   $323,175   $301,954
Costs and expenses(2)...............................   162,101    146,973    313,549    280,922
                                                      --------   --------   --------   --------
Income before income tax expense....................     6,063     16,090      9,626     21,032
Depreciation and amortization.......................     5,880      5,295     12,081      9,376
Interest expense....................................     1,262      1,544      2,963      2,555
                                                      --------   --------   --------   --------
EBITDA(3)...........................................  $ 13,205   $ 22,929   $ 24,670   $ 32,963
                                                      ========   ========   ========   ========
DEVELOPMENT AND INVESTMENT:
Total revenues......................................  $ 25,315   $ 23,027   $ 44,795   $ 47,380
Costs and expenses(2)...............................    23,752     24,580     45,960     47,706
                                                      --------   --------   --------   --------
Income (loss) before income tax expense (benefit)...     1,563     (1,553)    (1,165)      (326)
Depreciation and amortization.......................     1,113      1,056      1,810      1,641
Interest expense....................................     2,611      2,699      5,258      5,189
                                                      --------   --------   --------   --------
EBITDA(3)...........................................  $  5,287   $  2,202   $  5,903   $  6,504
                                                      ========   ========   ========   ========
E-COMMERCE:
Total revenues......................................  $     --   $     --   $     --   $     --
Costs and expenses(2)...............................       454        547      1,256        547
                                                      --------   --------   --------   --------
Income (loss) before income tax expense (benefit)...      (454)      (547)    (1,256)      (547)
Depreciation and amortization.......................        --         --         --         --
Interest expense....................................        --         --         --         --
                                                      --------   --------   --------   --------
EBITDA(3)...........................................  $   (454)  $   (547)  $ (1,256)  $   (547)
                                                      ========   ========   ========   ========
TOTAL:
Total revenues......................................  $193,479   $186,090   $367,970   $349,334
Costs and expenses(2)...............................   186,307    172,100    360,765    329,175
                                                      --------   --------   --------   --------
Income before income tax expense....................     7,172     13,990      7,205     20,159
Depreciation and amortization.......................     6,993      6,351     13,891     11,017
Interest expense....................................     3,873      4,243      8,221      7,744
                                                      --------   --------   --------   --------
EBITDA(3)...........................................  $ 18,038   $ 24,584   $ 29,317   $ 38,920
                                                      ========   ========   ========   ========

                                                              JUNE 30,    DECEMBER 31,
                                                                2001         2000(1)
                                                              ---------   -------------
TOTAL ASSETS:
Global Services.............................................  $379,617      $404,879
Development and Investment..................................   319,390       319,391
E-Commerce..................................................     5,043         2,164
                                                              --------      --------
Total consolidated assets...................................  $704,050      $726,434
                                                              ========      ========

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2001

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

9. SEGMENT INFORMATION (CONTINUED)
(1) The 2000 segment information has been reclassified to reflect the changes in the Company's reportable segments effective January 1, 2001 and the addition of the E-Commerce segment in the third quarter of 2000.

(2) Costs and expenses for the three and six months ended June 30, 2001 include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $665 and $1,415 related to the Global Services segment and $108 and $180 related to the Development and Investment segment, respectively. Costs and expenses for the three and six months ended June 30, 2000 include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $1,160 and $1,969 related to the Global Services segment and $159 and $280 related to the Development and Investment segment, respectively. Through June 30, 2001, there had been no non-cash compensation expense related to the E-Commerce segment.

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

10. RESTRUCTURING CHARGES

    During the first quarter of 2001 the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure. As part of the reorganization, in April 2001, the Company advised approximately 90 employees across all functions and levels that their jobs were being eliminated as part of a cost-cutting effort focusing on inefficiencies and redundancies. The Company incurred restructuring charges of $947 through June 30, 2001, consisting primarily of involuntary employee termination benefits including severance and outplacement benefits. As of June 30, 2001, all of the affected employees had been terminated and no remaining charges were accrued at June 30, 2001. During the three months ended June 30, 2001, approximately 30 other employees were terminated in actions unrelated to the reorganization. The restructuring charge does not include severance or other costs associated with the termination of these other employees.

    In July 2001, approximately 55 additional employees at 25 different locations throughout the United States were notified of their job eliminations effective July 31, 2001. The functions and levels of these eliminations were similar to the earlier reductions. The Company incurred approximately $663 of severance and outplacement benefits related to these terminations.

    In July 2001, the Company also formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations. The plan calls for the consolidation of client accounting operations into three regional centers in Dallas, Texas, Memphis, Tennessee, and Seattle, Washington, and the consolidation of the Company's internal accounting

                     TRAMMELL CROW COMPANY AND SUBSIDIARIES

                                 JUNE 30, 2001

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

10. RESTRUCTURING CHARGES (CONTINUED)
in Dallas, Texas. The accounting restructuring plan contemplates the termination of approximately 200 accounting personnel at 18 locations throughout the United States, with termination dates ranging from July 2001 through April 2002, at an approximate cost of $2,149 in severance, stay pay and outplacement services. Over the next year, management expects this plan to provide a net reduction in headcount of approximately 70 employees, as eliminated positions are replaced by new hires in Dallas, Memphis and Seattle. The plan is anticipated to be complete in the second quarter of 2002.

11. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is summarized below:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             ----------------------
                                                               2001          2000
                                                             --------      --------
Non-cash activities:
  Issuance of restricted stock, net of forfeitures.........   $    7         $813
  Capital lease obligations................................    1,516           --
  Distribution receivable from sale of investment in
    unconsolidated subsidiary..............................    4,425           --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

    Trammell Crow Company is one of the largest diversified commercial real estate service firms in North America. Effective January 1, 2001, the Company reorganized its business to consolidate all of the property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both corporate and institutional customers under a single leadership infrastructure referred to as the Global Services Group. The reorganization also created a national organization, referred to as the Development and Investment Group, through which all of the Company's real estate development, capital markets and investment activities are conducted. The Company continues to capture all activities related to e-commerce, including related overhead, in a third segment. Because the reorganization changed the way the Company's business is managed and financial resources are allocated, the Company's reportable segments changed correspondingly in 2001 although the services provided by the Company remained the same.

    Within the Global Services segment, with approximately 7,000 employees, the Company provides institutional customers (investors and landlords who typically do not occupy the properties) with services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. In addition, corporate customers (typically the primary occupants of commercial properties) are provided with comprehensive day-to-day occupancy-related services, including administration, maintenance and repair of facilities, office services (such as security, reprographics, mail, cafeteria, shipping and receiving, and reception services) and call center services (including work-order, dispatch, vendor management, and emergency response) which are provided 24 hours a day through the Company's centralized call center. The brokerage services provided to institutional customers include project leasing (leasing space) and investment sales (buying and selling land or income-producing properties). The corporate advisory services business includes services provided to corporate customers, such as tenant representation, acquisition and disposition brokerage, portfolio management, lease administration, and lease portfolio audits. The Company's project and construction management services include space planning, construction, site consolidations, workspace moves, and management of furniture, signage, and cabling requirements. The Global Services group is organized into 14 different geographic and customer-centric "mega markets," many of which are multi-city. The Company's focus on establishing itself as a dominant brand facilitates the accumulation of strong resources within the "mega-markets."

    Through the Development and Investment segment, encompassing approximately 250 to 300 employees, the Company provides development and investment services, both those performed on behalf of institutional and corporate customers on a fee basis, and those pursuant to which the Company takes an ownership position. The Company provides comprehensive project development and construction services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for institutional customers and fee development and build-to-suit projects for corporate customers, including those in higher education and healthcare. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is better positioned to pursue and execute new development business, particularly programmatic business with the Company's large customers, and exploit niche market opportunities.

    The Company's activities related to e-commerce, including related overhead, are captured in the E-Commerce segment. The E-Commerce segment also includes the Company's investments in e-commerce related companies. In 2000, the Company entered into an alliance with other leading real estate service companies to develop e-commerce initiatives that leverage the collective experience and delivery capabilities of the alliance members to benefit their customers and the real estate industry generally. The alliance and its members have made investments in a web-based procurement platform and a web-based transaction platform, including an Internet listing site for properties available for sale or lease, that are intended to make real estate professionals more effective by helping them save time in completing their job responsibilities.

RESULTS OF OPERATIONS--THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
  THREE AND SIX MONTHS ENDED JUNE 30, 2000

    REVENUES. The Company's total revenues increased $7.4 million, or 4.0%, to $193.5 million for the three months ended June 30, 2001 and increased
$18.7 million, or 5.4%, to $368.0 million for the six months ended June 30, 2001 from the comparable periods in the prior year.

GLOBAL SERVICES REVENUE

CORPORATE REVENUES

    Facilities management revenue, which represented 22.2% and 23.1% of the Company's total revenue for the three and six months ended June 30, 2001, respectively, increased $11.7 million, or 37.4%, to $43.0 million for the three months ended June 30, 2001 and increased $24.2 million, or 39.9%, to $84.9 million for the six months ended June 30, 2001 from comparable periods in the prior year. The revenue growth for the three and six months ended June 30, 2001 primarily resulted from (i) the addition of several new customers,
(ii) the expansion of services provided to existing customers, and (iii) the operations of Trammell Crow Savills, a joint venture with Savills plc, headquartered in London, formed in June 2000 to provide real estate outsourcing services in Europe and Asia. A significant portion of the overall increase in facilities management revenue consists of reimbursement of salaries, wages and benefits.

    Corporate advisory services revenue, which represented 13.9% and 14.3% of the Company's total revenue for the three and six months ended June 30, 2001, respectively, decreased $11.5 million, or 29.9%, to $26.9 million for the three months ended June 30, 2001 and decreased $11.7 million, or 18.1%, to $52.8 million for the six months ended June 30, 2001 from the comparable periods in the prior year. The decrease is due to a reduction in transaction volume as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space. In addition, the number of brokers employed during the first and second quarters of 2001 has decreased, as compared to the first and second quarters of 2000.

    Revenues from project management services totaled $13.0 million and $25.6 million and represented 6.7% and 7.0% of the Company's total revenue for the three and six months ended June 30, 2001, respectively. These revenues increased $3.2 million, or 32.7%, for the three months ended June 30, 2001 and increased $6.1 million, or 31.3%, for the six months ended June 30, 2001 from comparable periods in the prior year. The revenue growth for the three and six months ended June 30, 2001 was primarily due to the (i) the addition of several new customers, (ii) the operations of Trammell Crow Savills, and (iii) the expansion of services provided to existing customers.

INSTITUTIONAL REVENUES

    Property management revenue, which represented 23.8% and 24.2% of the Company's total revenue for the three and six months ended June 30, 2001, respectively, increased $6.5 million, or 16.4%, to $46.1 million for the three months ended June 30, 2001 and increased $9.6 million, or 12.1%, to $89.1 million for the six months ended June 30, 2001 from the comparable periods in the prior year. The increase for the three and six months ended June 30, 2001 was primarily due to an overall increase of 5% from June 30, 2000 to June 30, 2001 in the total number of square feet under management and in the percentage of managed space represented by office product, which generates higher property management revenues per square foot than other product types.

    Brokerage revenue, which represented 18.0% and 16.8% of the Company's total revenue for the three and six months ended June 30, 2001, respectively, decreased $3.9 million, or 10.1%, to $34.8 million for the three months ended June 30, 2001 and decreased $6.0 million, or 8.9%, to $61.7 million for the six months ended June 30, 2001 from the comparable periods in the prior year. The decrease is due to a reduction in transaction volume as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space. In addition, the number of brokers employed during the first and second quarters of 2001 has decreased, as compared to the first and second quarters of 2000.

    Construction management revenues totaled $3.5 million and $8.0 million and represented 1.8% and 2.2% of the Company's total revenue for the three and six months ended June 30, 2001, respectively. These revenues decreased $1.7 million, or 32.7%, for the three months ended June 30, 2001 and decreased $1.6 million, or 16.7%, for the six months ended June 30, 2001 from comparable periods in the prior year. Construction management revenues are generated from services including space planning, construction, site consolidations, workspace moves and management of furniture, signage and cabling requirements that are directly related to the customer's real estate demands. The decrease for the three and six months ended June 30, 2001 is a result of a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy.

    DEVELOPMENT AND INVESTMENT REVENUE

    Revenues from development and construction fees totaled $18.3 million and $34.7 million and represented 9.5% and 9.4% of the Company's total revenue for the three and six months ended June 30, 2001, respectively. These revenues decreased $0.2 million, or 1.1%, for the three months ended June 30, 2001 and decreased $1.0 million, or 2.8%, for the six months ended June 30, 2001 from comparable periods in the prior year. The decrease for the three and six months ended June 30, 2001 is primarily due to a decrease of $2.1 million and $6.5 million, respectively, in development fees and incentive development fees as a result of a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy. This decrease was partially offset by an increase of $0.7 million and $3.2 million for the three and six months ended June 30, 2001, respectively, of rental revenue from real estate properties held for sale as the Company made more opportunistic acquisitions of operational projects in late 2000 and the first half of 2001 than in previous years. Also partially offsetting the development fee decrease was an increase in revenues generated from services including construction bidding and management, tenant finish coordination, project closeout and general contracting of $1.7 million and $2.8 million for the three and six months ended June 30, 2001, respectively.

    Income from investments in unconsolidated subsidiaries, which represented 2.3% and 1.3% of the Company's total revenue for the three and six months ended June 30, 2001, respectively, increased $3.2 million, or 266.7%, to $4.4 million for the three months ended June 30, 2001 and increased $2.1 million, or 80.8%, to $4.7 million for the six months ended June 30, 2001 from the comparable periods in the prior year. The revenue growth for the three and six months ended June 30, 2001 is primarily the result of a large transaction that closed in June 2001, resulting in revenue to the Company of $3.8 million. There were no comparable transactions in the second quarter of 2000, although there were three transactions in the first quarter of 2000 with aggregate revenues of $1.5 million.

    Gain on disposition of real estate totaled $2.3 million and $4.6 million and represented 1.2% and 1.3% of the Company's total revenue for the three and six months ended June 30, 2001, respectively. These gains decreased $0.6 million, or 20.7%, for the three months ended June 30, 2001 and decreased $3.9 million, or 45.9%, for the six months ended June 30, 2001 from comparable periods in the prior year. For the three months ended June 30, 2001, the Company sold 8 real estate projects for an aggregate net sales price of $21.5 million, resulting in an aggregate gain on disposition of $2.3 million. For the three months ended June 30, 2000, the Company sold 4 real estate projects for an aggregate net sale price of $13.5 million, resulting in an aggregate gain on disposition of $2.9 million. For the six months ended
June 30, 2001, the Company sold 16 real estate projects for an aggregate net sales price of $40.9 million, resulting in an aggregate gain on disposition of $3.8 million, and recognized deferred gain of $0.7 million relating to dispositions in previous periods. For the six months ended June 30, 2000, the Company sold ten real estate projects for an aggregate net sales price of $46.3 million, resulting in an aggregate gain on disposition of $8.5 million.

    The Company's corporate development activity has remained stable with an increase in development and construction activity related to higher education, offset by declines in corporate build-to-suits. Some of the Company's development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects. Since the latter part of 1999, the Company has become more cautious in developing speculative real estate. The caution reflects the fact that demand for new product in many of the markets in which the Company operates has declined with the overall downturn in the economy.

    COSTS AND EXPENSES. The Company's costs and expenses increased $14.2 million, or 8.3%, to $186.3 million for the three months ended June 30, 2001 and increased $31.6 million, or 9.6%, to $360.8 million for the six months ended June 30, 2001 from the comparable periods in the prior year.

    The increase in costs and expenses was largely due to a $16.5 million, or 16.5%, and $33.0 million, or 16.4%, increase in salaries, wages and benefits for the three and six months ended June 30, 2001, respectively, from the comparable periods in the prior year. The increase for the three and six months ended
June 30, 2001 is primarily due to increases in staffing to support internal growth in the Company's business, including new assignments for the Company's outsourcing business, rising pressure on labor costs, and the operations of Trammell Crow Savills. For the three and six months ended June 30, 2001,
$13.4 million and $27.9 million, respectively, of this increase related to salaries, wages and benefits that were reimbursed by customers. This was offset by a decrease in bonus expense due to the Company's institution of a new bonus plan effective as of the beginning of 2001. Under the new bonus plan, a substantial majority of employee bonuses will be paid from a pool, the size of which will be determined by the Company's pre-bonus income before income taxes. Consistent with the new plan, the portion of the subject bonuses accrued each quarter is based on the percentage of targeted pre-bonus income before income taxes achieved in that quarter. In 2000 and prior years, there was no such company-wide bonus plan overlay; as a result, in prior years estimated employee annual incentive bonuses were generally accrued evenly throughout the year. The new bonus plan benefited income before income taxes by approximately
$6.0 million and $14.2 million for the three and six months ended June 30, 2001, respectively.

    Commissions decreased $4.7 million, or 15.2%, to $26.2 million, for the three months ended June 30, 2001 and decreased $5.8 million, or 11.1%, to $46.5 million for the six months ended June 30, 2001 from the comparable periods in the prior year. The decrease in commission expense for the three and six months ended June 30, 2001 corresponds to the decrease in the Company's corporate advisory services and brokerage revenue, which was driven by a reduction in transaction volume as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space. In addition, the commission expense decrease was driven by a decrease in the number of brokers employed during the first and second quarters of 2001, as compared to the first and second quarters of 2000.

    General and administrative expenses increased $3.1 million, or 11.0%, to $31.4 million for the three months ended June 30, 2001 and increased $3.4 million, or 6.3%, to $57.2 million for the six months ended June 30, 2001 from comparable periods in the prior year. The increase for the three and six months ended June 30, 2001 is primarily due to a company-wide increase in administrative costs resulting from the overall increase in number of employees (approximately 6,900 at June 30, 2000 and approximately 7,400 at June 30, 2001). In addition, development-related pursuit costs expensed increased $1.4 million and $1.2 million for the three and six months ended June 30, 2001, respectively, from the comparable periods in the prior year.

    Other expenses (consisting of depreciation, amortization and interest) increased $0.3 million, or 2.8%, to $10.9 million, for the three months ended June 30, 2001 and increased $3.3 million, or 17.6%, to $22.1 million for the six months ended June 30, 2001 from comparable periods in the prior year. Depreciation and amortization increased $0.6 million and $2.9 million for the three and six months ended June 30, 2001, respectively. Interest expense decreased $0.3 million and increased $0.5 million for the three and six months ended June 30, 2001, respectively. The increase in depreciation and amortization for the three and six months ended June 30, 2001 is primarily related to depreciation expense on information systems-related assets accounted for as capital leases and amortization of transition costs incurred in connection with certain outsourcing contracts. The decrease in interest expense for the three months ended June 30, 2001 is a result of a lower average outstanding balance related to the Company's revolving line of credit as well as a decrease in capital lease payments (related to information systems-related assets) from second quarter 2000 to second quarter 2001. The increase in interest expense for the six months ended June 30, 2001 is attributable to an increase in the number of real estate properties held for sale that have become operational (under GAAP, once a property is operational, interest is expensed rather than capitalized as it is during the construction period). In addition, increased interest expense related to the Company's revolving line of credit resulting from higher average outstanding balances in the first quarter 2001, and an increase in capital lease payments from the first quarter 2000 to the first quarter 2001.

    Minority interest decreased $1.9 million, or 95.0%, to $0.1 million for the three months ended June 30, 2001 and decreased $3.4 million, or 106.3%, to ($0.2) million for the six months ended June 30, 2001 from comparable periods in the prior year. The decrease for the three months ended June 30, 2001 is primarily a result of two larger transactions in 2000 with an aggregate expense of $1.7 million, with no comparable expense in 2001. The decrease for the six months ended June 30, 2001 is primarily a result of two larger transactions in 2000 with an aggregate expense of $2.3 million compared to a large transaction in 2001 with income of $1.0 million.

    During the first quarter of 2001 the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure. As part of the reorganization, in April 2001, the Company advised approximately 90 employees across all functions and levels that their jobs were being eliminated as part of a cost-cutting effort focusing on inefficiencies and redundancies. The Company incurred restructuring charges of $.9 million through June 30, 2001, consisting primarily of involuntary employee termination benefits including severance and outplacement benefits. As of June 30, 2001, all of the affected employees had been terminated and no remaining charges were accrued at June 30, 2001. During the three months ended June 30, 2001, approximately 30 other employees were terminated in actions unrelated to the reorganization. The restructuring charge does not include severance or other costs associated with the termination of these other employees.

    In July 2001, approximately 55 additional employees at 25 different locations throughout the United States were notified of their job eliminations effective July 31, 2001. The functions and levels of these eliminations were similar to the earlier reductions. The Company incurred approximately
$.7 million of severance and outplacement benefits related to these terminations.

    In July 2001, the Company also formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations. The plan calls for the consolidation of client accounting operations into three regional centers in Dallas, Texas, Memphis, Tennessee, and Seattle, Washington, and the consolidation of the Company's internal accounting in Dallas, Texas. The accounting restructuring plan contemplates the termination of approximately 200 accounting personnel at 18 locations throughout the United States, with termination dates ranging from July 2001 through April 2002, at an approximate cost of $2.1 million in severance, stay pay and outplacement services. Over the next year, management expects this plan to provide a net reduction in headcount of approximately 70 employees, as eliminated positions are replaced by new hires in Dallas, Memphis and Seattle. The plan is anticipated to be complete in the second quarter of 2002.

    INCOME BEFORE INCOME TAXES. The Company's income before income taxes decreased $6.8 million, or 48.6%, to $7.2 million for the three months ended June 30, 2001 and decreased $13.0 million, or 64.4%, to $7.2 million for the six months ended June 30, 2001 from the comparable prior year periods due to the fluctuations in revenues and expenses above. The Company believes that the current quarter results are not indicative of full year results due to changes in revenue composition and fluctuations in timing and volume of activity from quarter to quarter.

    NET INCOME. Net income decreased $4.1 million, or 48.8%, to $4.3 million for the three months ended June 30, 2001 as compared to the same period in the prior year, and decreased $7.8 million, or 64.5%, to $4.3 million for the sixth months ended June 30, 2001 for the same period in the prior year, due to the fluctuations in revenues and expenses described above.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources requirements include the funding of working capital needs, primarily accounts receivable from its clients; the funding of capital investments, including the acquisition of or investments in other real estate service companies; capital payments to obtain service contracts; the repurchase of its shares; expenditures for real estate held for sale and payments on notes payable associated with its development and investment activities; and expenditures related to upgrading the Company's management information systems. The Company finances its operations with internally generated funds and borrowings under the Credit Facility (described below) and had an unused borrowing capacity under its line of credit of $68.9 million at June 30, 2001. The portion of the Company's development and investment business that includes the acquisition and development of real estate is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

    Net cash used in operating activities totaled $0.2 million for the six months ended June 30, 2001, compared to $2.6 million for the same period in 2000. This change is primarily due to lower net income for the six months ended June 30, 2001 as compared to the same period in the prior year. In addition, the change is due to $8.9 million of cash used, net of related borrowings, in the first six months of 2001 to acquire real estate held for sale compared to $2.1 million used in the same period of 2000. This decrease is partially offset by less cash expended in 2001 for upfront payments on service contracts and escrow deposits and other pursuit costs for real estate development than in the comparable period of 2000.

    Net cash used in investing activities totaled $18.4 million for the six months ended June 30, 2001, compared to net cash used by investing activities of $28.7 million for the same period in 2000. This change is primarily due to a decrease in cash used for investments in unconsolidated subsidiaries, net of distributions, of $10.5 million in 2001 compared to $16.7 million in 2000. Also, there was a decrease of cash used for furniture and equipment expenditures of $6.9 million in 2001 compared to $8.7 million in 2000. Cash used for acquisitions of real estate service companies decreased from $3.3 million in 2000 to $1.1 million in 2001.

    Net cash used in financing activities totaled $17.1 million for the six months ended June 30, 2001, compared to net cash provided by financing activities of $13.4 million for the same period in 2000. This change is attributable to payments, net of borrowings, in 2001 of $11.5 million, primarily under the Credit Facility (described below), compared to borrowings, net of payments, of $16.8 million in 2000. In addition, the Company made distributions to minority interest holders, net of contributions, of $6.1 million in 2001, compared to distributions to minority interest holders, net of contributions, of $4.5 million in 2000. In addition, the Company repurchased common stock in 2001 for $2.2 million compared to $0.6 million in 2000. The Company also received $2.8 million in 2001 compared to $1.6 million in 2000, from the exercise of stock options and issuance of common stock.

    In December 2000, the Company obtained a $150.0 million revolving line of credit (the "Credit Facility") arranged by Bank of America, N.A., as the administrative agent (the "Administrative Agent"), which replaced the Company's prior revolving line of credit. Under the terms of the Credit Facility, the Company can obtain loans, which are Base Rate Loans, or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin, which ranges from 0% to 0.50% depending on the Company's leverage ratio. The base rate is the higher of the prime-lending rate announced from time-to-time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.625% to 2.25%, depending upon the Company's leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets, restrictions on recourse indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness. At June 30, 2001, the Company had outstanding borrowings of $64.0 million under the Credit Facility. The Credit Facility requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $50.0 million ensuring the net interest is fixed, capped or hedged. In March 2000, the Company renewed an existing interest rate swap agreement for a twelve-month period ending March 24, 2001 with a fixed interest pay rate of 6.65% and a notional amount of $150.0 million through June 26, 2000, a notional amount of $125.0 million through September 25, 2000 and a notional amount of $100.0 million through March 24, 2001. On March 24, 2001, the interest rate swap agreement was renewed for a twenty-four month period ending March 24, 2003 with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The weighted average receive rate for the swap agreement was 5.17% for the six months ended June 30, 2001. The Company's participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

    In August 1997, Trammell Crow BTS, Inc., a wholly-owned subsidiary of the Company ("TC BTS"), obtained a $20.0 million credit facility (the "Retail BTS Facility") from KeyBank National Association ("KeyBank"). In September 1999, the Retail BTS Facility was modified to increase the credit facility to $30.0 million. Under the modified terms of the Retail BTS Facility, until July 31, 2001, subsidiaries of TC BTS could obtain loans at one of a LIBOR-based interest rate, KeyBank's prime rate or a combination of the two interest rates. No new loans can be obtained under the Retail BTS Facility. The proceeds of any such loans must be used for the construction of retail facilities. On June 30, 2001, the outstanding balance owed under the Retail BTS Facility was $3.2 million. The Retail BTS facility is secured by a first mortgage on and assignment of all rents from the constructed facilities. In addition, TC BTS must guarantee all obligations of its subsidiaries for loans made pursuant to the Retail BTS Facility. The Company must also guarantee the repayment obligations under the Retail BTS Facility with respect to such loans and must guarantee the timely lien-free completion of each retail facility to which such loans relate. As guarantor, the Company is subject to various covenants such as maintenance of net worth and liquidity and key financial data. The Retail BTS Facility also contains various covenants, such as the maintenance of a minimum net worth and liquidity of TC BTS and prohibition on other TC BTS guarantees of build-to-suit retail projects.

    In December 1998, TCC NNN Trading, Inc. ("TCC Triple Net") obtained a two-year $20.0 million revolving line of credit ("Triple Net Facility") from KeyBank. Under the terms of the Triple Net Facility, TCC Triple Net could obtain loans at a LIBOR-based interest rate or prime rate, the proceeds of which must have been used for the acquisition of retail properties subject to "triple net" leases. The Triple Net Facility expired in December 2000; therefore, no new loans can be made under the Triple Net Facility. On June 30, 2001, the outstanding balance under the Triple Net Facility was $3.3 million, and the loans mature in September 2001. The Triple Net Facility is nonrecourse to TCC Triple Net and is secured by a first mortgage and assignment of all rents from the acquired properties. The Company guaranteed from 10% to 40% of each such loan depending on the credit rating of the tenant occupying the acquired property. The Company's guarantee percentage will be reduced to 10% for any loan upon the receipt of a qualifying purchase agreement relating to the property underlying such loan. The maximum amount of any advance related to a single property was either (i) 90% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BBB or higher), or
(ii) 80% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BB+ or lower). The Triple Net Facility also contains various covenants, such as the maintenance of minimum equity and liquidity of the Company and covenants relating to certain key financial data of the Company.

    The Company does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Facility and loans secured by underlying real estate will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, acquisitions of service companies, the repurchase of its shares and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of its implementation of its growth strategy. The Company regularly considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

    In May 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The repurchase program authorized the repurchase of up to $15.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through June 30, 2001, the Company had repurchased 213,400 shares at an average cost of $10.50 per share with funds generated from operations and existing cash. The Company has not repurchased any additional shares since June 30, 2001. The Company placed the repurchased shares in treasury and has reissued shares (and expects to reissue additional shares) in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's Long-Term Incentive Plan, as well as for other corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. However, due to its purchase of an interest rate swap agreement, which the Company uses to hedge a portion, but not all, of its exposure to fluctuations in interest rate, the effects of interest rate changes are limited. The Company's earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Europe, Asia, Australia and Latin America. There have been no significant changes in the interest rate or foreign currency market risks since December 31, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on May 25, 2001, the following proposals were submitted to stockholders with the following results:

    1. Election of the individuals named below to serve as Class I Directors of the Company until its Annual Meeting of Stockholders in 2004 or until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

                                                   NUMBER OF SHARES
                                                 ---------------------
                                                    FOR       WITHHELD
                                                 ----------   --------
Robert E. Sulentic.............................  29,853,941   631,024
Curtis Feeny...................................  29,944,265   540,700
Rowland T. Moriarty............................  29,735,792   749,173

       The following individuals are Class II Directors of the Company, whose terms expire at the Company's Annual Meeting of Stockholders in 2002:
       James R. Erwin and Jeffrey M. Heller. The following individuals are Class III Directors of the Company, whose terms expire at the Company's Annual Meeting of Stockholders in 2003: J. McDonald Williams, H. Pryor Blackwell, William F. Concannon and Henry J. Faison.

    2. Approval of an amendment to the Company's Employee Stock Purchase Plan that (a) increased by 1,000,000 the number of shares of Common Stock that may be issued under the Employee Stock Purchase Plan and (b) instituted a six-month holding period during which Common Stock purchased pursuant to the Employee Stock Purchase Plan may not be disposed of in any manner, including by means of assignment or hypothecation.

                                                      NUMBER OF SHARES
                                                      ----------------
For.................................................     29,908,251
Against.............................................        568,273
Abstain.............................................          8,441

    3. Ratification of the selection of Ernst & Young LLP as independent accountants for the Company for the fiscal year ended December 31, 2001.

                                                      NUMBER OF SHARES
                                                      ----------------
For.................................................     30,359,135
Against.............................................        120,909
Abstain.............................................          4,921

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

10.3 Form of Indemnification Agreement, with schedule of signatories
10.7.3   Third Amendment to the Company's Employee Stock Purchase
         Plan (previously filed as an exhibit to the Company's Form
         S-8 (File Number 333-62884) filed with the Securities and
         Exchange Commission on June 13, 2001 and incorporated herein by reference)

    (b) Reports on Form 8-K filed since March 31, 2001:

       On April 13, 2001 the Company filed a Current Report on Form 8-K reporting other events pursuant to Item 5 of Form 8-K. Unaudited reclassified Consolidated Statements of Income and Segment Information for the years ended December 31, 2000 and 1999 were filed as exhibits to the Form 8-K.

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

Date: August 14, 2001