Form 10-Q
period 2001-09-30
TRAMMELL CROW CO
filed 2001-11-14
CIK 1022438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001,

or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number 1-13531

Trammell Crow Company

(Exact name of registrant as specified in its charter)

Delaware	75–2721454
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

2001 Ross Avenue Suite 3400 Dallas, Texas

75201
(Address of principal executive offices)	(Zip Code)

(214) 863-3000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

At November 7, 2001 there were 35,647,111 shares of Common Stock outstanding.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

INDEX

PART I.	Financial Information
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2001 and 2000 (unaudited)
Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2001 (unaudited) and the year ended December 31, 2000
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)
Condensed Consolidated Statements of Comprehensive Income for the three and nine months endedSeptember 30, 2001 and 2000 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
PART II.	Other Information
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8–K

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,217	$55,637
Accounts receivable, net of allowance for doubtful accounts of $4,864 in 2001 and $4,778 in 2000	155,115	151,069
Receivables from affiliates	2,777	4,306
Notes and other receivables	20,348	22,072
Deferred income taxes	2,275	2,219
Real estate held for sale	225,297	220,021
Other current assets	25,844	28,345
Total current assets	459,873	483,669
Furniture and equipment, net	35,077	35,200
Deferred income taxes	13,836	13,088
Investments in unconsolidated subsidiaries	65,952	55,603
Goodwill, net	98,722	100,440
Other assets	34,034	38,434
	$707,494	$726,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$50,638	$44,114
Accrued expenses	91,267	101,157
Payables to affiliates	1,604	1,891
Income taxes payable	667	3,592
Current portion of long–term debt	12,494	1,377
Current portion of capital lease obligations	3,973	5,219
Notes payable on real estate held for sale	139,956	148,098
Other current liabilities	7,246	6,808
Total current liabilities	307,845	312,256
Long–term debt, less current portion	56,000	75,105
Capital lease obligations, less current portion	3,980	6,541
Other liabilities	4,108	572
Total liabilities	371,933	394,474
Minority interest	35,913	41,001
Stockholders' equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 35,879,515 shares issued and 35,642,111 shares outstanding in 2001, and 35,850,308 shares issued and 35,349,572 shares outstanding in 2000	359	358
Paid–in capital	176,405	176,374
Retained earnings	128,525	123,207
Accumulated other comprehensive loss	(1,529)	(366)
Less: Treasury stock	(2,368)	(5,841)
Unearned stock compensation, net	(1,744)	(2,773)
Total stockholders' equity	299,648	290,959
	$707,494	$726,434

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the Three Months

For the Nine Months

	Ended September 30		Ended September 30
	2001	2000	2001	2000
	(in thousands, except share and per share data)
REVENUES
Global Services:
Corporate:
Facilities management	$47,304	$35,882	$132,172	$96,562
Corporate advisory services	26,352	35,850	79,137	100,367
Project management services	12,274	12,393	37,852	31,923
	85,930	84,125	249,161	228,852

Institutional:
Property management	39,860	36,924	128,926	116,415
Brokerage	24,774	33,981	86,489	101,694
Construction management	2,741	6,189	10,707	15,748
	67,375	77,094	226,122	233,857
Income from investments in unconsolidated subsidiaries	249	523	1,059	523
Other	161	100	548	564
	153,715	161,842	476,890	463,796

Development and Investment:
Development and construction fees	17,095	23,284	51,825	58,936
Income from investments in unconsolidated subsidiaries	831	612	5,550	3,175
Gain on disposition of real estate	11,087	16,769	15,654	25,241
Other	312	250	1,091	943
	29,325	40,915	74,120	88,295
	183,040	202,757	551,010	552,091
COSTS AND EXPENSES
Salaries, wages and benefits	112,529	110,305	346,752	311,470
Commissions	19,228	27,976	65,679	80,243
General and administrative	24,221	26,044	81,050	79,846
Depreciation and amortization	6,820	6,077	20,711	17,094
Interest	3,750	4,020	11,971	11,764
Minority interest	3,104	740	2,905	3,920
Change in fair value of interest rate swap agreement	3,536	–	3,938	–
Restructuring charges	3,480	–	4,427	–
	176,668	175,162	537,433	504,337
Income before income taxes	6,372	27,595	13,577	47,754
Income tax expense	2,588	10,960	5,508	19,026
Net income	$3,784	$16,635	$8,069	$28,728

Earnings per share:
Basic	$0.11	$0.48	$0.23	$0.83
Diluted	$0.10	$0.46	$0.22	$0.80

Weighted average common shares outstanding:
Basic	35,481,625	34,956,918	35,352,878	34,798,545
Diluted	36,379,697	36,284,313	36,440,667	36,069,390

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Nine Months ended September 30, 2001 (Unaudited) and Year ended December 31, 2000

(in thousands, except share data)

			Common			Accumulated
			Stock			Other			Unearned
	Common Shares		Par	Paid–In	Retained	Comprehensive	Treasury	Stockholder	Stock
	Issued	Treasury	Value	Capital	Earnings	Loss	Stock	Loans	Compensation	Total

Balance at January 1, 2000	35,581,620	801,725	$356	$174,645	$88,160	$—	$(9,363)	$(98)	$(2,048)	$251,652
Net income	—	—	—	—	35,454	—	—	—	—	35,454
Issuance of restricted stock	—	(219,053)	—	11	(49)	—	2,555	—	(2,517)	—
Forfeiture of restricted stock	—	10,261	—	(110)	—	—	(123)	—	84	(149)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	—	1,708	1,708
Issuance of common stock	268,688	(141,997)	2	1,828	(358)	—	1,656	—	—	3,128
Stock repurchase	—	49,800	—	—	—	—	(566)	—	—	(566)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(366)	—	—	—	(366)
Collection of stockholder loans	—	—	—	—	—	—	—	98	—	98
Balance at December 31, 2000	35,850,308	500,736	358	176,374	123,207	(366)	(5,841)	—	(2,773)	290,959

Net income	—	—	—	—	8,069	—	—	—	—	8,069
Issuance of restricted stock	—	(7,562)	—	—	(2)	—	88	—	(86)	—
Forfeiture of restricted stock	—	22,123	—	(80)	—	—	(218)	—	153	(145)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	—	962	962
Issuance of common stock	29,207	(671,093)	1	111	(2,749)	—	7,593	—	—	4,956
Stock repurchase	—	393,200	—	—	—	—	(3,990)	—	—	(3,990)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,163)	—	—	—	(1,163)
Balance at September 30, 2001	35,879,515	237,404	$359	$176,405	$128,525	$(1,529)	$(2,368)	$—	$(1,744)	$299,648

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30
	2001	2000
	(in thousands)
Operating activities
Cash flows from earnings:
Net income	$8,069	$28,728
Reconciliation of net income to net cash provided by earnings:
Depreciation and amortization	20,711	17,094
Amortization of employment contracts and unearned compensation	2,267	3,339
Bad debt expense	3,087	1,541
Minority interest	2,905	3,920
Deferred income tax provision	(119)	(72)
Change in fair value of interest rate swap agreement	3,938	—
Income from investments in unconsolidated subsidiaries	(6,609)	(3,698)
Net cash provided by earnings	34,249	50,852
Cash flows from changes in working capital, net of acquisitions:
Accounts receivable	(7,133)	(12,185)
Receivables from affiliates	1,529	(1,219)
Notes receivable and other assets	1,257	(31,552)
Real estate held for sale	(6,729)	(66,491)
Notes payable on real estate held for sale	(8,142)	55,106
Accounts payable and accrued expenses	(2,669)	11,010
Payables to affiliates	(287)	(460)
Income taxes payable	(2,925)	(2,720)
Other liabilities	36	6,074
Net cash flows from changes in working capital	(25,063)	(42,437)
Net cash provided by operating activities	9,186	8,415

Investing activities
Expenditures for furniture and equipment	(9,470)	(11,470)
Acquisitions of real estate service companies	(1,403)	(7,981)
Investments in unconsolidated subsidiaries	(14,153)	(36,836)
Distributions from unconsolidated subsidiaries	9,429	10,106
Net cash used in investing activities	(15,597)	(46,181)

Financing activities
Principal payments on long-term debt and capital lease obligations	(287,087)	(121,016)
Proceeds from long-term debt	273,105	133,218
Contributions from minority interest	1,400	6,943
Distributions to minority interest	(9,393)	(9,005)
Purchase of common stock	(3,990)	(566)
Proceeds from exercise of stock options	1,149	287
Proceeds from issuance of common stock	3,807	2,658
Collections of stockholder loans	—	98
Net cash provided by (used in) financing activities	(21,009)	12,617
Net decrease in cash and cash equivalents	(27,420)	(25,149)
Cash and cash equivalents, beginning of period	55,637	47,528
Cash and cash equivalents, end of period	$28,217	$22,379

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

For the Three Months
Ended September 30

For the Nine Months
Ended September 30

	2001	2000	2001	2000
	(in thousands, except share and per share data)
Net income	$3,784	$16,635	$8,069	$28,728
Other comprehensive loss:
Foreign currency translation adjustments, net of tax benefit (expense) of $(160) and $683 in the three and nine months ended September 30, 2001, respectively	261	(585)	(1,163)	(585)

Comprehensive income	$4,045	$16,050	$6,906	$28,143

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(in thousands, except share and per share data)

(Unaudited)

1. General

The consolidated interim financial statements of Trammell Crow Company (the “Company”) included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000.  In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made.  Interim results of operations are not necessarily indicative of the results to be expected for the full year.

The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors. The Company's quarterly revenues tend to increase throughout the year, particularly in the last quarter of the year, because its clients have demonstrated a tendency to close transactions toward the end of the year.  The timing and introduction of new contracts, the disposition of investments in real estate assets, the recognition of incentive fees towards the latter part of the fiscal year as contractual targets are met, and other factors may also cause quarterly fluctuations in the Company's results of operations.

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

Earnings Per Share

The weighted–average common shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 2001 include 898,072 and 1,087,789 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock. The weighted–average common shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 2000 include 1,327,395 and 1,270,845 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Based on goodwill recorded at September 30, 2001, application of the nonamortization provisions of the statement is expected to result in an increase in net income of $2,770 ($0.08 per share) per year.  The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and, therefore, has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Reclassifications

The Company reorganized certain elements of its business effective January 1, 2001.  Consequently, the Institutional and Corporate segments reported in 2000 have been reorganized into the Global Services segment and the Development and Investment segment in 2001.  Within the Global Services segment, the Company delivers property and facilities management, brokerage and corporate advisory, and project and construction management services for both corporate customers (typically the primary occupants of commercial properties) and institutional customers (investors and landlords who typically do not occupy the properties).  All of the Company’s real estate development, capital markets and investment activities are conducted through the Development and Investment segment.  Revenues for the three and nine months ended September 30, 2001 have been presented under this segment format.  Revenues for the three and nine months ended September 30, 2000 have been reclassified to conform to the presentation for 2001.  As a result, the classification of 2000 revenue items differs from the amounts reported in previously filed documents.  These reclassifications did not impact net income (see Note 9).

2. Real Estate Held for Sale

During the nine months ended September 30, 2001, the Company sold 26 real estate projects for an aggregate net sales price of $95,108 resulting in an aggregate gain on disposition of $14,957.  In four other transactions, the Company recognized an aggregate of $697 of net deferred gain resulting from dispositions in prior periods.  During the nine months ended September 30, 2000, the Company sold 23 real estate projects for an aggregate sales price of $97,836, resulting in an aggregate gain on disposition of $25,241.

In addition, during the nine months ended September 30, 2001, the Company sold 75% of its interest in a partnership that owned real estate at a sales price equal to $2,238 (75% of the partnership’s net book value) and provided partial financing of the purchase in the amount of $186.  During the nine months ended September 30, 2000, the Company received $15,160 from a real estate partnership in which it has a 10% interest, representing reimbursement of costs expended in excess of the Company's required capital contribution of $354.  In two other transactions during the nine months ended September 30, 2000, the Company sold its interest, at net book value, in partnerships which owned real estate with an aggregate cost of $16,827 and had debt and outstanding payables totaling the same amount.  Also during the nine months ended September 30, 2000, the Company entered into two agreements with land sellers whereby the Company acquired property subject to a nonrecourse purchase money mortgage with the contractual right to deed back to the seller any property not sold by a certain date.  During the nine months ended September 30, 2000, in accordance with its rights under this agreement, the Company deeded land with a fair market value of $6,108 back to the lender.  No gains or losses were recognized on these transactions.

3. Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consist of the following:

	September 30, 2001	December 31, 2000
Real estate development	$37,017	$29,443
Other	28,935	26,160
	$65,952	$55,603

On June 30, 2000, the Company purchased approximately 10.0% of the outstanding stock of Savills plc (“Savills”), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia, for approximately $21,000.  The investment is classified as an “other” investment in the table above.

Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2001	2000	2001	2000
Real Estate Development:
Total revenues	$20,637	$12,614	$50,102	$33,487
Total expenses	(9,728)	(14,434)	(30,159)	(23,476)
Net income (loss)	$10,909	$(1,820)	$19,943	$10,011

Other:
Total revenues	$85,796	$67,507	$253,292	$85,432
Total expenses	(82,084)	(62,128)	(239,650)	(78,570)
Net income	$3,712	$5,379	$13,642	$6,862

Total:
Total revenues	$106,433	$80,121	$303,394	$118,919
Total expenses	(91,812)	(76,562)	(269,809)	(102,046)
Net income	$14,621	$3,559	$33,585	$16,873

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2001	December 31, 2000
Payroll and bonuses	$35,292	$38,422
Commissions	23,101	41,475
Deferred income	13,319	6,381
Development costs	5,369	2,724
Insurance	2,752	936
Restructuring charges	2,404	—
Other	9,030	11,219
	$91,267	$101,157

5. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2001	December 31, 2000
Borrowings under a $150,000 line of credit with a bank	$56,000	$75,105
Other	12,494	1,377
Total long–term debt	68,494	76,482
Less current portion of long–term debt	12,494	1,377
	$56,000	$75,105

At September 30, 2001, the Company had an unused borrowing capacity (taking into account letters of credit and borrowings outstanding) under its $150,000 line of credit of approximately $66,432.

6. Stockholders' Equity

A summary of the Company's stock option activity for the nine months ended September 30, 2001 is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $10.20 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2000	1,613,123	1,567,343	3,626,449	231,416	7,038,331
Granted	—	1,556,793	—	—	1,556,793
Exercised	(298,463)	—	—	—	(298,463)
Forfeited	—	(101,500)	(384,686)	(3,042)	(489,228)
September 30, 2001	1,314,660	3,022,636	3,241,763	228,374	7,807,433
Options exercisable at September 30, 2001	1,314,660	437,212	2,449,119	198,783	4,399,774

In May 2001, the Company announced that its Board of Directors had approved a stock repurchase program.  The repurchase program authorized the repurchase of up to $15,000 of the Company’s common stock from time to time in open market purchases or through privately negotiated transactions.  Through September 30, 2001, the Company had repurchased 393,200 shares at an average cost of $10.15 per share with funds generated from operations and existing cash.  The Company placed the repurchased shares in treasury.  The Company intends to reissue such shares in connection with the Company’s employee stock purchase plan and option exercises or restricted stock grants under the Company’s Long-Term Incentive Plan and other equity-based incentive plans, as well as for other corporate purposes.

7. Financial Instruments

The Company’s $150,000 line of credit agreement requires the Company to maintain an interest rate swap to manage market risks related to changes in interest rates.  Through March 24, 2000, the Company had an interest rate swap outstanding with a notional amount of $125,000. This swap agreement established a fixed interest pay rate of 5.52% on a portion of the Company's variable rate debt. On March 24, 2000, the interest rate swap agreement was renewed for a twelve–month period ending March 24, 2001, with a notional amount of $150,000 through June 26, 2000, a notional amount of $125,000 through September 25, 2000 and a notional amount of $100,000 through March 24, 2001. This swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company's variable rate debt. On March 24, 2001, the interest rate swap agreement was renewed for a twenty-four month period ending March 24, 2003, with a notional amount of $150,000.  This swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company’s variable rate debt.  Under these swap agreements, if the actual LIBOR–based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR–based rate is greater than the specified fixed interest rate, the differential interest amount is paid to the Company and recorded as a reduction of interest expense. The weighted average receive rates under these swap agreements for the three and nine months ended September 30, 2001 were 3.65% and 4.66%, respectively, and 6.63% and 6.33% for the three and nine months ended September 30, 2000, respectively.  In connection with these agreements, the Company recorded incremental interest expense of $395 and $630 for the three and nine months ended September 30, 2001, respectively, and incremental interest expense of $4 for the three months ended September 30, 2000 and a reduction to interest expense of $10 for the nine months ended September 30, 2000.

The Company's participation in derivative transactions has been limited to hedging purposes.  Derivative instruments are not held or issued for trading purposes.  The adoption of Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), on January 1, 2001 resulted in $3,536 and $3,938 being recognized as expense related to the interest rate swap agreement for the three and nine months ended September 30, 2001, respectively, due to a change in fair value of the interest rate swap agreement.

Effective November 1, 2001, the Company has elected hedge accounting treatment as defined by SFAS 133 for its interest rate swap agreement.  Provided that a minimum level of effectiveness is maintained, the effective portion of future changes in fair value of the interest rate swap agreement will be reported as a separate component of other comprehensive income.  Any remaining changes in fair value of the interest rate swap agreement will be recognized in current period earnings.  The liability recorded prior to the hedge designation will be recognized in earnings based on future estimated payments over the remaining life of the interest rate swap agreement.

8. Commitments and Contingencies

At September 30, 2001, the Company had guaranteed $20,391 of real estate notes payable of unconsolidated subsidiaries.  These notes are collateralized by the underlying real estate and have maturity dates through May 2005. The Company had outstanding letters of credit totaling $15,910 at September 30, 2001, which expire at varying dates through October 2003.

In addition, at September 30, 2001, the Company had several completion and budget guarantees relating to development projects.  Management does not expect to incur any material losses under these guarantees.

The Company and its subsidiaries are defendants in lawsuits that arose in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's results of operations or financial position.

9. Segment Information

Description of Services By Segment

During the first quarter of 2001, the Company announced an internal reorganization of its business, effective January 1, 2001, designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure referred to as the Global Services Group.  The reorganization also created a national organization, the Development and Investment Group, focused solely on the Company’s development and investment activities, both those performed on behalf of institutional and corporate customers on a fee basis and those pursuant to which the Company takes an ownership position.  While the services provided by the Company remained the same, the reorganization changed the way the Company’s business is managed and financial resources are allocated.  Therefore, the Company’s reportable segments, Global Services and Development and Investment, have changed correspondingly for 2001.

The Company also separately reports its activities in e-commerce initiatives, including related overhead, in a third segment.  The E-Commerce segment does not include investments in ongoing technology advancements internal to the Company’s other two business segments.

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

Factors Management Used to Identify the Company's Reportable Segments

The Company’s reportable segments are defined by the nature of the service provided and activities conducted.  Because development services require specialized knowledge, the new organizational structure allows the group of individuals with specialized knowledge and experience in development activities to perform these services with greater focus through the Company’s Development and Investment segment.  The structure of the Global Services segment allows the Company to better utilize resources for the provision of similar services in specific geographic areas.  The E-Commerce segment captures distinct e-commerce business and investments and is separately managed.

Virtually all of the Company’s revenues are from customers located in the United States.  No individual customer accounts for more than 10% of the Company’s revenues.

Summarized financial information for the Company's three reportable segments follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000(1)	2001	2000(1)
Global Services:
Total revenues	$153,715	$161,842	$476,890	$463,796
Costs and expenses (2)	152,957	150,196	466,506	431,118
Income before income tax expense	758	11,646	10,384	32,678
Depreciation and amortization	5,978	5,265	18,059	14,641
Interest expense	1,527	1,415	4,490	3,970
EBITDA (3)	$8,263	$18,326	$32,933	$51,289

Development and Investment:
Total revenues	$29,325	$40,915	$74,120	$88,295
Costs and expenses (2)	23,223	24,082	69,183	71,788
Income before income tax expense	6,102	16,833	4,937	16,507
Depreciation and amortization	842	812	2,652	2,453
Interest expense	2,223	2,605	7,481	7,794
EBITDA (3)	$9,167	$20,250	$15,070	$26,754

E-Commerce:
Total revenues	$—	$—	$—	$—
Costs and expenses (2)	488	884	1,744	1,431
Income (loss) before income tax expense (benefit)	(488)	(884)	(1,744)	(1,431)
Depreciation and amortization	—	—	—	—
Interest expense	—	—	—	—
EBITDA (3)	$(488)	$(884)	$(1,744)	(1,431)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000(1)
Total:
Total revenues	$183,040	$202,757	$551,010	$552,091
Costs and expenses (2)	176,668	175,162	537,433	504,337
Income before income tax expense	6,372	27,595	13,577	47,754
Depreciation and amortization	6,820	6,077	20,711	17,094
Interest expense	3,750	4,020	11,971	11,764
EBITDA (3)	$16,942	$37,692	$46,259	$76,612

	September 30,	December 31,
	2001	2000 (1)
Total Assets:
Global Services	$325,966	$404,879
Development and Investment	375,828	319,391
E-Commerce	5,700	2,164
Total consolidated assets	$707,494	$726,434

(1)

The 2000 segment information has been reclassified to reflect the changes in the Company's reportable segments effective January 1, 2001 and the addition of the E-Commerce segment in the third quarter of 2000.

(2)

Costs and expenses for the three and nine months ended September 30, 2001 include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $599 and $2,013 related to the Global Services segment and $74 and $254 related to the Development and Investment segment, respectively.  Costs and expenses for the three and nine months ended September 30, 2000 include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $993 and $2,963 related to the Global Services segment and $96 and $376 related to the Development and Investment segment, respectively.  Through September 30, 2001, there had been no non-cash compensation expense related to the E-Commerce segment.

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

10. Restructuring Charges

During the first quarter of 2001 the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure.  As part of the reorganization, the Company has advised approximately 200 employees across all functions and levels that their jobs were being eliminated as part of a cost-cutting effort focusing on inefficiencies and redundancies.  During the three and nine months ended September 30, 2001, the Company incurred restructuring charges of $1,588 and $2,535, respectively, related to these terminations, consisting primarily of involuntary employee termination benefits including severance and outplacement benefits.  At September 30, 2001, approximately 170 employees had been terminated and the accrual balance was $581.  These terminations are expected to be complete by the end of the first quarter of 2002.

In July 2001, the Company also formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations.  The plan calls for the consolidation of client accounting operations into three regional centers in Dallas, Texas, Memphis, Tennessee, and Seattle, Washington, and the consolidation of the Company’s internal accounting in Dallas, Texas.  The accounting restructuring plan contemplates the termination of approximately 200 accounting personnel at 18 locations throughout the United States, with termination dates ranging from July 2001 through April 2002.  Subsequent to the original communication of the plan, approximately 50 employees resigned or were placed into open positions or onto new customer accounts and therefore became ineligible for severance.  During the three months ended September 30, 2001, the Company recognized $1,892 of restructuring charges, consisting of involuntary termination benefits including severance and outplacement benefits related to these terminations.  At September 30, 2001, approximately 30 terminations had been completed, and the accrual balance was $1,823.  During the next year, management expects this plan to provide a net reduction in headcount of approximately 70 employees, as eliminated positions are replaced by new hires in Dallas, Memphis and Seattle.  The plan is anticipated to be complete by the end of the second quarter of 2002.

11. Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Nine Months Ended September 30
	2001	2000
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$(130)	$2,249
Capital lease obligations	2,187	—
Recognized deferred gains related to dispositions in previous periods	697	—

12. Subsequent Event

In October 2001, the Boston-based investment sales brokerage team that was part of the Company’s Fallon Hines & O’Connor, Inc. acquisition in May 1998 left the Company to join another firm.  During the fourth quarter of 2001, the Company has lost certain management contracts acquired from the Company’s Faison & Associates and Faison Enterprises, Inc. (“Faison”) acquisition in July 1998.  In addition, the Company has experienced, and expects to continue to experience, deteriorating financial results from the retail portions of the Faison acquisition.  The Company is currently evaluating the value of its goodwill related to these acquisitions for any potential fourth quarter write off as a result of these events.  The total unamortized portion of goodwill related to these two acquisitions was $59,133 as of September 30, 2001.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Trammell Crow Company is one of the largest diversified commercial real estate service firms in North America.  Effective January 1, 2001, the Company reorganized its business to consolidate all of the property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both corporate and institutional customers under a single leadership infrastructure referred to as the Global Services Group.  The reorganization also created a national organization, referred to as the Development and Investment Group, through which all of the Company’s real estate development, capital markets and investment activities are conducted.  The Company continues to capture all activities related to e-commerce, including related overhead, in a third segment.  Because the reorganization changed the way the Company’s business is managed and financial resources are allocated, the Company’s reportable segments changed correspondingly in 2001 although the services provided by the Company remained the same.

Within the Global Services segment, with approximately 6,850 employees, the Company provides institutional customers (investors and landlords who typically do not occupy the properties) with services relating to all aspects of building operations, tenant relations and oversight of building improvement processes.  In addition, corporate customers (typically the primary occupants of commercial properties) are provided with comprehensive day-to-day occupancy-related services, including administration, maintenance and repair of facilities, office services (such as security, reprographics, mail, cafeteria, shipping and receiving, and reception services) and call center services (including work-order, dispatch, vendor management, and emergency response) which are provided 24 hours a day through the Company’s centralized call center.  The brokerage services provided to institutional customers include project leasing (leasing space) and investment sales (buying and selling land or income-producing properties).  The corporate advisory services business includes services provided to corporate customers, such as tenant representation, acquisition and disposition brokerage, portfolio management, lease administration, and lease portfolio audits.  The Company’s project and construction management services include space planning, construction, site consolidations, workspace moves, and management of furniture, signage, and cabling requirements.  The Global Services group is organized into 14 different geographic and customer-centric “mega markets,” many of which are multi-city.  The Company’s focus on establishing itself as a dominant brand facilitates the accumulation of strong resources within the “mega-markets.”

Through the Development and Investment segment, encompassing approximately 250 employees, the Company provides development and investment services, both those performed on behalf of institutional and corporate customers on a fee basis, and those pursuant to which the Company takes an ownership position.  The Company provides comprehensive project development and construction services and acquires and disposes of commercial real estate projects.  The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination.  The Company will continue to focus its efforts in this area on risk-mitigated opportunities for institutional customers and fee development and build-to-suit projects for corporate customers, including those in higher education and healthcare.  With an organization comprised of professionals dedicated fully to development and investment activities, the Company is better positioned to pursue and execute new development business, particularly programmatic business with the Company’s large customers, and exploit niche market opportunities.

The Company’s activities related to e-commerce, including related overhead, are captured in the E-Commerce segment.  The E-Commerce segment also includes the Company’s investments in e-commerce related companies. In 2000, the Company entered into an alliance with other leading real estate service companies to develop e-commerce initiatives that leverage the collective experience and delivery capabilities of the alliance members to benefit their customers and the real estate industry generally.  The alliance and its members have made investments in a web-based procurement platform and a web-based transaction platform, including an Internet listing site for properties available for sale or lease, that are intended to make real estate professionals more effective by helping them save time in completing their job responsibilities.

Results of Operations—Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended  September 30, 2000

Revenues.  The Company's total revenues decreased $19.8 million, or 9.8%, to $183.0 million for the three months ended September 30, 2001 and decreased $1.1 million, or 0.2%, to $551.0 million for the nine months ended September 30, 2001 from the comparable periods in the prior year.

Global Services Revenue

Corporate Revenues

Facilities management revenue, which represented 25.8% and 24.0% of the Company's total revenue for the three and nine months ended September 30, 2001, respectively, increased $11.4 million, or 31.8%, to $47.3 million for the three months ended September 30, 2001 and increased $35.6 million, or 36.9%, to $132.2 million for the nine months ended September 30, 2001 from comparable periods in the prior year. The revenue growth for the three and nine months ended September 30, 2001 primarily resulted from (i) the addition of several new customers, (ii) the expansion of services provided to existing customers, and (iii) the operations of Trammell Crow Savills, a joint venture with Savills plc, headquartered in London, formed in June 2000 to provide real estate outsourcing services in Europe and Asia.  A significant portion of the overall increase in facilities management revenue consists of reimbursement of salaries, wages and benefits.

Corporate advisory services revenue, which represented 14.4% of the Company's total revenue for both the three and nine months ended September 30, 2001, decreased $9.5 million, or 26.5%, to $26.4 million for the three months ended September 30, 2001 and decreased $21.3 million, or 21.2%, to $79.1 million for the nine months ended September 30, 2001 from the comparable periods in the prior year.  The decrease is due to a reduction in transaction volume as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space.  In addition, the number of brokers employed during 2001 has decreased, as compared to 2000.

Revenues from project management services totaled $12.3 million and $37.9 million and represented 6.7% and 6.9% of the Company's total revenue for the three and nine months ended September 30, 2001, respectively. These revenues decreased $0.1 million, or 0.8%, for the three months ended September 30, 2001 and increased $6.0 million, or 18.8%, for the nine months ended September 30, 2001 from comparable periods in the prior year.  The revenue growth for the nine months ended September 30, 2001 was primarily due to the (i) the addition of several new customers, (ii) the expansion of services provided to existing customers, and (iii) the operations of Trammell Crow Savills.

Institutional Revenues

Property management revenue, which represented 21.8% and 23.4% of the Company's total revenue for the three and nine months ended September 30, 2001, respectively, increased $3.0 million, or 8.1%, to $39.9 million for the three months ended September 30, 2001 and increased $12.5 million, or 10.7%, to $128.9 million for the nine months ended September 30, 2001 from the comparable periods in the prior year. The increase for the three and nine months ended September 30, 2001 was primarily due to an overall increase of 2% from September 30, 2000 to September 30, 2001 in the total number of square feet under management.  In addition, there was an increase in the percentage of managed space represented by office product, which generates higher property management revenues per square foot than other product types.  Furthermore, a significant portion of the overall increase in property management revenue consists of reimbursement of salaries, wages and benefits.

Brokerage revenue, which represented 13.6% and 15.7% of the Company's total revenue for the three and nine months ended September 30, 2001, respectively, decreased $9.2 million, or 27.1%, to $24.8 million for the three months ended September 30, 2001 and decreased $15.2 million, or 14.9%, to $86.5 million for the nine months ended September 30, 2001 from the comparable periods in the prior year.  The decrease is due to a reduction in transaction volume as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space.  In addition, the number of brokers employed during 2001 has decreased, as compared to 2000

Construction management revenues totaled $2.7 million and $10.7 million and represented 1.5% and 1.9% of the Company’s total revenue for the three and nine months ended September 30, 2001, respectively.  These revenues decreased $3.5 million, or 56.5%, for the three months ended September 30, 2001 and decreased $5.0 million, or 31.8%, for the nine months ended September 30, 2001 from comparable periods in the prior year.  Construction management revenues are generated from services including space planning, construction, site consolidations, workspace moves and management of furniture, signage and cabling requirements that are directly related to the customer’s real estate demands.  The decrease for the three and nine months ended September 30, 2001 is a result of a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy. The decrease is further the result of the Company’s closure or divestiture of several construction business units during the nine months ended September 30, 2001, as a result of the reorganization.

Development and Investment Revenue

Revenues from development and construction fees totaled $17.1 million and $51.8 million and represented 9.3% and 9.4% of the Company’s total revenue for the three and nine months ended Sept 30, 2001, respectively.  These revenues decreased $6.2 million, or 26.6%, for the three months ended September 30, 2001 and decreased $7.1 million, or 12.1%, for the nine months ended September 30, 2001 from comparable periods in the prior year.  The decrease for the three and nine months ended September 30, 2001 is primarily due to a decrease of $6.5 million and $13.0 million, respectively, in development fees and incentive development fees as a result of a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy.  This decrease was partially offset by an increase of $0.3 million and $3.9 million for the three and nine months ended September 30, 2001, respectively, of rental revenue from real estate properties held for sale, as these operating properties have been held for longer periods of time than in prior periods as a result of the downturn in the economy.  Also partially offsetting the development fee decrease was an increase in revenues generated from services including construction bidding and management, tenant finish coordination, project closeout and general contracting of $0.4 million and $3.2 million for the three and nine months ended September 30, 2001, respectively.

Income from investments in unconsolidated subsidiaries, which represented 0.4% and 1.0% of the Company’s total revenue for the three and nine months ended September 30, 2001, respectively, increased $0.2 million, or 33.3%, to $0.8 million for the three months ended September 30, 2001 and increased $2.4 million, or 75.0%, to $5.6 million for the nine months ended September 30, 2001 from the comparable periods in the prior year.  The revenue growth for the three months ended September 30, 2001 is the result of five transactions with aggregate revenues of $0.7 million compared to two transactions with aggregate revenues of $0.5 million for the three months ended September 30, 2000.  The revenue growth for the nine months ended September 30, 2001 is primarily the result of a large transaction that closed in June 2001, resulting in revenue to the Company of $3.8 million.  There were three transactions for the nine months ended September 30, 2000 with aggregate revenues of $1.5 million.

Gain on disposition of real estate totaled $11.1 million and $15.7 million and represented 6.1% and 2.8% of the Company’s total revenue for the three and nine months ended September 30, 2001, respectively.  These gains decreased $5.7 million, or 33.9%, for the three months ended September 30, 2001 and decreased $9.5 million, or 37.7%, for the nine months ended September 30, 2001 from comparable periods in the prior year.  For the three months ended September 30, 2001, the Company sold ten real estate projects for an aggregate net sales price of $54.2 million, resulting in an aggregate gain on disposition of $11.1 million.  For the three months ended September 30, 2000, the Company sold thirteen real estate projects for an aggregate net sale price of $52.3 million, resulting in an aggregate gain on disposition of $16.8 million. For the nine months ended September 30, 2001, the Company sold twenty-six real estate projects for an aggregate net sales price of $95.1 million, resulting in an aggregate gain on disposition of $15.0 million, and recognized deferred gain of $0.7 million relating to dispositions in previous periods.  For the nine months ended September 30, 2000, the Company sold twenty-three real estate projects for an aggregate net sales price of $97.8 million, resulting in an aggregate gain on disposition of $25.2 million.

The Company’s corporate development activity has remained stable with an increase in development and construction activity related to higher education customers, offset by declines in corporate build-to-suits. Some of the Company’s development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects.  Since the latter part of 1999, the Company has become more cautious in developing speculative real estate.  The caution reflects the fact that demand for new product in many of the markets in which the Company operates has declined with the overall downturn in the economy.

Costs and Expenses.  The Company's costs and expenses increased $1.5 million, or 0.9%, to $176.7 million for the three months ended September 30, 2001 and increased $33.1 million, or 6.6%, to $537.4 million for the nine months ended September 30, 2001 from the comparable periods in the prior year.

The increase in costs and expenses was largely due to a $2.2 million, or 2.0%, and $35.3 million, or 11.3%, increase in salaries, wages and benefits for the three and nine months ended September 30, 2001, respectively, from the comparable periods in the prior year. The increase for the three and nine months ended September 30, 2001 is primarily due to increases in staffing to support expected internal growth in the Company's business, including new assignments for the Company's outsourcing business and the operations of Trammell Crow Savills.  The increase related to salaries, wages and benefits that were reimbursed by customers for the three and nine months ended September 30, 2001 was $12.6 million and $43.4 million, respectively.  This was offset by a decrease in bonus expense due to the Company’s institution of a new bonus plan effective as of the beginning of 2001.  Under the new bonus plan, a substantial majority of employee bonuses will be paid from a pool, the size of which will be determined by the Company’s pre-bonus income before income taxes.  Consistent with the new plan, the portion of the subject bonuses accrued each quarter is based on the percentage of targeted pre-bonus income before income taxes achieved in that quarter.  In 2000 and prior years, there was no such company-wide bonus plan overlay; as a result, in prior years estimated employee annual incentive bonuses were generally accrued evenly throughout the year.  The new bonus plan benefited income before income taxes by approximately $3.5 million and $17.7 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000.  The increase was further offset by elimination of positions as part of company-wide cost reduction efforts initiated in the second quarter of 2001.

Commissions decreased $8.8 million, or 31.4%, to $19.2 million, for the three months ended September 30, 2001 and decreased $14.5 million, or 18.1%, to $65.7 million for the nine months ended September 30, 2001 from the comparable periods in the prior year. The decrease in commission expense for the three and nine months ended September 30, 2001 corresponds to the decrease in the Company’s corporate advisory services and brokerage revenue, which was driven by a reduction in transaction volume as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space.

General and administrative expenses decreased $1.8 million, or 6.9%, to $24.2 million for the three months ended September 30, 2001 and increased $1.3 million, or 1.6%, to $81.1 million for the nine months ended September 30, 2001 from comparable periods in the prior year.  These changes are primarily due to company-wide cost reduction efforts undertaken in the second quarter of 2001, offset by an increase in administrative costs resulting from an overall increase in the number of employees (average employees at September 30, 2001 are approximately 7,200, as compared to 6,800 average employees at September 30, 2000).  In addition, bad debt expense increased $0.7 million and $1.5 million for the three and nine months ended September 30, 2001, respectively, from the comparable periods in the prior year.  Furthermore, pursuit costs increased $1.2 million for the nine months ended September 30, 2001 as compared to the prior year.

Depreciation and amortization increased $0.7 million, or 11.5%, to $6.8 million, for the three months ended September 30, 2001 and increased $3.6 million, or 21.1%, to $20.7 million, for the nine months ended September 30, 2001 from the comparable prior year periods.  The increase in depreciation and amortization for the three and nine months ended September 30, 2001 is primarily related to depreciation expense on information systems-related assets accounted for as capital leases and amortization of transition costs incurred in connection with certain outsourcing contracts.

Interest expense decreased $0.2 million, or 5.0%, to $3.8 million, for the three months ended September 30, 2001 and increased $0.2 million, or 1.7%, to $12.0 million, for the nine months ended September 30, 2001 from the comparable prior year periods.  The decrease in interest expense for the three months ended September 30, 2001 is a result of lower interest rates related to the Company’s revolving line of credit from the third quarter 2000 to third quarter 2001.  The increase in interest expense for the nine months ended September 30, 2001 is primarily attributable to an increase in the number of real estate properties held for sale, as operating properties have been held for longer periods of time than in prior periods as a result of the downturn in the economy (under GAAP, once a property is operational, interest is expensed rather than capitalized as it is during the construction period).  In addition, a portion of the increase resulted from an increase in capital lease obligations from 2000 to 2001 and higher average outstanding balances under the Company’s revolving line of credit in 2001 compared to 2000.  However, the interest rates related to the Company’s revolving line of credit decreased from 2000 to 2001.

Minority interest increased $2.4 million, or 342.9%, to $3.1 million for the three months ended September 30, 2001 and decreased $1.0 million, or 25.6%, to $2.9 million for the nine months ended September 30, 2001 from comparable periods in the prior year. The increase for the three months ended September 30, 2001 is primarily a result of two large transactions in 2001 with an aggregate expense of $2.3 million, with no comparable expense in 2000.  The decrease for the nine months ended September 30, 2001 is primarily a result of two large transactions in 2000 with an aggregate expense of $2.5 million compared to three large transactions in 2001 with an aggregate expense of $2.0 million.

Expense related to the interest rate swap agreement was recognized for the three and nine months ended September 30, 2001 in the amount of $3.5 million and $3.9 million, respectively.  This expense is due to a change in fair value of the interest rate swap agreement, recognized as a result of the adoption of Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001.

During the first quarter of 2001 the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure.  As part of the reorganization, the Company has advised approximately 200 employees across all functions and levels that their jobs were being eliminated as part of a cost-cutting effort focusing on inefficiencies and redundancies.  During the three and nine months ended September 30, 2001, the Company incurred restructuring charges of $1.6 million and $2.5 million, respectively, related to these terminations, consisting primarily of involuntary employee termination benefits including severance and outplacement benefits.  At September 30, 2001, approximately 170 employees had been terminated and the accrual balance was $.6 million.  These terminations are expected to be complete by the end of the first quarter of 2002. The Company has made and plans additional terminations during the fourth quarter of 2001.  The magnitude of these additional terminations has not yet been determined, and no related amount has been recorded at September 30, 2001.

In July 2001, the Company also formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations.  The plan calls for the consolidation of client accounting operations into three regional centers in Dallas, Texas, Memphis, Tennessee, and Seattle, Washington, and the consolidation of the Company’s internal accounting in Dallas, Texas.  The accounting restructuring plan contemplates the termination of approximately 200 accounting personnel at 18 locations throughout the United States, with termination dates ranging from July 2001 through April 2002.  Subsequent to the original communication of the plan, approximately 50 employees resigned or were placed into open positions or onto new customer accounts and therefore became ineligible for severance.  During the three months ended September 30, 2001, the Company recognized $1.9 million of restructuring charges, consisting of involuntary termination benefits including severance and outplacement benefits related to these terminations.  At September 30, 2001, approximately 30 terminations had been completed, and the accrual balance was $1.8 million.  During the next year, management expects this plan to provide a net reduction in headcount of approximately 70 employees, as eliminated positions are replaced by new hires in Dallas, Memphis and Seattle.  The plan is anticipated to be complete by the end of the second quarter of 2002.

In October 2001, the Boston-based investment sales brokerage team that was part of the Company’s Fallon Hines & O’Connor, Inc. acquisition in May 1998 left the Company to join another firm.  During the fourth quarter of 2001, the Company has lost certain management contracts acquired from the Company’s Faison & Associates and Faison Enterprises, Inc. (“Faison”) acquisition in July 1998.  In addition, the Company has experienced, and expects to continue to experience, deteriorating financial results from the retail portions of the Faison acquisition.  The Company is currently evaluating the value of its goodwill related to these acquisitions for any potential fourth quarter write off as a result of these events.  The total unamortized portion of goodwill related to these two acquisitions was $59.1 million as of September 30, 2001.

Income Before Income Taxes.  The Company's income before income taxes decreased $21.2 million, or 76.8%, to $6.4 million for the three months ended September 30, 2001 and decreased $34.2 million, or 71.5%, to $13.6 million for the nine months ended September 30, 2001 from the comparable prior year periods due to the fluctuations in revenues and expenses above. The Company believes that the current quarter results are not indicative of full year results due to changes in revenue composition and fluctuations in timing and volume of activity from quarter to quarter.

Net Income.  Net income decreased $12.8 million, or 77.1%, to $3.8 million for the three months ended September 30, 2001 as compared to the same period in the prior year, and decreased $20.6 million, or 71.8%, to $8.1 million for the nine months ended September 30, 2001 for the same period in the prior year, due to the fluctuations in revenues and expenses described above.

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

Liquidity and Capital Resources

The Company's liquidity and capital resources requirements include the funding of working capital needs, primarily accounts receivable from its clients; the funding of capital investments, including the acquisition of or investments in other real estate service companies; capital payments to obtain service contracts; the repurchase of its shares; expenditures for real estate held for sale and payments on notes payable associated with its development and investment activities; and expenditures related to upgrading the Company's management information systems. The Company finances its operations with internally generated funds, capital leases and borrowings under the Credit Facility (described below) and had an unused borrowing capacity under its line of credit of $66.4 million at September 30, 2001. The portion of the Company's development and investment business that includes the acquisition and development of real estate is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

Net cash provided by operating activities totaled $9.2 million for the nine months ended September 30, 2001, compared to $8.4 million for the same period in 2000.  This change is primarily the result of less cash expended in 2001 for upfront payments on service contracts and escrow deposits and other pursuit costs for real estate development than in the comparable period of 2000. This increase is offset by $14.9 million of cash used, net of related borrowings, in the first nine months of 2001 to acquire real estate held for sale compared to $11.4 used in the same period of 2000.

Net cash used in investing activities totaled $15.6 million for the nine months ended September 30, 2001, compared to net cash used by investing activities of $46.2 million for the same period in 2000. This change is primarily due to a decrease in cash used for investments in unconsolidated subsidiaries, net of distributions, of $4.7 million in 2001 compared to $26.7 million in 2000.  Also, there was a decrease of cash used for furniture and equipment expenditures of $9.5 million in 2001 compared to $11.5 million in 2000.  Cash used for acquisitions of real estate service companies decreased from $8.0 million in 2000 to $1.4 million in 2001.

Net cash used in financing activities totaled $21.0 million for the nine months ended September 30, 2001, compared to net cash provided by financing activities of $12.6 million for the same period in 2000. This change is attributable to payments, net of borrowings, in 2001 of $14.0 million, primarily under the Credit Facility (described below), compared to borrowings, net of payments, of $12.2 million in 2000. In addition, the Company made distributions to minority interest holders, net of contributions, of $8.0 million in 2001, compared to $2.1 million in 2000. In addition, the Company repurchased common stock in 2001 for $4.0 million compared to $0.6 million in 2000.  The Company also received $5.0 million in 2001 compared to $2.9 million in 2000, from the exercise of stock options and issuance of common stock.

In December 2000, the Company obtained a $150.0 million revolving line of credit (the “Credit Facility”) arranged by Bank of America, N.A., as the administrative agent (the “Administrative Agent”), which replaced the Company’s prior revolving line of credit.  Under the terms of the Credit Facility, the Company can obtain loans which are Base Rate Loans, or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin, which ranges from 0% to 0.50% depending on the Company’s leverage ratio. The base rate is the higher of the prime-lending rate announced from time–to–time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.625% to 2.25%, depending upon the Company's leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets, restrictions on recourse indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150.0 million commitment.  The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of the stock of such significant subsidiaries and a pledge of certain intercompany indebtedness. At September 30, 2001, the Company had outstanding borrowings of $56.0 million under the Credit Facility. The Credit Facility requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $50.0 million ensuring the net interest is fixed, capped or hedged. In March 2000, the Company renewed an existing interest rate swap agreement for a twelve-month period ending March 24, 2001 with a fixed interest pay rate of 6.65% and a notional amount of $150.0 million through June 26, 2000, a notional amount of $125.0 million through September 25, 2000 and a notional amount of $100.0 million through March 24, 2001.  On March 24, 2001, the interest rate swap agreement was renewed for a twenty-four month period ending March 24, 2003 with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million.  The weighted average receive rate for the swap agreement was 4.66% for the nine months ended September 30, 2001. The Company's participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co–investment activities and provide the Company with an additional source of working capital.

In August 1997, Trammell Crow BTS, Inc., a wholly–owned subsidiary of the Company (“TC BTS”), obtained a $20.0 million credit facility (the “Retail BTS Facility”) from KeyBank National Association (“KeyBank”). In September 1999, the Retail BTS Facility was modified to increase the credit facility to $30.0 million. Under the modified terms of the Retail BTS Facility subsidiaries of TC BTS could obtain loans at one of a LIBOR–based interest rate, KeyBank's prime rate or a combination of the two interest rates.  The Retail BTS Facility expired in July, 2001; therefore no new loans can be obtained under the Retail BTS Facility.  On September 30, 2001, the outstanding balance owed under the Retail BTS Facility was $3.7 million. The Retail BTS facility is secured by a first mortgage on and assignment of all rents from the constructed facilities. In addition, TC BTS must guarantee all obligations of its subsidiaries for loans made pursuant to the Retail BTS Facility. The Company must also guarantee the repayment obligations under the Retail BTS Facility with respect to such loans and must guarantee the timely lien–free completion of each retail facility to which such loans relate. As guarantor, the Company is subject to various covenants such as maintenance of net worth and liquidity and key financial data. The Retail BTS Facility also contains various covenants, such as the maintenance of a minimum net worth and liquidity of TC BTS and prohibition on other TC BTS guarantees of build–to–suit retail projects.

In December 1998, TCC NNN Trading, Inc. (“TCC Triple Net”) obtained a two–year $20.0 million revolving line of credit (“Triple Net Facility”) from KeyBank. Under the terms of the Triple Net Facility, TCC Triple Net could obtain loans at a LIBOR–based interest rate or prime rate, the proceeds of which must have been used for the acquisition of retail properties subject to “triple net” leases. The Triple Net Facility expired in December 2000; therefore, no new loans can be made under the Triple Net Facility.  On September 30, 2001, the outstanding balance under the Triple Net Facility was $2.2 million.  During September 2001, the maturity date for these loans was extended to March 2002.  The Triple Net Facility is nonrecourse to TCC Triple Net and is secured by a first mortgage and assignment of all rents from the acquired properties. The Company guaranteed from 10% to 40% of each such loan depending on the credit rating of the tenant occupying the acquired property. The Company's guarantee percentage will be reduced to 10% for any loan upon the receipt of a qualifying purchase agreement relating to the property underlying such loan. The maximum amount of any advance related to a single property was either (i) 90% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BBB or higher), or (ii) 80% of the property's acquisition costs and certain related costs (if the property's tenant has a debt rating of BB+ or lower). The Triple Net Facility also contains various covenants, such as the maintenance of minimum equity and liquidity of the Company and covenants relating to certain key financial data of the Company.

The Company does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Facility and loans secured by underlying real estate will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, acquisitions of service companies, the repurchase of its shares and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of its implementation of its business strategy. The Company regularly considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

In May 2001, the Company announced that its Board of Directors had approved a stock repurchase program.  The repurchase program authorized the repurchase of up to $15.0 million of the Company’s common stock from time to time in open market purchases or through privately negotiated transactions.  Through September 30, 2001, the Company had repurchased 393,200 shares at an average cost of $10.15 per share with funds generated from operations and existing cash.  The Company placed the repurchased shares in treasury and has reissued shares (and expects to reissue additional shares) in connection with the Company’s employee stock purchase plan and option exercises or restricted stock grants under the Company’s Long-Term Incentive Plan and other equity-based incentive plans, as well as for other corporate purposes.

Forward–Looking Statements

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believe,” “anticipate,” “expect,” “envision,” “project,” “budget,” “target,” “should,” “foresee,” and words of similar import, are forward–looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to identify and implement cost containment measures (including those undertaken in connection with the previously announced internal reorganization) and achieve economies of scale, (iii) the ability of the Company to implement and manage effectively its e-commerce initiatives, (iv) the ability of the Company to compete effectively in the international arena, (v) the ability of the Company to attract new corporate and institutional customers; (vi) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company's participation as a principal in real estate investments, (vii) the Company's ability to continue to pursue its growth strategy, (viii) the Company's ability to compete in highly competitive national and local business lines and (ix) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and customers' willingness to make real estate commitments) and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 1. Business” of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates.  The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market.  However, due to its purchase of an interest rate swap agreement, which the Company uses to hedge a portion, but not all, of its exposure to fluctuations in interest rate, the effects of interest rate changes are limited. The Company’s earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Europe, Asia, Australia and Latin America.  There have been no significant changes in the interest rate or foreign currency market risks since December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party, if decided adversely to the Company, is likely to have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
4.1(1)	Form of Certificate for shares of Common Stock of the Company

(1)

Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000 and incorporated herein by reference.

(b)         Reports on Form 8-K filed since June 30, 2001:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trammell Crow Company
	By:	/s/ Derek R. McClain
Derek R. McClain
Chief Financial Officer
(Principal Financial Officer and duly authorized
to sign this report on behalf of the Registrant)

Date: November 14, 2001