Form 10-K
period 2001-12-31
TRAMMELL CROW CO
filed 2002-03-29
CIK 1022438

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-13531

Trammell Crow Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	75-2721454 (IRS Employer Identification Number)
2001 Ross Avenue Suite 3400 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

(214) 863-3000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        At March 15, 2002, there were 35,794,130 shares of Common Stock outstanding with an aggregate market value on that date of $467,471,338, based upon the average of the low bid and high-asked price of Common Stock on the New York Stock Exchange on such date. As of the same date 33,158,404 shares of Common Stock were held by non-affiliates of the Company, having an aggregate market value on that date of $433,048,756.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

PART I

ITEM 1. BUSINESS

Company Overview

        Trammell Crow Company (the "Company") is one of the largest diversified commercial real estate service companies in North America. Through its offices throughout the United States and Canada, the Company delivers a comprehensive range of services to leading multinational corporations, institutional investors and other users of real estate services. In the United States, the Company is a leading provider of commercial property and facilities management services, commercial property brokerage and transaction management services, commercial property development and construction services and project management services. The Company, which is headquartered in Dallas, Texas, was founded in 1948 by Mr. Trammell Crow. From its founding through the 1980's, the Company's primary business was the development, ownership and management of industrial, office and retail projects. In 1991, the Company was reconstituted as a real estate services company. This reconstitution entailed the separation of the Company's commercial real estate asset base and related operations from its real estate services business. The Company continued to operate the real estate services business while ownership of the commercial real estate asset base was segregated into a large number of separate entities distinct from the Company, with independent management and operations. Many of these entities are managed by subsidiaries of Crow Realty Investors, L.P. d/b/a Crow Holdings ("Crow Holdings"), which is wholly owned by certain affiliates and descendants of Mr. Trammell Crow.

        The Company delivers three core services—management services, transaction services and development and project management services—to both corporate and institutional customers. The Company reorganized its business effective January 1, 2001. Consequently, two of the reportable segments in 2000 and 1999, Corporate and Institutional, were reorganized into two new segments, Global Services and Development and Investment, in 2001. This reorganization was designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and project management services delivered to both corporate and institutional customers under a single leadership infrastructure referred to as the Global Services Group. The reorganization also creates a national organization focused solely on the Company's development and investment activities referred to as the Development and Investment Group. In the second quarter of 2000, as the Company increased its activities in and assigned more dedicated resources to e-commerce, the Company began reporting these activities, including related overhead, in its third segment.

        Within the Global Services segment, with approximately 6,700 full-time equivalent ("FTE") employees, the Company provides services to institutional customers (investors that are not typically the primary occupants of the commercial properties with respect to which services are performed) and corporate customers (users of space who are typically the primary occupants of commercial properties, including multinational corporations, hospitals and universities). Management services provided to institutional customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Transaction services provided to institutional customers include brokerage services such as project leasing and investment sales whereby the Company advises buyers, sellers and landlords in connection with the sale and leasing of office, industrial and retail space and land. The management services provided to corporate customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Transaction services provided to corporate customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to corporate customers include functions such as space planning and relocation coordination. Through the Global Services segment, the Company is continuing to focus on opportunities for growth in the service business and is focusing on opportunities to achieve operating efficiencies associated with the delivery of similar services (for example, property management for institutional customers and facilities management for corporate customers) through a consolidated services organization. From a domestic geographic perspective, the Global Services group is organized into 14 different customer-centric "mega-markets," many of which are multi-city. The Company's focus on establishing itself as a dominant brand facilitates the accumulation of strong resources within the "mega-markets."

        Within the Development and Investment segment, encompassing approximately 200 FTE employees, the Company provides development activities and services to both institutional and corporate customers—both those pursuant to which the Company takes an ownership position and those pursuant to which the Company provides development services for others on a fee basis. The Company provides comprehensive project development and construction services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for institutional customers and fee development and build-to-suit projects for corporate customers, including those in higher education and healthcare. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is better positioned to pursue and execute new development business, particularly programmatic business with the Company's large customers, and exploit niche market opportunities.

        The Company's activities related to e-commerce, including related overhead, are captured in the E-Commerce segment. The E-Commerce segment also includes the Company's investments in e-commerce-related companies. In 2000, the Company entered into an alliance with other leading real estate service companies to develop e-commerce initiatives that leverage the collective experience and delivery capabilities of the alliance members to benefit their customers. The alliance and its members have invested in SiteStuff, Inc., a company that offers on-line procurement of products and services geared towards the management of real estate properties, and invested in a web-based transaction platform, including an Internet listing site for properties available for sale or lease. The Company has participated in these initiatives primarily to gain efficiency, and thereby reduce costs, in other parts of its business and to be more competitive with other real estate service providers in its services businesses. Effective January 1, 2002, the Company transferred operational responsibility for its e-commerce initiatives to management of the Global Services group, as it views these initiatives as integral parts of its service platform, not as separate businesses. The Company will continue to pursue e-commerce initiatives that are capable of integration with its services platform, and only those which it believes will benefit or directly advantage its services business. Accordingly, the Company will begin to report its e-commerce activities within its Global Services segment in 2002.

Competitive Advantages

        The Company believes that it has the following important competitive advantages:

        Comprehensive Service Offerings.    The Company's comprehensive menu of services provides clients with single-point solutions to all of their commercial real estate services needs. The Company is focused on growing its business with large customers with long-term contracts, and often commences client relationships by providing a single service and later expands these relationships by anticipating and satisfying the client's other specific service requirements. By offering a full array of services, the Company is able to maximize the effect it has on its clients' businesses while becoming highly integrated into its clients' operations. The Company's extensive management business mitigates, to a certain extent, the sensitivity of its transaction-based business activities to economic cycles.

        Development Expertise.    The Company has the capability to implement active and sizeable development programs, primarily on behalf of its clients. The Company's development activities generate business revenue for its other service lines, which contribute to the Company's earnings. Because the Company provides development and construction management services to corporate customers with needs for build-to-suit projects, as well as to institutional investors, the Company can mitigate a portion of the adverse effect on its revenues when speculative development activities by or for institutional investors are curtailed in a market downturn. The Company is focused on growing its development business with corporate customers.

        Geographic Scope.    In offices located throughout the United States and Canada and organized into 14 "mega-markets," the Company develops and maintains extensive knowledge of local real estate markets. Approximately 83% of the Company's employees are based in markets other than Dallas, Texas, where its executive offices are located. In 2000, the Company formed a joint venture with Savills plc ("Savills"), headquartered in London, to expand its geographic scope to Europe, Asia-Pacific and Australia ("Trammell Crow Savills"). Through Trammell Crow Savills, and the Company's own network of professionals in Latin America, the Company has an international delivery platform to provide services to its U.S.-based multi-national corporate customers and to add new customers with international requirements. In addition, the Company also has a strategic alliance with Savills to meet the international real estate needs of its institutional customers. This broad geographic scope allows the Company to serve as a single-source, full service provider to multinational corporations and institutional investors with real estate interests that span regional and national boundaries.

        Management/Personnel.    The Company has a highly qualified management team. Its 23-member operating committee has an average of approximately 14 years of experience with the Company. Eight members of the operating committee also comprise the executive committee and have an average of 16 years of experience with the Company. The Company believes the lengthy tenure of its senior management group is linked to its collegial internal culture and its history of promoting talented individuals from within. The Company's growth strategy, incentive-based compensation and the level of ownership by Company officers and employees provide further motivation to achieve a high level of performance.

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

        As the real estate services industry has grown, it has been accompanied by downward pressure on fees and the increased use of fee structures that reflect shared risk and emphasize the achievement of performance targets. These trends benefit firms with significant scale and the ability to spread fixed costs over a larger revenue base. The Company believes that few real estate services providers can meet the demands of large corporate and institutional customers.

Long-Term Growth Strategy

        The Company's long-term growth strategy is centered around taking advantage of its geographic scope, its large existing customer base, its development capabilities, its strong brand name and the significant opportunity that exists in the corporate outsourcing arena. The key components of this overall growth strategy are:

        Capitalize on Outsourcing Opportunity.    The corporate outsourcing component of the Company's business represents a large and relatively untapped opportunity. As an outsourcing industry leader, the Company will continue to focus its resources, primarily in the U.S. and in Europe, on adding new customers and growing its substantial relationships with its approximately 99 existing corporate outsourcing customers. The Company intends to reinvent the way it delivers its outsourcing services with improved products and technological resources, with the overall focus on providing superior customer service.

        Focus on Development Opportunities.    With a national organization comprised of professionals dedicated fully to development and investment activities, the Company pursues and executes new development business, particularly programmatic business with the Company's large institutional customers and, increasingly, build-to-suit projects for corporate customers, including those in higher education and healthcare. In addition, during development down cycles, the Company uses professionals in its development and investment organization to pursue opportunistic property acquisitions with its established capital partners.

        Focus on Large Markets and Large Customers.    The Company is focused on building large markets and serving large customers. The Company has organized its Global Services group into 14 different "mega-markets" and believes that this structure will allow the Company to achieve the critical mass that fuels growth with its larger customers. The Company believes that expanding its presence in these markets will create key hubs of growth, enabling the Company to more easily shift resources as needed, establish brand dominance and recruit top talent. The Company intends to maintain its focus on larger customers (which have historically fueled much of the Company's revenue growth) as it enters into long-term relationships that leverage its international full-service delivery capabilities. The Company believes this focus on large customers will also benefit the Company as the trend continues for both institutional investors and corporate users of space to consolidate the number of service providers they engage. The Company has benefited from this trend of consolidation in the past, and seeks to position itself to continue to benefit from this trend.

        Take Advantage of Scale.    With approximately 7,100 employees in offices throughout the United States and Canada, 99 corporate outsourcing customers, 570 investor/owner customers, relationships with approximately 17,000 tenants and almost 540 million square feet of managed space, the Company is well positioned to take advantage of its scale. The Company's scale positions it to apply technology to its internal operations both to better serve its customers and to achieve cost economies. In addition, the breadth and depth of the Company's operations and customer relationships provide opportunities to pursue various e-commerce initiatives, including the procurement of goods and brokerage transaction processing with commercial real estate or facilities orientations.

Global Services Segment

        The Company provides services to both corporate and institutional customers through its Global Services segment. Global Services segment revenues grew from $280.7 million in 1997 to $660.8 million in 2001 (85.8% of 2001 revenues).

Corporate

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

        The Company seeks to enter into multi-year, full-service outsourcing contracts with its clients. Most contracts are structured so the Company receives a monthly base fee and annual incentives if certain agreed-upon performance targets are satisfied. Most contracts also provide for the reimbursement of client-dedicated personnel costs and associated overhead expenses. In many cases, these revenue sources are augmented by variable revenues from transaction services and project management services.

        The five largest customers for the Company's outsourcing services business, measured in 2001 revenues from such customers, collectively represented 13.4% of the Company's total revenues in 2001. The Company believes that significant growth opportunity exists within its existing customer base, as only 39 out of its 99 customers purchase three or more types of services from the Company.

        In addition to the services described below, the Company also offers strategic services, such as consulting, development, properties portfolio management, real estate asset management, management of accounting and information systems, and organizational and process strategies.

  Facilities Management Services

        Facilities management services includes the day-to-day maintenance and repair of facilities, office services (such as security, reprographics, mail, cafeteria, shipping and receiving, and reception services) and call center services (including work-order, dispatch, vendor management and emergency response), which are provided 24 hours a day through the Company's centralized call center. As of December 31, 2001, the Company utilized approximately 3,200 employees to service 99 corporate outsourcing clients. For these clients, the Company managed approximately 32,000 properties encompassing approximately 247.7 million square feet. Revenues from facilities management services were $186.4 million in 2001 (24.2% of 2001 revenues), up from $50.1 million in 1997. The growth in revenues is due to: (i) the addition of new customers; (ii) the expansion of services provided to existing customers; and (iii) the Company's 1999 acquisition of Phoenix Corporate Services, LLC (the "Phoenix Acquisition").

  Corporate Advisory Services

        Corporate advisory services include tenant representation and other transaction services such as acquisitions, dispositions, lease administration and lease audits. The Company seeks to manage a client's entire firm-wide property acquisition and divestiture program, but provides services to many customers on a transaction-by-transaction basis. As of December 31, 2001, 228 FTE brokers performed tenant representation services for corporate clients (including retail clients). Revenues from corporate advisory services were $114.6 million in 2001 (14.9% of 2001 revenues), up from $35.7 million in 1997. A substantial portion of the growth in revenues is due to an increase in the number of brokers, coupled with a focus on larger transactions and expansion of services provided to existing customers. During 2001, the Company's corporate advisory services business was adversely impacted by deterioration of the economy as a whole, with revenues decreasing $28.2 million from their peak in 2000. The downturn in the economy has had a negative impact on the timing and amount of tenant representation and other corporate advisory revenues earned by the Company. The Company believes that this deterioration in the economy will continue to impact its corporate advisory services business in 2002.

  Project Management Services

        Project management services include facility planning and project management (such as construction, space planning, site consolidations, facilities design, workspace moves, adds and changes, and management of furniture, signage and cabling requirements). Revenues from project management services were $52.0 million in 2001 (6.7% of 2001 revenues), up from $7.3 million in 1997. A substantial portion of the growth in revenues is due to (i) the addition of new customers, (ii) the expansion of services provided to existing customers and (iii) the Phoenix Acquisition. Although these revenues increased slightly in 2001 from 2000, during 2001, the growth of the Company's project management services business was adversely impacted by deterioration of the economy as a whole. The downturn in the economy has had a negative impact on corporate customers' project spending, and hence on the timing and amount of project management revenues earned by the Company. The Company believes that this deterioration in the economy will continue to impact its project management service business in 2002.

Institutional

        The Company provides property management, brokerage, and development and construction services to investors in commercial properties.

  Property Management Services

        As of December 31, 2001, the Company managed approximately 291.7 million square feet of commercial property (excluding facilities occupied by corporate customers) and served approximately 570 clients and 17,000 tenants nationwide through its locally based property management teams. The Company managed 204.4 million, 273.0 million, 282.3 million and 312.7 million square feet of commercial property at the end of 1997, 1998, 1999 and 2000, respectively. Revenues in 2001 from property management services were $173.6 million (22.5% of 2001 revenues), up from $91.9 million in 1997. A substantial portion of the growth in revenues is due to acquisitions. In 1998, the Company acquired: (i) The Norman Company, a real estate services firm with operations concentrated in Seattle's central business district office and retail markets; (ii) Tooley & Company, Inc. ("Tooley"), a California real estate services company primarily engaged in office management and leasing; and (iii) a portion of the businesses of Faison & Associates ("Faison") and Faison Enterprises, Inc. ("Faison Enterprises") that develop, lease and manage office and retail properties located primarily in the Midatlantic and Southeast regions of the United States (the "Faison Acquisition"). As a result of these acquisitions, the Company added approximately 41.5 million square feet to its property management portfolio in 1998.

        The objective of the Company's property management business is to enhance its clients' investment values by maintaining high levels of occupancy and lowering property operating costs by offering a wide range of property management services. The property management services offered by the Company consist of (i) building management services such as maintenance, landscaping, security, energy management, owner's insurance, life safety, environmental risk management and capital repairs; (ii) tenant relations services such as promotional activities, processing tenant work orders and lease administration services; (iii) coordinating tenant finish; and (iv) related financial management services including financial reporting and analysis.

        The Company expects that most of its new property management engagements will result from (i) contract wins resulting from customers' consolidation of service providers; (ii) property transfers; and (iii) projects that the Company develops for institutional investors. To the extent that institutional investors continue to make direct investments in real estate, the Company believes that it will be in an advantageous position to win new property management engagements due to its existing relationships with large institutional investors and its ability to provide single-source solutions for their multi-market and multi-functional requirements.

        The properties managed by the Company are typically served by locally-based teams of property managers and maintenance personnel supported by various corporate level service functions, including technology support and purchasing. Large client accounts are typically managed at the Company's national office to ensure consistency of quality and to ensure that all customer real estate service requirements are appropriately addressed.

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

        A typical property management agreement of the Company provides for an indefinite term, but permits the property owner or the Company to terminate the agreement upon thirty days prior written notice. The Company believes that these are customary termination provisions in the industry. The Company historically has been successful in retaining property management assignments, but does lose assignments from time to time, most frequently in circumstances where a property has been sold and the new property owner assumes direct responsibility for managing the property or retains one of the Company's competitors to manage the property. The Company focuses on establishing alliance relationships with certain of its institutional customers in an effort to obtain longer-term management contracts across multiple cities and to provide other services.

  Brokerage Services

        Brokerage services are primarily comprised of project leasing (leasing space in real estate owned by investor clients) and investment sales (representing clients buying or selling land or income producing real estate). While, particularly in larger markets, some of the Company's brokers may specialize in specific types of transaction services (including tenant representation activities, which are included in Corporate Advisory Services), in many cases a broker may facilitate some combination of project leasing, investment sales and tenant representations transactions.

        As of December 31, 2001, the Company employed approximately 280 FTE project leasing and investment sales brokers. Revenues from institutional brokerage services have increased from

$70.0 million in 1997 to $119.5 million in 2001 (15.5% of 2001 revenues). A substantial portion of this growth in revenues is due to the increase in the number of brokers coupled with an increasing focus on larger transactions. The Company employed approximately 350, 500, 579, 574 and 515 total brokers (including tenant representation brokers facilitating transactions for corporate clients) at the end of 1997, 1998, 1999, 2000 and 2001, respectively.

        The Company typically receives fees for brokerage services based on a percentage of the value of the lease or sale transaction. Some transactions may stipulate a fixed fee or include an incentive bonus component based on the performance of the brokerage professional or client satisfaction. Although transaction volume, rental rates and sales prices are influenced by economic conditions (thus impacting total brokerage revenues, including tenant representation), brokerage fee structures have remained relatively constant through both economic upswings and downturns.

        Project leasing revenues are derived from the steady turnover of tenants in the Company's property management and leasing portfolio of approximately 387.5 million square feet at December 31, 2001. As space "rolls" each year, the Company has the opportunity to earn a commission paid by the owner of the property for renewing the existing tenant's lease or releasing the space to a new tenant. Investment sales revenues generally increase in economic upswings as available capital drives the trading of income producing properties and corporate demand for additional space drives the purchase of land for new development. Investment sales revenues generally decline in economic downturns as capital sources are more cautious in purchasing income producing properties and corporate demand for new space slackens. During 2001, the Company's brokerage services business was adversely impacted by deterioration of the economy as a whole. The downturn in the economy has had a negative impact on the timing and amount of project leasing and investment sales revenues earned by the Company, with revenues decreasing $30.5 million from their peak in 2000. The Company believes that this deterioration in the economy will continue to impact its brokerage services business in 2002.

        The Company regards its brokerage force as an integral part of its delivery system for the broad services the Company provides to its client base. The Company's large network of experienced brokers is a valuable asset when seeking new facilities and property management, project management and development services business. The presence of its brokers in on-site project leasing offices can provide the Company with insights into its customers' non-brokerage real estate needs and early opportunities to capture the client's real estate services business. The sheer number of transactions in which its brokers are involved can also be a source of information from which the Company can seek to identify business opportunities in specific local or regional markets.

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

        Brokerage personnel earn commissions and are eligible to receive other forms of incentive compensation including financial rewards for cross-selling efforts that result in new engagements for the Company, such as a development project or the acquisition of a new outsourcing account, which in turn enable the Company to acquire additional brokerage business. These incentives are designed to underscore the Company's belief that the brokerage business is often a key point of entry for new clients, and is thus integral to firm wide efforts to cross-sell a full range of services.

        The Company believes that the quality brand identification of its name, its large customer base, the full range of services it offers clients, the overall breadth and scope of the Company's real estate activities and the Company's incentive-based compensation system create an environment conducive to attracting the most experienced and capable brokerage professionals.

  Construction Management

        Construction management services primarily include space planning and tenant finish coordination for institutional customers in conjunction with property management and leasing assignments. These fees are typically based on a percentage of project construction costs. In 2001, construction management revenues were $13.1 million (1.7% of 2001 revenues) as compared to $22.2 million in 1997. During 2001, the timing and amount of construction management revenues earned by the Company was adversely impacted by the deterioration of the economy as a whole, with revenues decreasing $9.6 million from 2000. The Company believes that this deterioration in the economy will continue to impact its construction management business in 2002.

Development and Investment

        Revenues in the Company's Development and Investment segment consist of development and construction fees, income from investments in unconsolidated subsidiaries and gain on disposition of real estate. Historically, the Company has focused its commercial real estate development business on investors in office, industrial and retail projects. The Company has the capability to implement active and sizeable development programs, primarily on behalf of its clients. With its new Development and Investment organization, the Company has maintained development efforts on behalf of its institutional customers and has increased its focus on development for corporate customers, including those in the areas of higher education and healthcare. In 2001, revenues from development and investment activities were $109.7 million (14.2% of 2001 revenues) as compared to $32.9 million in 1997. From January 1, 1997 through December 31, 2001, the Company commenced development of approximately 80.2 million square feet of projects with aggregate project costs of approximately $6.8 billion.

        The Company provides its clients with services that are vital in all stages of the development and construction process, including: (i) evaluating project feasibility, budgeting, scheduling and cash flow analysis; (ii) site identification, due diligence and acquisition; (iii) procurement of approvals and permits, including zoning and other entitlements; (iv) coordination of project design and engineering; (v) construction bidding and management and tenant finish coordination; (vi) project close-out and user move coordination; and (vii) project finance advisory services.

        The Company typically receives a fee for its development services that is based on a negotiated percentage of a project's budgeted construction and development cost. Incentive bonuses may be received for completing a project under budget and within certain critical time deadlines. The Company has also been aggressive in negotiating other incentive compensation arrangements that allow the Company to participate in the investment returns on projects it develops for its clients. The Company may make a co-investment with its clients (typically no more than 5% of a project's full construction and development cost), receive its pro rata return on its investment in the project and also receive an incentive participation in the project because of the Company's role in sourcing the development project and/or executing a variety of services in the development process. The Company's investments or co-investments in real estate projects typically result in an upside economic interest substantially greater than the co-investment percentage. To facilitate this activity and to further mitigate risk, the Company established four discretionary development and investment funds, which through December 31, 2001, had received funding commitments of $104.0 million, including $69.3 million from outside parties. Of the total funding commitments, $74.0 million had been invested through December 31, 2001, in projects with an aggregate construction cost of approximately $520.8 million.

        The market for development and investment services is cyclical and is driven by various economic conditions. The demand for commercial real estate properties in the suburban office, downtown office and industrial markets increased in the late 1990's and into 2000, driven primarily by the strong domestic economy and the resulting job growth. During 2001, the Company's development and investment business was adversely impacted by deterioration of the economy as a whole. The downturn in the economy has had a negative impact on transaction volume, rental rates, sales prices and the availability of development capital. These factors have negatively impacted the timing and amount of development and investment revenues (including incentive development fees) and profits earned by the Company, with revenues decreasing $31.6 million from their peak in 2000.

        The Company's development activities generate business opportunities for the Company's other service lines, which contribute to the Company's earnings. The Company believes that its increased focus on development for corporate customers, including those in the areas of higher education and healthcare, can mitigate a portion of the adverse effect on its revenues when speculative development activities are curtailed in a market down cycle. In addition, when development activity enters a down cycle, the Company utilizes professionals from its development and investment business to pursue opportunistic property acquisitions with its established capital partners.

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

Employees

        As of March 15, 2002, the Company had approximately 7,100 employees. Employees of the Company at certain properties located in Reno, Nevada, New York, New York and Naperville, Illinois are currently represented by a labor union. The unions represented at the respective locations are: Southern California—Nevada Regional Council of Carpenters, Local #971; Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO; and Laborers' International Union of North America-AFL-CIO Local No. 169 (Reno, Nevada); International Union of Operating Engineers Local Union #94-94A-94B AFL-CIO (New York, New York); and International Union of Operating Engineers (Naperville, Illinois).

Insurance

        The Company has the types of insurance coverage, including comprehensive general liability and excess umbrella liability insurance that it believes are appropriate for a company in the lines of business in which it operates. The Company's management will use its discretion in determining the amounts, coverage limits and deductibility provisions of appropriate insurance coverage on the Company's properties and operations at a reasonable cost and on suitable terms. This might result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full value of the damages suffered by the Company.

Trademarks

        The trade name "Trammell Crow" is material to the Company's business. The Company is party to a license agreement (the "License Agreement") with CF98, L.P., ("CF98"), an affiliate of Crow Holdings, with respect to such business and trade names. See "Item 13. Certain Relationships and Related Transactions."

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

        Trade Name License.    The Company has entered into a License Agreement with an affiliate of Crow Holdings that allows it to use the name "Trammell Crow" perpetually throughout the world in any business except the residential real estate business. This license can be revoked if the Company fails to maintain certain quality standards or infringes upon certain of such affiliate's intellectual property rights.

        If the Company loses the right to use the Trammell Crow name, the Company's business could suffer significantly. The License Agreement permits certain existing uses of this name by affiliates of Crow Holdings. The use of the Trammell Crow name or other similar names by third parties may create confusion in the market place or reduce the value associated with the Trammell Crow name.

        Economic Uncertainty/Deterioration of the Economy.    During 2001, the Company's business was adversely impacted by deterioration of the economy as a whole. The Company believes that, due to this deterioration:

  •
  transaction volume, rental rates and sales prices may continue to be adversely impacted;

  •
  corporate customers' project spending may continue to be negatively impacted; and

  •
  the availability of development capital may be further restricted.

        These factors have had a negative impact on the timing and amount of the Company's revenues and profits generated from several of its services, including project leasing, investment sales, tenant representation, project management, construction management and development and investment activities. The Company believes that these factors, and the deterioration in the economy generally, will continue to impact its business in 2002.

        Long-Term Growth.    The Company has grown significantly in recent years, and will continue to focus on additions to its base business that should be less impacted by economic down cycles over time and are expected to create long-term growth. The Company's historical growth and any significant future growth will continue to place demands on the Company's resources. The Company's future success and profitability will depend, in part, on its ability to enhance its management and operating systems, manage and adapt to rapid changes in technology, obtain financing for capital expenditures or strategic acquisitions and retain employees and customers through periods of internal changes. The Company may not be able to successfully manage any significant expansion or obtain adequate financing for such expansion on favorable terms, if at all. In addition, the Company is impacted by cycles in the general economy and the commercial real estate industry and, as a result, its growth strategy is directly impacted by those economic cycles. While the Company intends to focus on increasing earnings quickly when the economic cycles improve, it hopes to mitigate the impact of down cycles in the economy by focusing on providing outstanding customer service, growing its base business and becoming more programmatic in its development business, in addition to maintaining a strong balance sheet, controlling costs and recruiting and retaining top personnel to maintain long-term growth.

        Acquisitions.    A portion of the Company's growth since 1997 has been achieved through strategic acquisitions, and the Company may pursue other acquisitions in the future. However, the Company may not be able to acquire businesses on favorable terms, and may have to use a substantial portion of its capital resources for any such acquisitions. Challenges and issues commonly encountered in strategic acquisitions include:

  •
  diversion of management's attention to assimilating the acquired business;

  •
  maintaining employment relationships with the Company's employees and employees of an acquired business;

  •
  adverse short-term effects on operating results;

  •
  integrating financial and other administrative systems;

  •
  amortization of any acquired intangible assets; and

  •
  maintaining uniform standards, controls, procedures and policies.

        In addition, the acquired businesses' customers could cease to do business with the Company. Potential conflicts between the Company's customers and those of an acquired business could threaten its business relationships. Furthermore, if the performance of the acquired business is less than expected, which could be impacted by the resignation of key employees, goodwill recorded in connection with the acquisition could be written off, having a negative impact on the Company's earnings. If the Company is not able to manage these risks, its business could suffer significantly. In December 2001 and 2000, the Company recorded writedowns of $28.5 million, offset by $2.3 million of minority interest, and $25.3 million, respectively, due to impairment of goodwill and intangibles connected to certain of its acquisitions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

        International Operations.    The Company, directly and indirectly through Trammell Crow Savills or other related parties, operates in several markets outside the United States and is subject to the risks common for international operations and investments in foreign countries. These risks include:

  •
  difficulties in staffing and managing geographically and culturally diverse, multinational operations;

  •
  lack of familiarity with local business customs and operating environments;

  •
  changes in foreign tax laws;

  •
  changes in currency exchange rates;

  •
  limitations on repatriation of earnings;

  •
  restrictive actions by local governments;

  •
  nationalization and expropriation; and

  •
  war and civil disturbances.

        Real Estate Investment and Co-investment Activities.    Selective investment in real estate projects is an important part of the Company's strategy. These activities involve the inherent risk of loss of the Company's investment. As of December 31, 2001, the Company was involved as a principal (generally, co-investing with one of its customers) in 102 "in process" real estate development projects with an estimated aggregate cost of approximately $827.3 million. As of December 31, 2001, the Company had invested approximately $78.0 million and had assumed approximately $48.9 million in recourse obligations with respect to those projects in which it was involved as a principal. With respect to two of the projects for which the Company has recourse obligations, the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related debt upon completion of the project or has long-term leases with or guaranteed by investment grade companies, which management believes mitigates the Company's risk of incurring any future liability under these recourse obligations. The aggregate amount that is recourse to the Company with respect to these two projects totaled $26.7 million at December 31, 2001.

        In addition to the recourse obligations described above, as of December 31, 2001, the Company had guaranteed approximately $96.5 million of debt of its unconsolidated subsidiaries. With respect to three of the projects to which these guarantees relate, the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related debt upon completion of the project or has long-term leases with or guaranteed by investment grade companies, which management believes mitigates its risk of incurring any future liability under the guarantees. The aggregate amount the Company has guaranteed with respect to these three projects totals $73.0 million at December 31, 2001.

        Because the disposition of a single significant investment can impact the Company's financial performance in any period, its real estate investment activities could increase (and have historically increased) fluctuations in the Company's net earnings and cash flow. The Company has limited control over the timing of the disposition of these investments and the recognition of any related gain or loss.

        The commercial real estate market is cyclical and depends on the perceptions of real estate investors as to general economic conditions. Because the Company's investment strategy typically entails making relatively modest investments alongside its corporate and institutional clients, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. Furthermore, in real estate down-cycles, economic conditions may make certain development project pursuits less viable, and the Company may decide not to continue pursuing such projects. Consequently, the Company's financial results in down cycles may be (and have been) adversely impacted by increased write-offs of pursuit costs that have been capitalized in connection with potential development projects that the Company has determined not to pursue.

        As availability of capital decreases in a down economy, it may take longer for the Company to dispose of real estate investments or the selling prices may be lower than originally anticipated. As a result, the carrying value of the Company's real estate investments may become impaired and the Company could record losses as a result of such impairment.

        Recruiting and Retention of Qualified Personnel.    The Company's continued success is highly dependent upon the efforts of its executive officers and key employees. If any of the Company's key employees leave, its business may suffer. The growth of the Company's business is also largely dependent upon its ability to attract and retain qualified personnel in all areas of its business, particularly management. If the Company is unable to attract and retain such qualified personnel, it may be forced to limit its growth, and its business and operating results could suffer. Organizational changes within the Company could impact its ability to retain personnel.

        Reliance on Major Clients and Contract Retention.    A relatively small number of the Company's clients generate a significant portion of its revenues. The Company's ten largest clients accounted for approximately 22.8% of its total 2001 revenues. The loss of one or more of its major clients could have a material adverse effect on the Company's business.

        In 2001, revenue from property management and from corporate customers with whom the Company has outsourcing contracts constituted approximately 22.5% and 38.4%, respectively, of the Company's total revenues. The Company's property management contracts can generally be cancelled upon 30 days notice by either party, and its outsourcing services contracts are typically for multi-year terms with options to renew. Accordingly, contracts representing a significant percentage of the Company's revenues are terminable on short notice or may be scheduled to expire in any one year. The Company has been successful in retaining and renewing a significant portion of its contracts but may not be able to do so in the future. Moreover, increased competition may force the Company to renew such contracts on less favorable terms.

        Dealings with and Reliance on Affiliates.    Entities affiliated with Mr. Henry Faison, a stockholder and director of the Company, are collectively the Company's second largest customer, accounting for approximately 3.3% of 2001 revenues. There can be no assurance that these entities will continue to transact business with the Company. Effective March 1, 2002, the Company sold its retail center development and mall management business to an entity affiliated with Mr. Faison. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Impairment of Goodwill and Other Intangibles" for further discussion.

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

        Anti-takeover Considerations.    Some provisions of the Company's certificate of incorporation and certain provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for its common stock. These provisions include:

  •
  Staggered Board of Directors. The Company's Board of Directors is divided into three classes serving terms currently expiring in 2002, 2003 and 2004. Because the Company's Board of Directors is divided into classes, members of its Board of Directors may only be removed from office prior to the expiration of their terms if such removal is for "cause." Therefore, the staggered terms of directors may limit the ability of holders of common stock to complete a change of control.

  •
  Stockholder Proposals. The Company's stockholders must follow an advance notification procedure for certain stockholder nominations of candidates for the Company's Board of Directors and for certain other business to be conducted at any stockholders' meeting. This limitation on stockholder proposals could inhibit a change of control.

  •
  Preferred Stock. The Company's certificate of incorporation authorizes the Company's Board of Directors to issue up to 30,000,000 shares of preferred stock having such rights as may be designated by the Company's Board of Directors, without stockholder approval. The issuance of such preferred stock could inhibit a change of control.

  •
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "TCC." At March 15, 2002, 35,794,130 shares were held by approximately 482 stockholders of record. The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Transaction Tape on a quarterly basis for the last two fiscal years.

	High	Low
2000
First Quarter	$13.19	$10.56
Second Quarter	$13.44	$10.50
Third Quarter	$15.31	$10.31
Fourth Quarter	$15.00	$11.19
2001
First Quarter	$14.00	$10.90
Second Quarter	$12.17	$9.30
Third Quarter	$11.45	$8.60
Fourth Quarter	$11.75	$9.30

        The Company does not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of the Company's indebtedness. Provisions in agreements governing the Company's long-term indebtedness limit the amount of dividends that the Company may pay to its stockholders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        In November 1999, the Company announced that its Board of Directors had approved a stock repurchase program. The repurchase program authorized the repurchase of up to $10.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Under this program, which has been concluded, the Company repurchased 830,700 shares at an average cost of $11.57 per share with funds generated from operations and existing cash. The Company placed the repurchased shares in treasury. In May 2001, the Company announced that its Board of Directors had approved another stock repurchase program. The repurchase program authorized the repurchase of up to $15.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through December 31, 2001, the Company had repurchased 459,500 shares at an average cost of $10.11 per share with funds generated from operations and existing cash. The Company placed the repurchased shares in treasury. The Company has reissued shares (and expects to reissue additional shares) in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's long-term incentive plan and other equity-based incentive plans, as well as for other corporate purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected financial data set forth below have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, have been audited by Ernst & Young LLP, independent auditors, whose report thereon appears elsewhere herein.

        The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and notes thereto contained elsewhere in this report.

	Year Ended December 31
	1997	1998	1999	2000	2001
	(in thousands, except share and per share data)
Statement of Operations Data:
REVENUES:
Global Services:
Corporate:
Facilities management	$50,112	$71,635	$99,008	$139,435	$186,391
Corporate advisory services	35,681	69,878	104,058	142,850	114,641
Project management services	7,324	13,631	27,492	49,223	51,987

	93,117	155,144	230,558	331,508	353,019
Institutional:
Property management	91,936	127,952	155,425	164,521	173,558
Brokerage	70,012	105,421	141,356	150,001	119,472
Construction management	22,185	25,795	24,860	22,672	13,082

	184,133	259,168	321,641	337,194	306,112
Income from investments in unconsolidated subsidiaries	—	—	—	1,147	951
Other	3,504	2,939	886	555	674

	280,754	417,251	553,085	670,404	660,756
Development and Investment:
Development and construction fees	19,830	49,420	76,376	92,360	77,482
Income from investments in unconsolidated subsidiaries	512	18,438	23,338	5,918	7,386
Gain on disposition of real estate	10,241	31,658	33,246	41,804	23,902
Other	2,302	756	1,398	1,183	922

	32,885	100,272	134,358	141,265	109,692

	313,639	517,523	687,443	811,669	770,448
COST AND EXPENSES:
Salaries, wages and benefits	161,425	269,780	356,849	434,379	473,440
Non-recurring compensation costs	33,085	—	—	—	—
Commissions	39,121	67,508	97,838	119,702	94,655
General and administrative	55,884	78,344	97,530	112,184	117,696
Profit sharing	23,514	—	—	—	—
Depreciation and amortization	4,228	10,409	17,543	24,122	27,830
Interest	5,515	10,277	9,507	16,947	15,057
Royalty and consulting fees	6,212	—	—	—	—
Minority interest	2,042	5,080	18,579	4,853	(1,898)
Writedowns due to impairment of goodwill, intangibles and investments	—	—	—	40,347	34,044
Change in fair value of interest rate swap agreement	—	—	—	—	4,809
Restructuring charges	—	—	—	—	10,952

	331,026	441,398	597,846	752,534	776,585

Income (loss) before income taxes	(17,387)	76,125	89,597	59,135	(6,137)
Income tax expense (benefit)	(3,367)	29,674	35,154	23,681	(926)

Net income (loss)	$(14,020)	$46,451	$54,443	$35,454	$(5,211)

	Year Ended December 31
	1997	1998	1999	2000	2001
	(in thousands, except share and per share data)
Statement of Operations Data:
Earnings (loss) per share(1):
Basic	$(0.42)	$1.36	$1.56	$1.02	$(0.15)
Diluted	$(0.42)	$1.28	$1.50	$0.98	$(0.15)
Weighted average common shares outstanding(1):
Basic	33,583,467	34,059,155	34,991,707	34,851,738	35,356,710
Diluted	33,583,467	36,216,352	36,411,063	36,147,744	35,356,710
Other Data:
EBITDA, as adjusted(2)	$59,522	$96,811	$116,647	$140,551	$84,209
Net cash provided by (used in) operating activities	(4,978)	7,677	(1,675)	41,001	32,187
Net cash used in investing activities	(26,619)	(94,289)	(20,144)	(46,096)	(11,745)
Net cash provided by (used in) financing activities	69,839	77,811	(18,599)	13,204	(38,020)
Balance Sheet Data:
Cash and cash equivalents	$96,747	$87,946	$47,528	$55,637	$38,059
Total assets	326,236	468,515	638,010	726,434	699,145
Long-term debt	2,430	85,995	64,084	88,242	62,013
Notes payable on real estate held for sale	76,623	56,344	134,827	148,098	158,226
Total liabilities	169,305	262,536	352,205	394,474	383,063
Minority interest	19,859	13,967	34,153	41,001	29,959
Stockholders' equity	137,072	192,012	251,652	290,959	286,123

(1)
The weighted average shares outstanding used to calculate basic and diluted earnings per share for 1997 include the shares issued in the initial public offering and in a reincorporation transaction as if they were outstanding for the entire period.

(2)
EBITDA, as adjusted, represents earnings before interest, income taxes, depreciation and amortization, royalty and consulting fees, profit sharing, the 1997 non-cash, non-recurring charge to income related to the stock options granted under the Company's 1997 Stock Option Plan assumed by the Company in connection with the reincorporation transaction (the "Assumed Option Plan"), the 1997 non-recurring charge to income resulting from the settlement of claims by certain former employees arising out of a terminated stock appreciation rights plan, the 2000 and 2001 writedowns due to impairment of goodwill, intangibles and investments, net of related minority interest, and the 2001 restructuring charges and change in fair value of the Company's interest rate swap agreement. Management believes that EBITDA, as adjusted, can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative to: (i) net earnings (determined in accordance with accounting principles generally accepted in the United States ("GAAP")); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. The Company's calculation of EBITDA, as adjusted, may differ from similarly titled items reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in Item 14(a)(1) and (2) of this Annual Report on Form 10-K. As discussed in "Item 1. Business," the Company reorganized its business effective January 1, 2001 and as a result, its reportable segments changed. The following discussion presents prior year information reclassified to conform to the segments as reported for the year ended December 31, 2001.

Overview

        The Company's Global Services revenue streams consist primarily of recurring payments made pursuant to service contracts and variable transaction-oriented payments. The Company typically receives base monthly fees from clients for services provided under its facilities management and property management contracts, and the majority of such fees are recurring in nature. The fees received by the Company for the provision of transaction services (corporate advisory services and brokerage) are typically paid in connection with the consummation of a transaction such as the purchase or sale of commercial property or the execution of a lease. The Company also earns fees from project and construction management that are typically determined by the size and cost of the project. The arrangement may be part of a management service contract or on an individual project basis.

        The Company's Development and Investment revenue streams consist primarily of non-recurring payments related to individual real estate development projects. Revenues from the Company's development activities consist of development and construction fees that are typically based upon a negotiated percentage of a project's cost and incentive development fees for completing a development project under budget, within certain critical time deadlines and/or for achieving specified leasing targets. Revenues from the Company's investment activities primarily consist of gain on disposition of real estate and income from unconsolidated subsidiaries that hold real estate assets. The Company has limited control over the timing of the disposition of these investments and the recognition of any related gain or loss. Because the disposition of a single significant investment can impact the Company's financial performance in any period, these investment activities create fluctuations in the Company's revenues. Because the Company's investment strategy typically entails making relatively modest investments alongside its corporate and institutional clients, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets.

        During 2001, the Company's business was adversely impacted by the deterioration of the economy as a whole. The downturn in the economy has negatively impacted the timing and the amount of revenues and profits generated from several of the Company's services, including project leasing, investment sales, tenant representation, project management and development and investment activities. The Company believes that this deterioration in the economy will continue to impact its business in 2002, but that actions taken in 2001 to reduce non-reimbursed operating expenses should somewhat mitigate this impact.

        The Company's expenses typically consist of salaries, wages and benefits, commissions, general and administrative expenses, depreciation and amortization expense, interest and minority interest. Salaries, wages and benefits and commissions constitute a majority of the Company's total costs and expenses.

        Over the last three years, an average of 46.4% of the Company's income before income taxes (adjusted to add back non-recurring charges in 2001 and 2000 relating to writedowns due to impairment of goodwill, intangibles and investments, net of related minority interest, and in 2001, restructuring charges and the change in fair value of the Company's interest rate swap agreement, net of interest expense offset) has been generated in the fourth quarter, due primarily to a calendar year-end focus by the commercial real estate industry on the completion of transactions. In addition, certain of the Company's property management and outsourcing contracts provide for bonus payments if the Company achieves certain performance targets. Such incentive payments are generally earned in the fourth quarter. In contrast, the Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. See "—Quarterly Results of Operations and Seasonality."

        The Company intends to continue to pursue its growth strategy by seeking new clients, expanding existing client relationships, expanding the breadth of its service offerings, making selective co-investments with its clients and pursuing selective strategic acquisitions. The Company intends to use borrowings under its $150 million revolving line of credit and internally generated funds to finance its growth. See "—Liquidity and Capital Resources."

Critical Accounting Policies

        On December 12, 2001, the Securities and Exchange Commission issued FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which encourages additional disclosure with respect to the Company's critical accounting policies, the judgments and uncertainties that affect the Company's application of those policies, and the likelihood that materially different amounts would be reported under different conditions and using different assumptions.

        Management of the Company is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Certain of the Company's accounting policies and estimates have a more significant impact on its financial statements than others, due to the magnitude of the underlying financial statement elements.

Consolidation

        The Company's determination of the appropriate accounting method with respect to its investments in subsidiaries is based on the amount of control the Company has, combined with its ownership level, in the underlying entity. The Company's consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other subsidiaries over which the Company has control. The Company's investments in subsidiaries in which it has the ability to exercise significant influence over operating and financial policies, but does not control (including subsidiaries where the Company has less than 20% ownership), are accounted for on the equity method. All other investments of the Company are accounted for on the cost method.

        Accounting for an investment as either consolidated or by the equity method would have no impact on the Company's net income (loss) or stockholders' equity in any accounting period, but would impact individual income statement and balance sheet items, as consolidation would effectively "gross up" the Company's income statement and balance sheet. However, if control aspects of an investment accounted for by the cost method were different, it could result in the Company being required to account for an investment by consolidation or the equity method. Under the cost method, the investor only records its share of the underlying entity's earnings to the extent that it receives dividends from the investee; when the dividends received exceed the investee's earnings subsequent to the date of the investor's investment, the investor records a reduction in the basis of its investment. Under the cost method, the investor does not record its share of losses of the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity's net income or loss, to the extent of its investment or its guarantees of the underlying entity's debt. At December 31, 2001, $5.2 million of the Company's total investment in unconsolidated subsidiaries of $55.1 million relates to investments that are accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

Revenue Recognition

        The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which has four basic criteria that must be met before revenue is recognized:

  •
  Existence of persuasive evidence that an arrangement exists;

  •
  Delivery has occurred or services have been rendered;

  •
  The seller's price to the buyer is fixed and determinable; and

  •
  Collectibility is reasonably assured.

        The Company's various revenue recognition policies are consistent with these criteria. The revenues of the Company's business that are subject to the most judgment are its brokerage commission revenues and incentive-based management and development fees.

        The Company's brokerage commission revenues are comprised of commissions earned for investment sales, project leasing and tenant representation transactions. Revenues from investment sales transactions are recognized upon the closing of a sale and are generally paid to the Company out of the sale proceeds; therefore, there is no estimation or judgment involved in the recognition of these revenues. Project leasing and tenant representation commissions are generally recorded half upon execution of a lease contract, and the remainder upon tenant occupancy. If there are any contingencies with respect to any portion of the commission, that portion of the commission is not recognized until the contingency is resolved. The unique nature and complexities of each brokerage transaction require the Company to use varying levels of judgment in determining timing of revenue recognition. The actual timing of revenue recognition could vary if different judgments were made.

        The Company earns incentive development and management fees from its development, property management and outsourcing services. These fees are recognized when quantitative criteria have been met (such as specified leasing or budget targets, customer service levels, or achieved levels of operating expense savings) or, for those incentive fees based on qualitative criteria, upon approval of the fee by the customers. Certain of these fees may require estimates and judgment by the Company and, as such, actual revenue may differ from the Company's estimates.

Carrying Value of Real Estate Held for Sale, Goodwill and Intangible Assets

        Prior to January 1, 2002, the Company's real estate held for sale, goodwill and intangible assets were accounted for in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement required the Company to evaluate the carrying value of its goodwill and intangible assets when indicators of impairment were present. Impairment losses were recorded when estimates of undiscounted future cash flows were less than the value of the underlying asset. This statement also required real estate held for sale to be recorded at the lower of cost or net realizable value, based on discounted future cash flows or other measures of fair value. The determination of future cash flows or fair value was based upon assumptions and estimates of forecasted financial information that may differ from actual results. If different assumptions and estimates were used, carrying values could be adversely impacted, resulting in writedowns that would adversely affect the Company's earnings. In addition, the Company amortized its goodwill balances on a straight-line basis over periods of 20 to 30 years. The evaluation of the useful life of goodwill required judgment by the Company, and had the Company chosen a shorter time period over which to amortize goodwill, amortization expense would have increased, adversely impacting the Company's operations. As of December 31, 2001, real estate held for sale, goodwill, and intangible assets were $234.9 million, $74.2 million and $17.5 million respectively.

        Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These statements will continue to require the Company to evaluate the carrying value of its real estate held for sale, goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates developed by the Company may differ from actual results. If different assumptions and estimates were used, carrying values could be adversely impacted, resulting in writedowns that would adversely affect the Company's earnings. With respect to goodwill balances, the Company is required to determine its reporting units, which become the basis of its annual impairment tests; the Company has identified its reporting units to mirror two of its segments, Global Services and Development and Investment, as each segment's underlying business units have similar long-term economic characteristics and service deliveries. If the Company defined its reporting units differently, the results of its annual impairment tests could be impacted. The Company will perform the first of the required impairment tests of goodwill in 2002, and has not yet determined the effect of these tests on its earnings and financial position. In addition, under these statements, goodwill would no longer be amortized, which will benefit 2002 net income by approximately $2.2 million ($0.06 per share).

Impairment of Goodwill and Other Intangibles

        Goodwill and other intangibles represent 13.1% and 32.0% of the Company's total assets and total stockholders' equity, respectively, at December 31, 2001. The goodwill reflects the excess of the purchase price over the fair value of the net assets of real estate service companies acquired by the Company, primarily in 1997, 1998 and 1999. See "Item 8.—Financial Statements and Supplementary Data, Note 13." The other intangibles represent management contracts and employment/non-compete agreements for certain employees entered into in connection with these acquisitions and in connection with other employment/non-compete arrangements.

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

        In December 2001, the Company recorded total writedowns due to impairment of goodwill and intangibles of $28.5 million, offset by $2.3 million of related minority interest. Of these writedowns, $20.5 million is due to impairment of goodwill and related intangibles recorded in connection with the Faison Acquisition. The impairment resulted from 2001 operating losses and declining forecasts for future operations in the retail center development and mall management portions of these businesses (primarily due to continuing consolidation of regional mall ownership into REIT's, which tend to self-manage their properties), in addition to the losses of several large management agreements in 2001, which left the Company with no significant business in certain geographic areas. The amount of the writedown represents 100% of the unamortized goodwill attributable to the retail center development and mall management businesses and the business units affected by management agreement losses. As of December 31, 2001, the remaining unamortized balance of goodwill and related intangibles from the Faison Acquisition was $12.7 million; there have been no indicators of impairment in the business units to which this remaining balance is attributable. Effective March 1, 2002, the Company sold the retail center development and mall management businesses to an affiliate of Faison Enterprises (the "Faison Sale"); the Company retained the net working capital in these businesses and carried interests in certain development projects, but otherwise received nominal consideration upon completion of the transaction. In addition to the deteriorating operating results, the Faison Sale was motivated by changes in the Company's overall retail strategy. The Company has taken steps to downsize and eliminate various retail operations that did not achieve anticipated profit levels and integrate its retail professionals into its local services businesses where retail customers can benefit from the integration of strong networks of product lines, such as brokerage, management, development and outsourcing, with its retail operations.

        Also included in the Company's total 2001 writedowns is a writedown of $4.8 million, offset by $2.3 million of related minority interest, due to impairment of goodwill recorded in connection with the Company's 2000 expansion of its joint venture with Savills into the Asia-Pacific region ("Trammell Crow Savills Asia-Pacific"). The impairment resulted from 2001 operating losses and business strategy changes that impact the Company's growth strategy in Asia-Pacific markets. The Company intends to allocate existing or additional resources to Asia-Pacific markets as its U.S. customers require services in these markets but does not intend to aggressively pursue new customers in these markets.

        The remaining $3.2 million of writedowns in 2001 is primarily due to impairment of an intangible related to a management contract that the Company intends to terminate, effectively eliminating the future cash flows of the underlying management contract.

        In October 2001, the Boston-based investment sales brokerage team that was part of the Company's 1998 acquisition of Fallon Hines & O'Connor, Inc. (the "Fallon Hines Acquisition") left the Company to join another firm. In November 2001, the Company hired new brokers to join its Boston brokerage teams to replace those who had left. The Company performed an analysis of undiscounted future cash flows of its Boston brokerage operations to determine if there was any goodwill impairment as a result of those personnel changes, and determined that no such impairment occurred. At December 31, 2001, the unamortized balance of goodwill resulting from the Fallon Hines Acquisition was $30.2 million.

        In December 2000, the Company recorded a $25.3 million writedown due to impairment of goodwill and related intangibles recorded in connection with the Company's 1997 acquisition of the business of Doppelt & Company (the "Doppelt Acquisition"), representing the remaining unamortized balance of goodwill and intangibles recorded in connection with the acquisition. The impairment was triggered by: (i) the loss in the fourth quarter of 2000 of key management and revenue producing personnel hired from the acquired company; (ii) the loss of key national customers related to the acquired company and resignation from unprofitable accounts; and (iii) the identification in the fourth quarter of 2000 of increasing losses, as well as a net loss for the fourth quarter of 2000, for the acquired business instead of a net profit for the fourth quarter of 2000 as was expected at the end of the third quarter of 2000. In evaluating the extent of the impairment related to the Doppelt Acquisition, the Company considered the following factors: (i) a reduction of revenue from the largest individual customer of the acquired company and an announcement by the customer that they would be further reducing the services required by the Company, (ii) the 2001 business plan related to the acquired company did not include any additional revenues from the acquired company clients and (iii) the Company's determination that there was no positive cash flow or earnings associated with the acquired company and the Company's reluctance to commit additional resources to the acquired business. Revenues and income (loss) before income taxes and writedowns, respectively, related to the acquired business were $7.2 million and $(5.8) million in 2000, $10.9 million and $0.2 million in 1999 and $9.8 million and $0.2 million in 1998.

Impairment of E-Commerce Investments

        In 1999, 2000 and 2001, the Company made various investments in e-commerce related companies. In December 2001 and December 2000, the Company recorded writedowns of $5.5 million and $15.0 million, respectively, to reflect impairment in the value of certain of these e-commerce investments. The impairment was triggered by: (i) the status at the time of the writedowns of the e-commerce industry (many technology companies had ceased operations, the availability of capital for e-commerce and Internet companies had been dramatically reduced, and the Dow Jones Internet Index was down) and (ii) the financial status of the companies in which the Company has invested. In evaluating the extent of the impairment related to its e-commerce investments, the Company considered the following factors: (i) 2001 and 2000 financial results of the investees versus their original business plans, (ii) the value of the investee companies based on current solicitations for additional financing, (iii) the investees' revised business plans and (iv) the investees' need for and limited availability of future funding. The Company views e-commerce initiatives as integral parts of its services platform and will continue to pursue e-commerce initiatives that are capable of integration with its services platform, and only those which it believes will benefit or directly advantage its services business.

Interest Rate Swap Agreement

        As required under the Company's $150.0 million line of credit, the Company has entered into an interest rate swap agreement to manage market risks related to changes in interest rates. This swap establishes a fixed interest pay rate on a portion of the company's variable rate debt. Upon adoption of Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), on January 1, 2001, the Company is required to record the interest rate swap agreement at fair market value, and recognize changes in fair value in current period earnings, unless the interest rate swap agreement is effectively designated as a hedge. Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (while it was entered into for hedging purposes); this resulted in $4.8 million being recognized as expense related to the interest rate swap agreement for the period from January 1, 2001 through October 31, 2001, due to a change in fair value of the interest rate swap agreement.

        As of November 1, 2001, the Company effectively elected hedge accounting treatment as defined by FAS 133 for its interest rate swap agreement. Provided that a specified range of effectiveness is maintained, the effective portion of future changes in fair value of the interest rate swap agreement will be reported as a separate component of other comprehensive income. Any remaining changes in fair value of the interest rate swap agreement will be recognized in current period earnings. Future payments under the interest rate swap agreement will be charged to the liability recorded prior to the hedge designation, therefore benefiting net income in future periods. The Company recorded $0.6 million of payments against its liability in 2001 that would have been recorded to interest expense in 2001, had the interest rate swap agreement not been designated as a hedge. The liability balance related to the interest rate swap agreement was $4.0 million at December 31, 2001.

Restructuring Charges

        During the first quarter of 2001, the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure. As part of the reorganization, the Company advised approximately 300 employees across all functions and levels that their jobs were being eliminated as part of a cost-cutting effort focusing on inefficiencies and redundancies. During the year ended December 31, 2001, the Company incurred restructuring charges of $3.7 million related to these terminations, consisting primarily of involuntary employee termination benefits including severance and outplacement benefits. At December 31, 2001, approximately 250 employees had been terminated and the accrual balance was $1.1 million. These terminations are expected to be complete by the end of the first quarter of 2002.

        In July 2001, the Company also formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations. The plan calls for the consolidation of client accounting operations into three regional centers in Dallas, Texas; Memphis, Tennessee; and Seattle, Washington; and the consolidation of the Company's internal accounting in Dallas, Texas. The accounting restructuring plan contemplates the termination of approximately 200 accounting personnel at 18 locations throughout the United States, with termination dates ranging from July 2001 through April 2002. Subsequent to the original communication of the plan, approximately 80 of these employees resigned or were placed into open positions or onto new customer accounts and therefore became ineligible for severance. During the year ended December 31, 2001, the Company recognized $1.5 million of restructuring charges, consisting of involuntary termination benefits including severance and outplacement benefits related to these terminations. At December 31, 2001, approximately 80 terminations had been completed, and the accrual balance was $0.7 million. Management expects this plan to provide a net reduction in headcount of approximately 70 employees, as eliminated positions are replaced by new hires in Dallas, Memphis and Seattle. The plan is anticipated to be complete by the end of the second quarter of 2002.

        The reduction in employee headcount referenced above contributed to a significant overall reduction in unreimbursed headcount achieved in 2001. Other measures contributing to the decline were (i) attrition, combined with restrictions on new hires and (ii) transfers of employees to openings that existed in reimbursed roles. Total unreimbursed headcount declined more than 20% from over 3,600 unreimbursed employees at December 31, 2000, to less than 2,900 full-time unreimbursed employees at December 31, 2001.

        As part of its restructuring plans, primarily during the fourth quarter of 2001, the Company closed several offices and identified offices with excess space that it intends to sublease to third parties. The Company recorded restructuring charges of $5.8 million related to these activities, primarily comprised of future rent charges and costs to sublease (offset by estimated future sublease income) and miscellaneous furniture and equipment writeoffs. At December 31, 2001, the accrual balance for these charges is $5.0 million. This accrual will be relieved over the remaining lease terms of the underlying leases, ranging from nine months to ten years.

Results of Operations

        The following table sets forth items from the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001, as a percent of total revenue for the periods indicated.

	Year Ended December 31
	1999	2000	2001
Revenues:
Global Services:
Corporate:
Facilities management	14.4%	17.1%	24.2%
Corporate advisory services	15.1%	17.6%	14.9%
Project management services	4.0%	6.1%	6.7%

	33.5%	40.8%	45.8%
Institutional:
Property management	22.6%	20.2%	22.5%
Brokerage	20.6%	18.5%	15.5%
Construction management	3.6%	2.8%	1.7%

	46.8%	41.5%	39.7%
Income from investments in unconsolidated subsidiaries	0.0%	0.2%	0.2%
Other	0.2%	0.1%	0.1%

	80.5%	82.6%	85.8%
Development and Investment:
Development and construction fees	11.1%	11.5%	10.0%
Income from investments in unconsolidated subsidiaries	3.4%	0.7%	1.0%
Gain on disposition of real estate	4.8%	5.1%	3.1%
Other	0.2%	0.1%	0.1%

	19.5%	17.4%	14.2%

	100.0%	100.0%	100.0%
Costs and Expenses:
Salaries, wages and benefits	51.9%	53.5%	61.4%
Commissions	14.2%	14.7%	12.3%
General and administrative	14.2%	13.8%	15.3%
Depreciation and amortization	2.5%	3.0%	3.6%
Interest	1.4%	2.1%	2.0%
Minority interest	2.7%	0.6%	(0.2)%
Writedowns due to impairment of goodwill, intangibles and investments	0.0%	5.0%	4.4%
Change in fair value of interest rate swap agreement	0.0%	0.0%	0.6%
Restructuring charges	0.0%	0.0%	1.4%

	86.9%	92.7%	100.8%
Income (loss) before income taxes	13.1%	7.3%	(0.8)%
Income tax expense (benefit)	5.1%	2.9%	(0.1)%

Net income (loss)	8.0%	4.4%	(0.7)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenues.    The Company's total revenues decreased $41.3 million, or 5.1%, to $770.4 million in 2001 from $811.7 million in 2000.

Global Services Revenue

Corporate Revenues

        Facilities management revenue, which represented 24.2% of the Company's total revenue in 2001, increased $47.0 million, or 33.7%, to $186.4 million in 2001 from $139.4 million in 2000. The revenue growth resulted from (i) the addition of several new customers, (ii) the expansion of services provided to existing customers, and (iii) the operations of Trammell Crow Savills. A significant portion of the overall increase in facilities management revenue from these factors consists of reimbursement of salaries, wages and benefits.

        Corporate advisory services revenue, which represented 14.9% of the Company's total revenue in 2001, decreased $28.3 million, or 19.8%, to $114.6 million in 2001 from $142.9 million in 2000. The decrease is due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space. In addition, the average number of brokers employed during 2001 has decreased slightly, as compared to 2000.

        Revenues from project management services totaled $52.0 million in 2001 and represented 6.7% of the Company's total revenue in 2001. These revenues increased $2.8 million, or 5.7%, from $49.2 million in 2000. The revenue growth was primarily due to the addition of several new customers and the expansion of services provided to existing customers. The growth was adversely impacted by the deterioration of the economy and the resulting reduction in corporate customers' project spending and decreased project management services activity levels in Trammell Crow Savills Asia-Pacific.

Institutional Revenues

        Property management revenue, which represented 22.5% of the Company's total revenue in 2001, increased $9.1 million, or 5.5%, to $173.6 million in 2001 from $164.5 million in 2000. The increase was primarily due to an overall increase in reimbursement of salaries, wages and benefits. The increase in reimbursements was primarily due to a 7% increase from 2000 to 2001 in the average number of square feet of office space managed, which generates higher reimbursement revenues than other product types. Fees earned for property management services in 2001 were relatively consistent with 2000.

        Brokerage revenue, which represented 15.5% of the Company's total revenue in 2001, decreased $30.5 million, or 20.3%, to $119.5 million in 2001 from $150.0 million in 2000. The decrease is due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space. In addition, the average number of brokers employed during 2001 has decreased slightly, as compared to 2000.

        Construction management revenues totaled $13.1 million in 2001 and represented 1.7% of the Company's total revenue in 2001. These revenues decreased $9.6 million, or 42.3%, from $22.7 million in 2000. Construction management revenues are generated from services including space planning and tenant finish coordination for institutional customers in conjunction with property management and leasing assignments, and are directly related to the customer's real estate demands. The decrease is primarily a result of a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy.

Development and Investment Revenue

        Revenues from development and construction fees totaled $77.5 million in 2001 and represented 10.0% of the Company's total revenue in 2001. These revenues decreased $14.9 million, or 16.1%, from $92.4 million in 2000. The decrease is primarily due to a decrease of $17.7 million in development fees and incentive development fees as a result of a reduction in transaction volume. The Company has observed increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and a lack of available capital. This decrease was partially offset by an increase of $1.7 million of rental revenue from real estate properties held for sale, as these operating properties have been held for longer periods of time than in prior periods as a result of the downturn in the economy. Also partially offsetting the development fee decrease was an increase of $3.3 million of revenues generated from services including construction bidding and management, tenant finish coordination and project closeout.

        Income from investments in unconsolidated subsidiaries, which represented 1.0% of the Company's total revenue in 2001, increased $1.5 million, or 25.4%, to $7.4 million from $5.9 million in 2000. The revenue growth is primarily the result of three large transactions in 2001, resulting in aggregate revenue to the Company of $5.1 million, as compared to five large transactions in 2000, resulting in aggregate revenue to the Company of $3.5 million.

        Gain on disposition of real estate totaled $23.9 million in 2001 and represented 3.1% of the Company's total revenue in 2001. These gains decreased $17.9 million, or 42.8%, from $41.8 million in 2000. In 2001, the Company sold 46 real estate projects for an aggregate net sales price of $170.4 million, resulting in an aggregate gain on disposition of $23.9 million, including recognition of deferred gain of $0.3 million relating to dispositions in previous periods. In 2000, the Company sold 48 real estate projects for an aggregate net sales price of $211.6 million, resulting in an aggregate gain on disposition of $41.8 million.

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

        Costs and Expenses.    The Company's costs and expenses increased $24.1 million, or 3.2%, to $776.6 million in 2001 from $752.5 million in 2000. In December 2001, the Company recorded a $34.0 million writedown due to impairment of goodwill, intangibles and investments, offset by $2.3 million of related minority interest. The Company also recorded $4.8 million due to the change in fair value of its interest rate swap agreement, which was offset by a benefit to interest expense of $0.6 million, and recorded $11.0 million in restructuring charges. In December 2000, the Company recorded a $40.3 million writedown due to impairment of goodwill and investments. See "Impairment of Goodwill and Other Intangibles," "Impairment of E-Commerce Investments," "Interest Rate Swap Agreement" and "Restructuring Charges" above for further discussion. Excluding the effects of these items, the Company's costs and expenses increased $17.5 million, or 2.5%, to $729.7 million in 2001 compared to 2000.

        Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by customers ("reimbursed employees"); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed ("unreimbursed employees"); and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. Salaries, wages and benefits expense increased $39.0 million, or 9.0%, to $473.4 million in 2001 from $434.4 million in 2000. The increase is primarily due to increases in staffing to support internal growth in the Company's business, including new assignments for the Company's outsourcing business, and the inclusion of a full year of salaries, wages and benefits for Trammell Crow Savills. The year-to-year increase was driven by a $54.8 million increase in salaries and benefits for reimbursed employees associated with growth in reimbursed employee headcount (resulting primarily from growth in the Company's outsourcing business), offset by a $5.6 million decrease in salaries and benefits for unreimbursed employees. The absolute decrease in salaries and benefits for unreimbursed employees understates the annual run-rate impact of the Company's cost-reduction efforts in this area, as the Company was ramping up its unreimbursed workforce to record levels at year-end 2000 (to a level above that indicated by the 2000 expense) and then reducing headcount throughout 2001 (to a level below that indicated by the 2001 expense) as the market turned unfavorable. Effective January 1, 2001, the Company instituted a new bonus plan whereby a substantial majority of employee annual incentive bonuses were paid from a pool, the size of which was determined by the Company's pre-bonus income before income taxes, as adjusted for certain non-recurring items. The new bonus plan, coupled with a decrease from 2000 to 2001 in pre-bonus income before income taxes, as adjusted for certain non-recurring items, resulted in a decrease in bonus expense of $4.6 million in 2001 as compared to 2000.

        Commissions decreased $25.0 million, or 20.9%, to $94.7 million in 2001 from $119.7 million in 2000. The decrease in commission expense corresponds to the decrease in the Company's corporate advisory services and brokerage revenue, which was driven by a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space.

        General and administrative expenses increased $5.5 million, or 4.9%, to $117.7 million in 2001 from $112.2 million in 2000. These changes are primarily attributable to an increase in pursuit cost expense of $6.2 million in 2001 compared to 2000, due to the Company's decision not to proceed on certain development deals as a result of the downturn in the economy and softening markets. This expense increase was offset by a net decrease in general and administrative expenses due to company-wide cost reduction efforts undertaken beginning in the second quarter of 2001.

        Depreciation and amortization increased $3.7 million, or 15.4%, to $27.8 million in 2001 from $24.1 million in 2000. The increase in depreciation and amortization is primarily related to depreciation expense on information systems-related assets accounted for as capital leases placed in service in the second half of 2000 and during 2001, and amortization of transition costs incurred in connection with certain outsourcing contracts.

        Interest expense decreased $1.8 million, or 10.7%, to $15.1 million in 2001 from $16.9 million in 2000. The decrease in interest expense in 2001 is a result of lower interest rates related to the Company's revolving line of credit and lower average outstanding balances in 2001.

        Minority interest decreased $6.8 million, or 138.8%, to $(1.9) million in 2001 from $4.9 million in 2000. The decrease is primarily a result of 2001 losses in consolidated entities in which outside parties have an interest, compared with income in these same entities in 2000. In addition, the Company recorded $(2.3) million of minority interest related to goodwill writedowns associated with Trammell Crow Savills Asia-Pacific. See "Impairment of Goodwill and Other Intangibles" for further discussion.

        Income (Loss) Before Income Taxes.    The Company's income (loss) before income taxes decreased $65.2 million, or 110.3%, to a loss of $6.1 million in 2001 from income of $59.1 million in 2000 due to the fluctuations in revenues and expenses above. Excluding the writedowns due to impairment of goodwill, intangibles and investments, net of related minority interest, the change in fair value of the interest rate swap agreement, offset by the interest expense benefit, and restructuring charges, income (loss) before income taxes decreased $58.8 million, or 59.1%, to $40.7 million in 2001 compared to 2000.

        Net Income (Loss).    Net income (loss) decreased $40.7 million, or 114.6%, to a loss of $5.2 million in 2001 from income of $35.5 million in 2000 due to the fluctuations in revenues and expenses described above. Excluding the writedowns due to impairment of goodwill, intangibles and investments, net of related minority interest, the change in fair value of the interest rate swap agreement, offset by the interest expense benefit, and restructuring charges, net income (loss) decreased $36.4 million, or 61.1%, to $23.2 million in 2001 compared to 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Revenues.    The Company's total revenues increased $124.3 million, or 18.1%, to $811.7 million in 2000 from $687.4 million in 1999.

Global Services Revenue

Corporate Revenues

        Facilities management revenue, which represented 17.1% of the Company's total revenue in 2000, increased $40.4 million, or 40.8%, to $139.4 million in 2000 from $99.0 million in 1999. The revenue growth primarily resulted from (i) the Phoenix Acquisition in July 1999; (ii) the operations of Trammell Crow Savills; (iii) the addition of several new customers; and (iv) the expansion of services provided to existing customers. The Company added approximately 12 (net) new facilities management customers during 2000.

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

        Project management services revenue totaled $49.2 million in 2000 and represented 6.1% of the Company's total revenue in 2000. These revenues increased $21.7 million, or 78.9%, from $27.5 million in 1999. The revenue growth was due to the Phoenix Acquisition in July 1999, the addition of several new customers and the expansion of services provided to existing customers.

Institutional Revenues

        Property management revenue, which represented 20.2% of the Company's total revenue in 2000, increased $9.1 million, or 5.9%, to $164.5 million in 2000 from $155.4 million in 1999. The increase was primarily due to increases from the prior year in the total square feet under management and in the percentage of managed space represented by office product, which generates higher property management revenues per square foot than other product types.

        Brokerage revenue, which represented 18.5% of the Company's total revenue in 2000, increased $8.6 million, or 6.1%, to $150.0 million in 2000 from $141.4 million in 1999. While some of the Company's brokers may specialize in specific types of brokerage transactions, in many cases, a broker may facilitate transactions for all three types of brokerage activities (project leasing, investment sales and tenant representation). The revenue growth resulted from an increase in the number of brokerage transactions, fueled by an increase in the average number of brokers employed in 2000 as compared to those employed in 1999, coupled with an increased focus on larger transactions.

        Construction management revenues totaled $22.7 million in 2000 and represented 2.8% of the Company's total revenue in 2000. These revenues decreased $2.2 million, or 8.8%, from $24.9 million in 1999. Construction management revenues are generated from services including tenant finish coordination and space planning. Construction management revenues in 1999 included several large projects. There were no comparably sized projects in 2000.

Development and Investment Revenue

        Revenues from development and construction fees, which represented 11.5% of the Company's total revenue in 2000, increased $16.0 million, or 20.9%, to $92.4 million from $76.4 million in 1999. The majority of the increase is related to an increase in rental revenues from real estate properties held for sale as the number of such properties that were operational increased in 2000. Also, the increase is partially related to an increase in incentive-based development fees.

        Income from investments in unconsolidated subsidiaries totaled $5.9 million in 2000 and represented 0.7% of the Company's total revenue in 2000. These revenues decreased $17.4 million, or 74.7%, from $23.3 million in 1999. In 1999, $17.8 million of income from investments in unconsolidated subsidiaries resulted from the consolidation of an entity which accounts for its investment in an underlying entity using the equity method (i.e., as an unconsolidated subsidiary). The real estate owned by the unconsolidated subsidiary was sold in the third quarter of 1999, which resulted in the gain on sale being reflected in the consolidated financial statements as income from unconsolidated subsidiaries. The minority interest related to the consolidated entity was $15.4 million, resulting in a $2.4 million net impact on the Company's net income. There were no comparably sized transactions in 2000.

        Gain on disposition of real estate, which represented 5.1% of the Company's total revenue in 2000, increased $8.6 million, or 25.9%, to $41.8 million from $33.2 million in 1999. In 2000, the Company sold 48 real estate projects for an aggregate net sales price of $211.6 million, resulting in an aggregate gain on disposition of $41.8 million. In 1999, the Company sold 35 real estate projects for an aggregate net sales price of $159.3 million, resulting in an aggregate gain on disposition of $33.4 million.

        Costs and Expenses.    The Company's costs and expenses increased $154.7 million, or 25.9%, to $752.5 million in 2000 from $597.8 million in 1999. In December 2000, the Company recorded a $25.3 million writedown due to impairment of goodwill and related intangibles recorded in connection with the Doppelt Acquisition. Also, in December 2000, the Company recorded a $15.0 million writedown to reflect impairment in the value of e-commerce investments made in late 1999 and earlier in 2000, consistent with the decrease in value of companies in this sector generally in the latter part of 2000. See "Impairment of Goodwill and Other Intangibles" and "Impairment of E-Commerce Investments" above for further discussion. Excluding the effects of these writedowns, the Company's costs and expenses increased $114.4 million, or 19.1%, to $712.2 million in 2000 compared to 1999.

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

        Depreciation and amortization increased $6.6 million, or 37.7%, to $24.1 million in 2000 from $17.5 million in 1999. The increase in depreciation and amortization is primarily related to depreciation expense on information systems-related assets accounted for as capital leases, amortization related to the Phoenix Acquisition and amortization of transition costs incurred in connection with certain outsourcing contracts.

        Interest expense increased $7.4 million, or 77.9%, to $16.9 million in 2000 from $9.5 million in 1999. The increase in interest expense is attributable to an increase in the number of real estate properties held for sale that have become operational (under GAAP, once a property is operational, interest is expensed rather than capitalized as it is during the construction period) and increased interest expense related to the Company's revolving line of credit resulting from higher interest rates and higher average outstanding balances.

        Minority interest decreased $13.7 million, or 73.7%, to $4.9 million in 2000 from $18.6 million in 1999. The decrease is primarily due to minority interest of approximately $15.4 million in the third quarter of 1999 related to the transaction described above in the discussion of income from investments in unconsolidated subsidiaries in the Development and Investment segment.

        Income (Loss) Before Income Taxes.    The Company's income (loss) before income taxes decreased $30.5 million, or 34.0%, to $59.1 million in 2000 from $89.6 million in 1999, due to the fluctuations in revenue and expenses described above. Excluding the writedowns, income before income taxes increased $9.9 million, or 11.0%, to $99.5 million in 2000 compared to 1999.

        Net Income (Loss).    Net income (loss) decreased $18.9 million, or 34.7%, to $35.5 million in 2000 from $54.4 million in 1999, due to the fluctuations in revenues and expenses described above. Excluding the writedowns, net income increased $5.2 million, or 9.6%, to $59.6 million in 2000 compared to 1999.

Quarterly Results of Operations and Seasonality

        The following table presents unaudited quarterly results of operations data for the Company for each of the eight quarters in 2001 and 2000. This quarterly information is unaudited but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period. Revenues and net income (before non-recurring items such as writedowns, change in fair value of interest rate swap agreement and restructuring charges) during the fourth fiscal quarter historically have been somewhat greater than in each of the first three fiscal quarters, primarily because the Company's clients have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

	Quarter Ended
	March 31		June 30		September 30		December 31
	(in thousands)
2001:
Revenues	$174,491		$193,479		$183,040		$219,438
Income (loss) before income taxes	33	(1)	7,172	(2)	6,372	(3)	(19,714)(4)
Net income (loss)	20	(1)	4,265	(2)	3,784	(3)	(13,280)(4)
2000:
Revenues	$163,244		$186,090	(5)	$202,757		$259,578
Income before income taxes	6,169		13,990		27,595		11,381	(6)
Net income	3,700		8,393		16,635		6,726	(6)

(1)
Income (loss) before income taxes and net income (loss) for the first quarter of 2001 reflect the impact of $0.3 million of restructuring charges. Without the effect of this non-recurring charge, income before income taxes and net income would have been $0.3 million and $0.2 million, respectively, for the quarter ended March 31, 2001.

(2)
Income (loss) before income taxes and net income (loss) for the second quarter of 2001 reflect the impact of $0.7 million of restructuring charges and $0.4 million related to the change in fair value of the Company's interest rate swap agreement. Without the effect of these non-recurring charges, income before income taxes and net income would have been $8.3 million and $5.0 million, respectively, for the quarter ended June 30, 2001.

(3)
Income (loss) before income taxes and net income (loss) for the third quarter of 2001 reflect the impact of $3.5 million of restructuring charges and $3.5 million related to the change in fair value of the Company's interest rate swap agreement. Without the effects of these non-recurring charges, income before income taxes and net income would have been $13.9 million and $7.9 million, respectively, for the quarter ended September 30, 2001.

(4)
Income (loss) before income taxes and net income (loss) for the fourth quarter of 2001 reflect the impact of non-recurring charges totaling $34.0 million due to impairment of goodwill, intangibles and investments, offset by $2.3 million of related minority interest, $6.5 million of restructuring charges, and $0.9 million related to the change in fair value of the Company's interest rate swap agreement, with an offsetting benefit to interest expense of $0.6 million. Without the effects of these non-recurring charges, income before income taxes and net income would have been $18.8 million and $10.2 million, respectively, for the quarter ended December 31, 2001.

(5)
Certain revenues for the period ended June 30, 2000, have been reclassified to conform to the presentation for the quarter and year ended December 31, 2000. As a result, revenues differ from the amounts reported in the Company's Quarterly Report on Form 10-Q for June 30, 2000. These reclassifications do not impact net income.

(6)
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

        The Company instituted a new bonus plan effective January 1, 2001. Under the new bonus plan, a substantial majority of employee bonuses are paid from a pool, the size of which is determined by the Company's pre-bonus income before income taxes. Consistent with the new plan, the portion of subject bonuses accrued each quarter is based on the percentage of targeted pre-bonus income before income taxes achieved in that quarter. In 2000 and prior years, there was no such company-wide bonus plan overlay; as a result, in prior years, estimated annual incentive bonuses were generally accrued evenly throughout the year. The new bonus plan benefited income (loss) before income taxes by approximately $8.2 million, $6.0 million, $3.5 million and $1.6 million in the first, second, third and fourth quarters of 2001, respectively.

        In the quarter ended December 31, 2000, the Company recorded approximately $3.7 million less bonus expense than the average of the bonus expense recorded for each of the previous three quarters of 2000. Bonus expense for the full year 2000 reflects the actual expected bonus payments based on the level of achievement of financial targets as set forth in the Company's compensation plans for certain management level personnel.

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

        Net cash provided by operating activities totaled $32.2 million for the year ended December 31, 2001, compared to net cash provided by operating activities of $41.0 million in 2000. This change is primarily due to an increase in cash used for development activity (real estate held for sale, net of related borrowings) of $6.7 million in 2001 compared to net cash provided by development activity of $0.3 million in 2000. In addition, cash generated from operations decreased slightly from $40.7 million in 2000 to $38.9 million in 2001. Net cash provided by operating activities totaled $41.0 million for the year ended December 31, 2000, compared to net cash used by operating activities of $1.7 million in 1999. This change is primarily due to an increase in cash provided by development activity (real estate held for sale, net of related borrowings) to $0.3 million in 2000 compared to net cash used for development activity of $52.2 million in 1999. In addition, cash generated from operations decreased from $50.6 million in 1999 to $40.7 million in 2000.

        Net cash used by investing activities totaled $11.7 million for the year ended December 31, 2001, compared to $46.1 million for 2000. This change is primarily due to an increase in cash provided from investments in unconsolidated subsidiaries, net of contributions, of $1.1 million in 2001 compared to cash used for investments in unconsolidated subsidiaries, net of distributions, of $26.3 million in 2000, of which $21.3 million was attributable to the Company's investment in Savills in 2000. In addition, there was a decrease in expenditures related to acquisitions of other real estate service companies to $1.5 million in 2001 from $8.0 million in 2000. Expenditures related to acquisitions of other real estate service companies in 2000 include payments for the shares of Trammell Crow Savills and earnout payments relating to acquisitions made in 1998 and 1999, while 2001 includes only earnout payments relating to two acquisitions made in prior years. Net cash used by investing activities totaled $46.1 million for the year ended December 31, 2000, compared to $20.1 million for 1999. This change was primarily due to the Company's investment in Savills of $21.3 million in 2000.

        Net cash used by financing activities totaled $38.0 million for the year ended December 31, 2001, compared to net cash provided by financing activities of $13.2 million in 2000. This change is primarily due to payments, net of borrowings, in 2001 of $25.6 million under the Credit Facility (described below), compared to borrowings, net of payments of $13.0 million under the Credit Facility in 2000. The Company made distributions to minority interest holders, net of contributions, of $9.1 million in

2001 as compared to $0.7 million in 2000. In addition, the Company used $4.6 million in 2001 to repurchase common stock, compared to $0.6 million in 2000. The Company also received $5.1 million in 2001, compared to $3.1 million in 2000, from the exercise of stock options and issuance of common stock. Net cash provided by financing activities totaled $13.2 million for the year ended December 31, 2000, compared to net cash used in financing activities of $18.6 million in 1999. This change is primarily due to borrowings, net of payments, in 2000 of $13.0 million under the Credit Facility, compared to net payments of $20.0 million under the Credit Facility in 1999. The additional borrowings in 2000 were primarily used, along with available cash, for the Company's investments in Savills, Trammell Crow Savills and e-commerce-related companies. The Company made distributions to minority interest holders, net of contributions, of $0.7 million in 2000 as compared to contributions, net of distributions, of $5.5 million in 1999. The Company also received $3.1 million in 2000 from the exercise of stock options and issuance of common stock, compared to net cash used in 1999 for repurchase of common stock of $9.0 million, offset by proceeds from the exercise of stock options and issuance of common stock of $6.1 million.

        In December 2000, the Company obtained a $150.0 million revolving line of credit, which was subsequently amended in December 2001 to revise certain financial covenants, (the "Credit Facility") arranged by Bank of America, N.A., as the administrative agent (the "Administrative Agent"), which replaced the Company's prior revolving line of credit. Under the terms of the Credit Facility, the Company can obtain loans, which are Base Rate Loans, or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin, which ranges from 0% to 0.5% depending on the Company's leverage ratio. The base rate is the higher of the prime lending rate announced from time to time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.625% to 2.25%, depending upon the Company's leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets, restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. As it takes longer for the Company to dispose of real estate investments in a weaker economy, the current economic slowdown could adversely impact the Company's ability to comply with certain of the real estate-related financial covenants in the Company's Credit Facility, which could negatively impact the Company's borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company's EBITDA, as defined in the Credit Agreement, a decline in the Company's overall operations could adversely impact the Company's ability to comply with these financial covenants and, in turn, the Company's borrowing capacity. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

        The Credit Facility requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $50.0 million ensuring the net interest is fixed, capped or hedged. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period ending March 24, 2003 with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The weighted average receive rate for the interest rate swap agreement was 4.07% for the year ended December 31, 2001. The Company's participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes.

        The Company also has a $25.0 million discretionary line of credit (the "Discretionary Line") with Bank of America, N.A. Each loan obtained by the Company under the Discretionary Line matures in five business days, but no later than December 15, 2002, and bears interest at a rate agreed upon between the Company and the bank. Borrowings under the Discretionary Line are unsecured and limit borrowings under the Credit Facility.

        At December 31, 2001, the Company had outstanding borrowings of $43.0 million under the Credit Facility and $6.5 million under the Discretionary Line. The Company's unused borrowing capacity (taking into account letters of credit outstanding of $22.8 million and limitations from borrowings under the Discretionary Line) under the Credit Facility was $77.7 million at December 31, 2001. At March 15, 2002, outstanding borrowings under both the Credit Facility and the Discretionary Line totaled $55.0 million, a net increase in borrowings of $5.5 million since December 31, 2001. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

        The Company has various contractual obligations that could impact its liquidity as summarized below:

Contractual Obligations	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$54,167	$11,167	$43,000	$—	$—
Capital lease obligations	7,846	4,689	3,157	—	—
Operating leases	74,080	20,226	38,700	6,243	8,911
Notes payable on real estate held for sale (recourse)(1)	48,920	48,920	—	—	—
Notes payable on real estate held for sale (nonrecourse)	109,306	109,306	—	—	—
Other obligations	11,751	11,214	537	—	—

Total Contractual Obligations	$306,070	$205,522	$85,394	$6,243	$8,911

Other Commitments	Amount of Commitments Expiration
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$16,950	$10,013	$6,937	$—	$—
Guarantees(2)	102,716	91,144	9,562	2,010	—
Capital commitments	9,435	9,435	—	—	—

Total Commitments	$129,101	$110,592	$16,499	$2,010	$—

(1)
With respect to two of the projects for which the Company has recourse obligations (totaling $26.7 million at December 31, 2001), the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related note payable upon completion of the project or has long-term leases with or guaranteed by investment grade companies.

(2)
With respect to three of the projects to which these guarantees relate (totaling $73.0 million at December 31, 2001), the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related note payable upon completion of the project or has long-term leases with or guaranteed by investment grade companies. In addition, with respect to another project to which these guarantees relate (totaling $12.5 million at December 31, 2001), the Company has been indemnified by the outside partner in the project for $6.3 million of the guarantee.

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

        In May 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The repurchase program authorized the repurchase of up to $15.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through December 31, 2001, the Company had repurchased 459,500 shares at an average cost of $10.11 per share with funds generated from operations and existing cash. The Company placed the repurchased shares in treasury. The Company intends to reissue such shares in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's long-term incentive plan and other equity-based incentive plans, as well as for other corporate purposes.

Investments in Unconsolidated Subsidiaries

        As part of its real estate development activities, the Company has numerous investments in unconsolidated subsidiaries, generally with unrelated parties. Since the Company does not control these subsidiaries, it accounts for its investment using the equity method or the cost method. These underlying entities typically own real estate investments and carry debt related to the financing of such real estate. Because these subsidiaries are unconsolidated, the subsidiaries' real estate investments and related debt are not included in the Company's consolidated balance sheet; the Company's consolidated balance sheet instead captures the Company's investments in the subsidiaries. In some cases, the Company has guaranteed repayment of the debt of such entities and therefore would be required to repay the guaranteed portion of debt if the underlying entity defaults on its obligation.

        One of the real estate investments in which the Company has an interest but not control is Realty Holdings, Inc. ("RHI"), a corporation that was formed to invest in real estate partnerships. The Company invested $100,000 in exchange for all of the 500 shares of non-voting preferred stock of RHI. Eleven individuals collectively own the 990 shares of outstanding common stock of RHI (with each individual investing $1,000). All of these individuals are current or former executives of the Company. These executives' ownership of common stock of RHI is not contingent on continued employment with the Company. However, a majority of the stockholders of RHI may cause RHI to purchase any other stockholder's shares of RHI at any time for any reason. RHI also has a right of first refusal to purchase the shares of a common stockholder if such stockholder wishes to sell his shares and has a bona fide written offer from a third party. RHI is controlled by its Board of Directors, which is elected by the common stockholders. Each of the three directors is an officer of the Company, but none is a stockholder of RHI. Since its inception in 2000, RHI has invested in five single-purpose real estate partnerships as a 0.5% or 1.0% general partner, with wholly owned subsidiaries of the Company as 99.5% or 99.0% limited partners. RHI and the Company each had minimal investments in such subsidiaries since the underlying real estate projects were 100% financed with third-party debt. At December 31, 2001, the Company had guaranteed repayment of $47.9 million of debt of such entities. Subsequent to December 31, 2001, one of the underlying real estate projects was sold and the related debt ($26.1 million at December 31, 2001) was repaid and the related guarantee released. Because RHI only owns 0.5% or 1.0% of the underlying entities which own the real estate projects, the Company expects that RHI's share of profits from the sale of such projects will be minimal and, accordingly, the investment profits that could be earned by the Company's executives from their investments in RHI would be immaterial, particularly in comparison with their total compensation from the Company.

        In addition, RHI has a 0.5% general partner interest in Trammell Crow Investment Fund IV, L.P. ("Fund IV"), a discretionary development and investment fund in which the Company holds a 37% limited partner interest, with the remaining limited partner interests held by unrelated parties. Fund IV typically invests in single-purpose real estate entities. The Company's investment in Fund IV, net of its share of losses of $0.3 million, totaled $5.1 million at December 31, 2001, and the Company has a commitment to fund its share of additional capital requirements, upon request of the general partner, up to a maximum of $14.8 million (including the $5.4 million already contributed). The Company has guaranteed repayment of $0.9 million of debt of a Fund IV investment.

        RHI has controlling interests in each of the entities in which it invests. The Company accounts for its limited partner interests in such entities using the equity method since it does not have control and, accordingly, records its share of profits and losses of such underlying entities as income (loss) from unconsolidated subsidiaries. At December 31, 2001, RHI owned general partner interests in three real estate entities, plus its interest in Fund IV.

        The Company has agreements to provide development and brokerage services to the entities in which RHI and Fund IV have invested, as well as office and administrative services to RHI, under terms that the Company believes are consistent with the terms in similar agreements with unrelated parties.

Effects of Inflation

        The Company does not believe that inflation has had a significant impact on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Forward-Looking Statements

        Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation statements containing the words "believe," "anticipate," "expect," "envision," "project," "budget," "target," "should," "foresee," and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to:

  •
  the timing of individual transactions,

  •
  the ability of the Company to identify and implement cost reduction measures (including those undertaken in connection with the previously announced internal reorganization) and achieve economies of scale,

  •
  the ability of the Company to implement and manage effectively its e-commerce initiatives,

  •
  the ability of the Company to compete effectively in the international arena,

  •
  the ability of the Company to attract new corporate and institutional customers,

  •
  the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company's participation as a principal in real estate investments,

  •
  the Company's ability to continue to pursue its growth strategy,

  •
  the Company's ability to compete in highly competitive national and local business lines, and

  •
  the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. However, due to its purchase of an interest rate swap agreement, which the Company uses to hedge a portion, but not all, of its exposure to fluctuations in interest rate, the effects of interest rate changes are limited.

        If an increase or decrease in market interest rates of 100 basis points were to have occurred at December 31, 2001, the Company's total interest costs for 2002 would increase or decrease, and income before income taxes would decrease or increase accordingly, by approximately $0.6 million, including the effect of its interest rate swap agreement with a notional amount of $150.0 million, which expires March 24, 2003. The Company's sensitivity analysis is based on borrowings outstanding as of December 31, 2001. If the market interest rates for variable rate debt had been 100 basis points higher or lower in 2001, the Company's total interest costs would have increased or decreased accordingly, and income (loss) before income taxes would have decreased or increased accordingly, by approximately $0.9 million, after considering the effects of the interest rate swap agreements in effect during 2001. Interest costs include both interest that is expensed and interest that is capitalized as part of the cost of real estate held for sale. A portion of the interest relating to the Company's real estate debt ($158.2 million at December 31, 2001) is capitalized. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in a higher interest rate environment.

        The Company's earnings are somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Europe, Asia and Australia. At December 31, 2001, a uniform 5% strengthening or weakening in the value of the dollar relative to the currencies in which the Company's foreign operations are denominated would result in a decrease or increase accordingly in income before income taxes of $0.2 million for the year ending December 31, 2002. If, during the year ended December 31, 2001, a uniform 5% strengthening or weakening in the value of the dollar relative to the currencies in which the Company's foreign operations are denominated had occurred, it would have resulted in a decrease or increase accordingly in income (loss) before income taxes of $0.2 million. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar and are based on either the Company's actual 2001 or an estimate of 2002 income before income taxes from foreign operations. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes to its 2002 anticipated level of foreign operations or local currency prices.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the headings "Proposal One—Election of Class II Directors," "Directors," "Executive Officers" and "Section 16 Beneficial Ownership Reporting Compliance" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth under the heading "Executive Compensation" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the headings "Executive Compensation" and "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The financial statements filed as part of this Report at Item 8 are listed in the List of Financial Statements and Financial Statement Schedule on page F-2 of this Report.
(a)(2)	The financial statement schedule filed as part of this Report at Item 8 is listed in the List of Financial Statements and Financial Statement Schedule on page F-2 of this Report.
(a)(3)	The following documents are filed or incorporated by reference as exhibits to this Report:
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(5)	First Amendment to Bylaws of the Company
4.1(1)	Form of certificate for shares of Common Stock of the Company
10.1(6)	Amended and Restated Credit Agreement dated December 18, 2000 among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.1.1	First Amendment of Amended and Restated Credit Agreement dated December 31, 2001 among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.2(1)	Form of License Agreement among the Company and CFH
10.3	Form of Indemnification Agreement, with schedule of signatures
10.4(1)	Predecessor Company's 1997 Stock Option Plan
10.5(1)	Company's Long-Term Incentive Plan
10.5.1(2)	Amendment No. 1 to Long-Term Incentive Plan
10.6(1)	Company's 1995 Profit Sharing Plan
10.7(3)	Company's Employee Stock Purchase Plan
10.7.1(4)	First Amendment to the Company's Employee Stock Purchase Plan
10.7.2(6)	Second Amendment to the Company's Employee Stock Purchase Plan
10.7.3(7)	Third Amendment to the Company's Employee Stock Purchase Plan
10.8(1)	Form of Stockholders' Agreement among the Company, Crow Family Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney for J. McDonald Williams
24.2	Power of Attorney for William F. Concannon
24.3	Power of Attorney for James R. Erwin
24.4	Power of Attorney for Jeffrey M. Heller
24.5	Power of Attorney for Rowland T. Moriarity
24.6	Power of Attorney for Robert E. Sulentic
24.7	Power of Attorney for Curtis F. Feeny
24.8	Power of Attorney for Henry J. Faison
24.9	Power of Attorney for Arlin E. Gaffner
24.10	Power of Attorney for Rebecca A. McDonald
24.11	Power of Attorney for Derek R. McClain
24.12	Power of Attorney for H. Pryor Blackwell

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

  (7)
  Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

(b)
Reports on Form 8-K

  During the last quarter of the Company's fiscal year ended December 31, 2001, no reports on Form 8-K were filed with the Securities and Exchange Commission by the Company.

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

TRAMMELL CROW COMPANY
Date: March 29, 2002	By:	/s/ ROBERT E. SULENTIC Robert E. Sulentic President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT E. SULENTIC Robert E. Sulentic	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
* Derek R. McClain	Executive Vice President and Chief Financial Officer	March 29, 2002
* Arlin E. Gaffner	Executive Vice President and Chief Accounting Officer	March 29, 2002
* H. Pryor Blackwell	President, Development and Investment, and Director	March 29, 2002
* Curtis F. Feeny	Director	March 29, 2002
* Rebecca A. McDonald	Director	March 29, 2002
* J. McDonald Williams	Chairman of the Board and Director	March 29, 2002
* William F. Concannon	President, Global Services, and Director	March 29, 2002
* James R. Erwin	Director	March 29, 2002
* Jeffrey M. Heller	Director	March 29, 2002
* Rowland T. Moriarty	Director	March 29, 2002
* Henry J. Faison	Director	March 29, 2002

        Robert Sulentic, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

*By:	/s/ ROBERT E. SULENTIC
	Robert E. Sulentic Attorney-in-fact	March 29, 2002

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CERTAIN EXHIBITS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2001
TRAMMELL CROW COMPANY AND SUBSIDIARIES
DALLAS, TEXAS

FORM 10-K-ITEM 14(a)(1) and (2)

TRAMMELL CROW COMPANY AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        The following consolidated financial statements of Trammell Crow Company and Subsidiaries for the year ended December 31, 2001, are included in Item 8:

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Trammell Crow Company

        We have audited the accompanying consolidated balance sheets of Trammell Crow Company and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trammell Crow Company and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      ERNST & YOUNG LLP

Dallas, Texas
February 20, 2002, except for
Note 21, as to which
the date is March 1, 2002

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2001	2000
	(in thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$38,059	$55,637
Accounts receivable, net of allowance for doubtful accounts of $5,123 in 2001 and $4,778 in 2000	160,639	151,069
Receivables from affiliates	4,999	4,306
Notes and other receivables	19,752	22,072
Deferred income taxes	3,182	2,219
Real estate held for sale	234,853	220,021
Other current assets	20,235	28,345

Total current assets	481,719	483,669
Furniture and equipment, net	33,790	35,200
Deferred income taxes	26,239	13,088
Investments in unconsolidated subsidiaries	55,084	55,603
Goodwill, net	74,230	100,440
Other assets	28,083	38,434

	$699,145	$726,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$37,875	$44,114
Accrued expenses	108,616	101,157
Payables to affiliates	1,609	1,891
Income taxes payable	2,973	3,592
Current portion of long-term debt	11,167	1,377
Current portion of capital lease obligations	4,689	5,219
Notes payable on real estate held for sale	158,226	148,098
Other current liabilities	11,214	6,808

Total current liabilities	336,369	312,256
Long-term debt, less current portion	43,000	75,105
Capital lease obligations, less current portion	3,157	6,541
Other liabilities	537	572

Total liabilities	383,063	394,474
Minority interest	29,959	41,001
Stockholders' equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 35,879,515 shares issued and 35,584,423 shares outstanding in 2001, and 35,850,308 shares issued and 35,349,572 shares outstanding in 2000	359	358
Paid-in capital	176,354	176,374
Retained earnings	115,084	123,207
Accumulated other comprehensive loss	(1,331)	(366)
Less: Treasury stock	(2,951)	(5,841)
Unearned stock compensation, net	(1,392)	(2,773)

Total stockholders' equity	286,123	290,959

	$699,145	$726,434

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2001	2000	1999
	(in thousands, except share and per share data)
REVENUES
Global Services:
Corporate:
Facilities management	$186,391	$139,435	$99,008
Corporate advisory services	114,641	142,850	104,058
Project management services	51,987	49,223	27,492

	353,019	331,508	230,558
Institutional:
Property management	173,558	164,521	155,425
Brokerage	119,472	150,001	141,356
Construction management	13,082	22,672	24,860

	306,112	337,194	321,641
Income from investments in unconsolidated subsidiaries	951	1,147	—
Other	674	555	886

	660,756	670,404	553,085
Development and Investment:
Development and construction fees	77,482	92,360	76,376
Income from investments in unconsolidated subsidiaries	7,386	5,918	23,338
Gain on disposition of real estate	23,902	41,804	33,246
Other	922	1,183	1,398

	109,692	141,265	134,358

	770,448	811,669	687,443
COSTS AND EXPENSES
Salaries, wages and benefits	473,440	434,379	356,849
Commissions	94,655	119,702	97,838
General and administrative	117,696	112,184	97,530
Depreciation	15,811	12,544	8,431
Amortization	12,019	11,578	9,112
Interest	15,057	16,947	9,507
Minority interest	(1,898)	4,853	18,579
Writedowns due to impairment of goodwill, intangibles and investments	34,044	40,347	—
Change in fair value of interest rate swap agreement	4,809	—	—
Restructuring charges	10,952	—	—

	776,585	752,534	597,846

Income (loss) before income taxes	(6,137)	59,135	89,597
Income tax expense (benefit)	(926)	23,681	35,154

Net income (loss)	$(5,211)	$35,454	$54,443

Earnings (loss) per share:
Basic	$(0.15)	$1.02	$1.56

Diluted	$(0.15)	$0.98	$1.50

Weighted average common shares outstanding:
Basic	35,356,710	34,851,738	34,991,707
Diluted	35,356,710	36,147,744	36,411,063

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2001, 2000 and 1999

(in thousands, except share data)

	Common Shares					Accumulated Other Comprehensive Income (Loss)
			Common Stock Par Value	Paid-In Capital	Retained Earnings		Treasury Stock	Stockholder Loans	Unearned Stock Compensation
	Issued	Treasury								Total
Balance at January 1, 1999	34,477,825	1,587	$345	$160,733	$33,717	$—	$—	$(904)	$(1,879)	$192,012
Net income	—	—	—	—	54,443	—	—	—	—	54,443
Issuance of restricted stock	128,347	(3,174)	1	2,226	—	—	—	—	(2,227)	—
Forfeiture of restricted stock	—	22,412	—	(162)	—	—	(315)	—	272	(205)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	—	1,786	1,786
Issuance of common stock	975,448	—	10	11,848	—	—	—	—	—	11,858
Stock repurchase	—	780,900	—	—	—	—	(9,048)	—	—	(9,048)
Collection of stockholder loans	—	—	—	—	—	—	—	806	—	806

Balance at December 31, 1999	35,581,620	801,725	356	174,645	88,160	—	(9,363)	(98)	(2,048)	251,652
Net income	—	—	—	—	35,454	—	—	—	—	35,454
Issuance of restricted stock	—	(219,053)	—	11	(49)	—	2,555	—	(2,517)	—
Forfeiture of restricted stock	—	10,261	—	(110)	—	—	(123)	—	84	(149)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	—	1,708	1,708
Issuance of common stock	268,688	(141,997)	2	1,828	(358)	—	1,656	—	—	3,128
Stock repurchase	—	49,800	—	—	—	—	(566)	—	—	(566)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(366)	—	—	—	(366)
Collection of stockholder loans	—	—	—	—	—	—	—	98	—	98

Balance at December 31, 2000	35,850,308	500,736	358	176,374	123,207	(366)	(5,841)	—	(2,773)	290,959
Net loss	—	—	—	—	(5,211)	—	—	—	—	(5,211)
Issuance of restricted stock	—	(7,562)	—	—	(2)	—	88	—	(86)	—
Forfeiture of restricted stock	—	39,992	—	(132)	—	—	(410)	—	275	(267)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	—	1,192	1,192
Issuance of common stock	29,207	(697,574)	1	112	(2,910)	—	7,856	—	—	5,059
Stock repurchase	—	459,500	—	—	—	—	(4,644)	—	—	(4,644)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,094)	—	—	—	(1,094)
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	129	—	—	—	129

Balance at December 31, 2001	35,879,515	295,092	$359	$176,354	$115,084	$(1,331)	$(2,951)	$—	$(1,392)	$286,123

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2001	2000	1999
	(in thousands)
Operating activities
Cash flows from earnings:
Net income (loss)	$(5,211)	$35,454	$54,443
Reconciliation of net income (loss) to net cash provided by earnings:
Depreciation	15,811	12,544	8,431
Amortization	12,019	11,578	9,112
Amortization of employment contracts and unearned compensation	2,880	4,279	3,297
Expense for stock issued to vendors	—	—	172
Bad debt expense	4,359	3,700	2,708
Writedowns due to impairment of goodwill, intangibles and investments	34,044	40,347	—
Minority interest	(1,898)	4,853	18,579
Deferred income tax provision (benefit)	(13,482)	(6,412)	4,643
Change in fair value of interest rate swap agreement	4,809	—	—
Income from investments in unconsolidated subsidiaries	(8,337)	(7,065)	(23,338)

Net cash provided by earnings	44,994	99,278	78,047
Cash flows from changes in working capital, net of acquisitions:
Accounts receivable	(13,900)	(32,143)	(37,474)
Receivables from affiliates	(693)	(973)	(458)
Notes receivable and other assets	7,018	(35,207)	(19,183)
Real estate held for sale	(13,014)	(57,142)	(145,159)
Notes payable on real estate held for sale	6,288	57,418	92,915
Accounts payable and accrued expenses	2,787	9,109	20,136
Payables to affiliates	(282)	1,161	(396)
Income taxes payable	(619)	(3,343)	7,711
Other liabilities	(392)	2,843	2,186

Net cash flows from changes in working capital	(12,807)	(58,277)	(79,722)

Net cash provided by (used in) operating activities	32,187	41,001	(1,675)

Investing activities
Expenditures for furniture and equipment	(11,339)	(11,700)	(14,257)
Acquisitions of real estate service companies	(1,548)	(8,027)	(14,708)
Investments in unconsolidated subsidiaries	(15,302)	(38,032)	(12,299)
Distributions from unconsolidated subsidiaries	16,444	11,663	21,120

Net cash used in investing activities	(11,745)	(46,096)	(20,144)

Financing activities
Principal payments on long-term debt and capital lease obligations	(389,730)	(201,576)	(57,290)
Proceeds from long-term debt	360,439	212,806	35,379
Contributions from minority interest	5,365	8,319	19,134
Distributions to minority interest	(14,509)	(9,005)	(13,676)
Purchase of common stock	(4,644)	(566)	(9,048)
Proceeds from exercise of stock options	1,252	462	1,477
Proceeds from issuance of common stock	3,807	2,666	4,619
Collections of stockholder loans	—	98	806

Net cash provided by (used in) financing activities	(38,020)	13,204	(18,599)

Net increase (decrease) in cash and cash equivalents	(17,578)	8,109	(40,418)
Cash and cash equivalents, beginning of year	55,637	47,528	87,946

Cash and cash equivalents, end of year	$38,059	$55,637	$47,528

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31
	2001	2000	1999
	(in thousands)
Net income (loss)	$(5,211)	$35,454	$54,443
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $700 in 2001 and $224 in 2000	(1,094)	(366)	—
Change in fair value of interest rate swap agreement, net of tax of $(88)	129	—	—

Comprehensive income (loss)	$(6,176)	$35,088	$54,443

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

(in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies

  Organization

        Trammell Crow Company, a Delaware corporation (the "Company"), provides commercial real estate services primarily in the United States. The Company reorganized certain elements of its business effective January 1, 2001. Consequently, the Institutional and Corporate segments reported in 2000 have been reorganized into the Global Services segment and the Development and Investment segment in 2001. Within the Global Services segment, the Company delivers property and facilities management, brokerage and corporate advisory, and project and construction management services for both corporate customers and institutional customers. All of the Company's real estate development, capital markets and investment activities are conducted through the Development and Investment segment. In addition, through December 31, 2001, the Company continued to report e-commerce activities, including related overhead, in a third segment.

        Within the Global Services segment, with approximately 6,900 employees, the Company provides institutional customers (investors who typically do not occupy the properties) with services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. In addition, corporate customers (typically the primary occupants of commercial properties) are provided with comprehensive day-to-day occupancy-related services, including administration, maintenance and repair of facilities, office services (such as security, reprographics, mail, cafeteria, shipping and receiving, and reception services) and call center services (including work-order, dispatch, vendor management, and emergency response) which are provided 24 hours a day through the Company's centralized call center. The brokerage services provided to institutional customers include project leasing (leasing space) and investment sales (buying and selling land or income-producing properties). The corporate advisory services business consists of services provided to corporate customers, such as tenant representation, acquisition and disposition, portfolio management, lease administration, and lease portfolio audits. The Company's project and construction management services include space planning, construction, site consolidations, workspace moves, and management of furniture, signage, and cabling requirements. From a domestic geographic perspective, the Global Services group is organized into 14 different customer-centric "mega-markets," many of which are multi-city.

        Within the Development and Investment segment, encompassing approximately 200 employees, the Company provides development and investment services, both those performed on behalf of institutional and corporate customers on a fee basis, and those pursuant to which the Company takes an ownership position. The Company provides comprehensive project development and construction services and acquires and disposes of commercial real estate projects. The Company's development services include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination.

        The Company's activities related to e-commerce, including related overhead, are captured in the E-Commerce segment. The E-Commerce segment also includes the Company's investments in e-commerce-related companies. In 2000, the Company entered into an alliance with other leading real estate service companies to develop e-commerce initiatives that leverage the collective experience and delivery capabilities of the alliance members to benefit their customers. The alliance and its members have invested in SiteStuff, Inc., a company that offers on-line procurement of products and services geared toward the management of real estate properties, and invested in a web-based transaction platform, including an Internet listing site for properties available for sale or lease. The Company has participated in these initiatives primarily to gain efficiency, and thereby reduce costs, in other parts of its business and to be more competitive with other real estate service providers in its services businesses. Effective January 1, 2002, the Company transferred operational responsibility for its e-commerce initiatives to management of the Global Services group, as it views these initiatives as integral parts of its service platform, not as separate businesses. The Company will continue to pursue e-commerce initiatives that are capable of integration with its services platform, and only those which it believes will benefit or directly advantage its services business. Accordingly, the Company will begin to report its e-commerce activities within its Global Services segment in 2002.

  Consolidation

        The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other subsidiaries over which the Company has control. Intercompany accounts and transactions have been eliminated. The Company's investments in subsidiaries (including subsidiaries where the Company has less than 20% ownership) in which it has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for on the equity method. Accordingly, the Company's share of the earnings or losses of these equity basis subsidiaries is included in consolidated net income (loss). Investments in other subsidiaries are carried at cost. These unconsolidated subsidiaries primarily own or invest in real estate development projects.

  Revenue Recognition

        The Company recognizes fees from property management and facilities management over the terms of the respective management contracts. Most of the property management contracts are cancelable at will or with 30 days' notice. The terms of the facilities management contracts generally range from three to five years. Also, the Company earns incentive fees for property management and facilities management services based on various quantitative and/or qualitative criteria specified in the management agreement. These fees are recognized when quantitative criteria have been met or, for those incentive fees based on qualitative criteria, upon approval of the fee by the customer. Brokerage service revenue and the related expense relating to leasing services and tenant representation are generally recognized half upon the execution of a lease contract and the remainder upon tenant occupancy. Investment sales brokerage revenue is recognized upon closing. Development services and project management services include fees from development and construction management projects and net construction revenues, which are gross construction revenues net of subcontract costs. For projects exceeding three months, fees are recognized using the percentage-of-completion method based on costs incurred as a percentage of total expected costs. For contracts under three months, fees are recognized upon completion of the contract. Gross construction services revenues totaled $115,977, $154,209 and $131,953 and subcontract costs totaled $96,533, $130,024 and $108,343 in 2001, 2000 and 1999, respectively. The Company also earns incentive development fees by reaching specified leasing or budget targets, as defined in the development services agreement. The Company recognizes such fees when the specified target is attained. The Company records reimbursement revenue for various employee related costs in accordance with its contracts with customers. Reimbursement revenue is recognized when the underlying reimbursable costs are incurred.

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

  Earnings Per Share

        The weighted-average common shares outstanding used to calculate diluted earnings per share excludes the dilutive effect of options for 2001, as their inclusion would have been antidilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share for 2000 and 1999 include the dilutive effect of options to purchase 1,296,006 and 1,419,356 shares of common stock, respectively.

  Concentration of Credit Risk

        The Company provides services to owners and users of real estate assets primarily in the United States. The Company performs credit evaluations of its customers and generally does not require collateral. The risk associated with this concentration is limited because of the large number of customers and their geographic dispersion.

  Long-Lived Assets

        Real estate held for sale is recorded at the lower of cost or estimated net realizable value. If an asset's net realizable value, based on discounted future cash flows or market comparisons, is less than its carrying amount, an allowance is recorded against the asset. Other long-lived assets are evaluated when indicators of impairment are present and losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

  Goodwill

        Goodwill reflects the excess of purchase price over the fair value of net assets purchased. Goodwill is amortized on a straight-line basis over 20 to 30 years. Accumulated amortization of goodwill was $9,940 and $8,565 at December 31, 2001 and 2000, respectively. The carrying amount of goodwill is reviewed if indicators of impairment are present and suggest that goodwill may be impaired. This review is based on the estimated undiscounted cash flows of the Company's operations at the lowest level for which there are identifiable cash flows. If this review indicates impairment, the goodwill is adjusted to its fair value through a charge to operations. See Note 13 for discussion of impairment losses recognized in 2001 and 2000. No impairment losses were identified in 1999.

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("FAS 141/142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The new rules require the Company to identify its reporting units, and annually compare the fair value of each reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a writedown of goodwill is to be recognized. Other intangible assets will continue to be amortized over their useful lives.

        The Company has adopted these new statements effective January 1, 2002. Based on the goodwill recorded at December 31, 2001, application of the nonamortization provisions of the new rules would be expected to result in an increase to 2002 net income of $2,192 ($0.06 per share). The Company has identified its reporting units for purposes of these statements to mirror two of its segments, Global Services and Development and Investment, as each segment's underlying business units have similar long-term economic characteristics and service deliveries. At December 31, 2001, all of the Company's goodwill in the amount of $74,230 is attributable to its Global Services segment. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Thereafter, the Company intends to perform its annual impairment tests during the fourth quarter of each year.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 as of January 1, 2002, and does not expect a significant impact on the Company's financial position and results of operations as a result of the adoption.

  Reclassifications

        As described above under "Organization", two of the Company's reportable segments, Corporate and Institutional, were reorganized into the Global Services segment and the Development and Investment segment in 2001. Therefore, revenues for the years ended December 31, 2000 and 1999, have been reclassified to conform to the presentation for 2001. As a result, revenue items for 2000 and 1999 differ from the amounts reported in previously filed documents. The reclassifications did not impact net income.

2. Real Estate Held for Sale

        The Company provides build-to-suit services for its customers and also develops or purchases projects which it intends to sell to institutional investors upon project completion or redevelopment. Therefore, the Company has ownership of real estate until such projects are sold. Real estate held for sale is carried at the lower of cost or net realizable value (fair value less selling expenses) and is included in the Development and Investment segment. (see Note 19). At December 31, real estate held for sale consists of the following:

	2001	2000
Land	$135,084	$110,986
Buildings and improvements, net of allowance for net realizable value of $420 in 2001 and $0 in 2000	99,769	109,035

	$234,853	$220,021

        The estimated costs to complete the 49 projects under construction at December 31, 2001, total $99,722. These projects are generally expected to be sold within one year of completion. At December 31, 2001, the Company had commitments for the sale of 11 of the projects. Gains are recognized upon sale of the project in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate.

        Rental revenues (which are included in development and construction fees revenue) and net income relating to real estate held for sale were $16,994 and $2,670, respectively, in 2001, $16,825 and $1,024, respectively, in 2000 and $7,796 and $47, respectively, in 1999.

3. Furniture and Equipment

        Furniture and equipment consist of the following at December 31:

	2001	2000
Owned assets, at cost	$63,153	$52,027
Less: Accumulated depreciation on owned assets	(38,309)	(28,799)

	24,844	23,228
Assets under capital leases	22,255	20,706
Less: Accumulated amortization on assets under capital leases	(13,309)	(8,734)

	8,946	11,972

Furniture and equipment, net	$33,790	$35,200

4. Investments in Unconsolidated Subsidiaries

        Investment in unconsolidated subsidiaries consist of the following at December 31:

	2001	2000
Real estate development	$32,918	$29,443
Other	22,166	26,160

	$55,084	$55,603

        As part of its real estate development activities, the Company has numerous investments in unconsolidated subsidiaries, generally with unrelated parties. Since the Company does not control these subsidiaries, it accounts for its investment using the equity method or the cost method. These underlying entities typically own real estate investments and carry debt related to the financing of such real estate.

        One of the real estate investments in which the Company has an interest but not control is Realty Holdings, Inc. ("RHI"), a corporation that was formed to invest in real estate partnerships. The Company invested $100 in exchange for all of the 500 shares of non-voting preferred stock of RHI. Eleven individuals collectively own the 990 shares of outstanding common stock of RHI (with each individual investing $1). All of these individuals are current or former executives of the Company. These executives' ownership of common stock of RHI is not contingent on continued employment with the Company. However, a majority of the stockholders of RHI may cause RHI to purchase any other stockholder's shares of RHI at any time for any reason. RHI also has a right of first refusal to purchase the shares of a common stockholder if such stockholder wishes to sell his shares and has a bona fide written offer from a third party. RHI is controlled by its Board of Directors, which is elected by the common stockholders. Each of the three directors is an officer of the Company, but none is a stockholder of RHI. Since its inception in 2000, RHI has invested in five single-purpose real estate projects as a 0.5% or 1.0% general partner, with wholly owned subsidiaries of the Company as 99.5% or 99.0% limited partners. RHI and the Company each have minimal investments in such subsidiaries since the underlying real estate projects were 100% financed with third-party debt.

        In addition, RHI has a 0.5% general partner interest in Trammell Crow Investment Fund IV, L.P. ("Fund IV"), a discretionary development and investment fund in which the Company holds a 37% limited partner interest, with the remaining limited partner interests held by unrelated parties. Fund IV typically invests in single-purpose real estate entities. The Company's investment in Fund IV, net of its share of losses of $250, totaled $5,115 at December 31, 2001.

        RHI has controlling interests in each of the entities in which it invests. The Company accounts for its limited partner interests in such entities using the equity method since it does not have control and, accordingly, records its share of profits and losses of such underlying entities as income (loss) from unconsolidated subsidiaries.

        On June 30, 2000, the Company purchased approximately 10% of the outstanding stock of Savills plc ("Savills"), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia, for approximately $21,000. The investment is classified as an "other" investment in the table above. The Company accounts for its interest in Savills on the equity method because it has significant influence over Savills due to the following factors: (i) the Company has the right to designate two members of Savills' board of directors (which has significant influence over the management of Savills), which is comparable to the rights of investors owning approximately 20% at the time the Company acquired the shares; and (ii) the Company has strategically significant commercial relationships with Savills, including through the jointly-owned Trammell Crow Savills Limited. The Company also has an option giving it the right to purchase from Savills the number of shares sufficient to increase its share ownership to 20% of the Savills shares then outstanding. This option is exercisable at any time during the period from June 30, 2003, through June 30, 2005, at 120% of the market price prevailing at the time of exercise. The difference between the carrying value of the investment and the amount of underlying equity in net assets at June 30, 2000, of $10,443 is being amortized over 20 years and the remaining unamortized balance is $9,251 at December 31, 2001. In accordance with adoption of FAS 141/142 effective January 1, 2002, this remaining balance will no longer be amortized, but will continue to be evaluated for impairment, as required. The Company's portion of Savills' undistributed earnings totals $2,158 at December 31, 2001, and is included in retained earnings. The aggregate market value of the investment at December 31, 2001, is $16,178.

        In 2001, 2000 and 1999, the Company made various investments in e-commerce-related companies. In December 2001 and December 2000, the Company recorded writedowns of $5,528 and $15,000, respectively, due to impairment in the value of these e-commerce investments. The impairment was triggered by: (i) the current status of the e-commerce industry (many technology companies have ceased operations, the availability of capital for e-commerce and internet companies has been dramatically reduced, and the Dow Jones Internet Index was down) and (ii) the financial status of the companies in which the Company has invested. In evaluating the extent of the impairment related to its e-commerce investments, the Company considered the following factors: (i) the 2001 and 2000 financial results of the investees versus their original business plans, (ii) the value of the investees based on current solicitations for additional financing, (iii) the investees' revised business plans and (iv) the investees' need for and limited availability of future funding.

        Summarized financial information for unconsolidated subsidiaries accounted for on the equity method is as follows:

	December 31
	2001	2000
Real Estate Development:
Real estate held for sale	$549,630	$504,629
Other assets	23,582	36,799

Total assets	$573,212	$541,428

Notes payable on real estate held for sale	$428,691	$344,868
Other liabilities	20,179	33,567
Equity	124,342	162,993

Total liabilities and equity	$573,212	$541,428

Other:
Current assets	$214,823	$210,623
Non-current assets	102,870	110,379

Total assets	$317,693	$321,002

Current liabilities	$112,062	$119,187
Non-current liabilities	62,305	63,609
Minority interest	2,587	2,300
Equity	140,739	135,906

Total liabilities and equity	$317,693	$321,002

Total:
Assets	$890,905	$862,430

Liabilities	$623,237	$561,231
Minority interest	2,587	2,300
Equity	265,081	298,899

Total liabilities and equity	$890,905	$862,430

	Year Ended December 31
	2001	2000	1999
Real Estate Development:
Total revenues	$88,070	$58,075	$67,248
Total expenses	80,634	43,582	19,152

Net income	$7,436	$14,493	$48,096

Other:
Total revenues	$373,772	$395,127	$24,300
Total expenses	361,341	369,670	23,368

Net income	$12,431	$25,457	$932

	Year Ended December 31
	2001	2000	1999
Total:
Total revenues	$461,842	$453,202	$91,548
Total expenses	441,975	413,252	42,520

Net income	$19,867	$39,950	$49,028

5. Accrued Expenses

        Accrued expenses consist of the following at December 31:

	2001	2000
Payroll and bonuses	$37,175	$38,422
Commissions	34,260	41,475
Deferred income	10,706	6,381
Development costs	4,570	2,724
Interest	1,998	1,155
Insurance	1,943	936
Restructuring charges (see Note 14)	6,826	—
Other	11,138	10,064

	$108,616	$101,157

6. Long-Term Debt and Capital Lease Obligations

        Long-term debt consists of the following at December 31:

	2001	2000
Borrowings under a $150,000 line of credit with a bank (the "$150,000 Line"); due December 2003, bearing interest at 1) the greater of prime or the Federal Funds Effective Rate plus 0.5% or 2) the Eurocurrency rate plus a margin ranging from 1.625% to 2.25% (weighted average borrowing rate of 5.79% at December 31, 2001); interest payable monthly	$43,000	$75,105
Borrowings under $25,000 discretionary line of credit with a bank (the "$25,000 Line"); each loan under the line matures in five business days, no later than December 15, 2002, bearing interest at a rate agreed upon between the Company and the bank (weighted average borrowing rate of 3.48% at December 31, 2001); interest payable at maturity of each loan	6,500	—
Other	4,667	1,377

Total long-term debt	54,167	76,482
Less current portion of long-term debt	11,167	1,377

	$43,000	$75,105

        The shares of certain subsidiaries of the Company, accounting for at least 80% of Adjusted Gross EBITDA, as defined in the $150,000 Line agreement, are pledged as security for the $150,000 Line. In December 2001, the Company amended the $150,000 Line agreement to revise certain financial covenants.

        The Company is subject to various covenants associated with the $150,000 Line, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year's net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. If certain financial ratios fall below a specified level, the Company will be required to make payments equal to cash flow until such time as the ratios reach the pre-established levels. At December 31, 2001, the Company is in compliance with all debt covenants.

        The covenants associated with the $150,000 Line and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the line of credit to an amount less than the $150,000 commitment. At December 31, 2001, the Company has $77,678 available (taking into account letters of credit outstanding of $22,822 and limitations from borrowings under the $25,000 Line) under its $150,000 Line.

        Under both the original and amended and restated $150,000 Line, the Company pays a quarterly fee equal to 0.25% of the unused commitments under the line. In addition, the $150,000 Line requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $50,000 ensuring the net interest is fixed (see Note 16).

        The Company's $25,000 Line is unsecured and borrowings under the $25,000 Line limit the borrowings under the $150,000 Line.

        Principal maturities of long-term debt at December 31, 2001 are as follows:

2002	$11,167
2003	43,000

$54,167

        The Company has obligations under capital leases, primarily for furniture and equipment, with maturity dates through 2005 and bearing interest at various rates ranging from 5.75% to 9.02% per annum at December 31, 2001. Capital lease obligations are secured by the underlying assets.

        Capital lease obligations consist of the following at December 31:

	2001	2000
Capital lease obligations	$7,846	$11,760
Less: Current portion of capital lease obligations	4,689	5,219

	$3,157	$6,541

        Future minimum payments under capital lease obligations at December 31, 2001, are as follows:

2002	$5,184
2003	2,911
2004	376
2005	20

Total minimum lease payments	8,491
Amount representing interest	(645)

Present value of net minimum lease payments	$7,846

7. Notes Payable on Real Estate Held for Sale

        The Company has loans secured by real estate held for sale (the majority of which are construction loans) totaling $158,226 and $148,098 as of December 31, 2001 and 2000, respectively. Interest rates on loans outstanding at December 31, 2001, range from 3.58% to 12.00%. Generally, interest only is payable on the real estate loans, with all unpaid principal and interest due at maturity. The unused commitments on real estate loans total $18,426 at December 31, 2001. All real estate loans have been classified as current liabilities on the balance sheet since the loans are expected to be repaid as the related projects are sold and projects are generally expected to be sold within one year of completion (see Note 2).

        Three of the loans totaling $2,932 at December 31, 2001, and five of the loans totaling $3,236 at December 31, 2000 were drawn under a $30,000 master construction loan agreement with a bank. The loans outstanding at December 31, 2001, are secured by real estate held for sale with an aggregate carrying value of $3,841. The loans bear interest at LIBOR plus 2.25%, prime rate, or a combination of the two interest rates. The interest rate on loans outstanding at December 31, 2001, is 4.31%. The Company is subject to various covenants associated with the $30,000 master construction loan agreement such as maintenance of minimum net worth and liquidity and certain key financial data. In July 2001, the master construction loan agreement expired; therefore, no additional loans can be made under the agreement. The outstanding loans mature at varying dates through April 2002.

        One loan totaling $955 at December 31, 2001, and four loans totaling $4,388 at December 31, 2000, were drawn under a two-year $20,000 revolving line of credit with a bank. The loans bear interest at LIBOR plus 1.75% or prime rate and the proceeds of the loans were to be used for the acquisition of retail properties subject to "triple net" leases. The loan outstanding at December 31, 2001, is secured by real estate held for sale with an aggregate carrying value of $1,289. The interest rate on the loan outstanding at December 31, 2001, is 4.19%. The Company is subject to various covenants associated with the $20,000 revolving line of credit such as maintenance of minimum equity and liquidity and certain key financial data. In December 2000, the revolving line of credit expired; therefore, no additional loans can be made under the revolving line of credit. The outstanding loan matures in March 2002.

        Capitalized interest in 2001 and 2000 totaled $2,229 and $3,872, respectively. At December 31, 2001, $48,920 of the $158,226 notes payable on real estate held for sale is recourse to the Company. With respect to two of the projects to which the recourse obligations relate, the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related note payable upon completion of the project or has long-term leases with or guaranteed by investment grade companies, which management believes mitigates the risk under these recourse notes. The aggregate amount with respect to these two projects totals $26,719 at December 31, 2001.

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

        In August 1996, in connection with a private offering to Company employees and directors of 9,634 shares of Class E common stock, the Company provided financing of $9,394 to stockholders, which was reflected as a reduction of stockholders' equity. These stockholder loans bore interest at prime plus 0.5% interest. Principal and interest were payable annually and the notes were to mature in March 2001. Principal and interest payments of $98 and $2 were received in 2000. At December 31, 2000, all amounts under the notes were repaid.

        The Company has elected to use the intrinsic method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Compensation expense is recognized to the extent the market price of the underlying stock on the date of grant exceeds the exercise price of the option.

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

        The Trammell Crow Long-Term Incentive Plan (the "Long-Term Plan") originally provided for the issuance of up to 5,334,878 shares of common stock. In May 1999, the Long-Term Plan was amended to increase the number of shares available for future awards to 8,634,878 shares of common stock. Options to acquire shares of common stock granted by the Company under the Long-Term Plan have exercise prices equal to the fair market value of the common stock on the date of grant and expire 7 to 10 years from the date of grant. Except for options granted to members of the Board of Directors and options granted in connection with acquisitions of real estate service companies, outstanding options vest over periods ranging from three to five years, and generally have partial vesting on anniversaries of the grant date.

        The Long-Term Plan also provides for the awards of Stock Appreciation Rights, Restricted Stock and Performance Units. In 2001 and 2000, the Company granted 7,562 shares and 108,025 shares, respectively, of restricted stock under the Long-Term Plan. The restricted stock vesting periods range from three to five years, with partial vesting on each of the anniversaries of the grant date. The Company recognizes compensation expense related to restricted stock grants over the vesting period of the restricted stock in an amount equal to the fair market value of the Company's stock on the date of grant.

        At December 31, 2001, common shares reserved for future issuance under the Assumed Option Plan and the Long-Term Plan total 9,683,908 shares.

        The weighted-average grant date fair value of the Company's restricted stock is $11.44 for stock issued in 2001 and 2000, and $16.84 for stock issued in 1999. The Company recognized compensation expense of $892, $1,592 and $1,587 in 2001, 2000 and 1999, respectively, related to the grants of restricted shares, net of forfeitures.

        Pro forma information regarding net income and earnings per share, shown in the table below, has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.30%, 6.23% and 5.59%; a dividend yield of 0.00%; volatility factors of the expected market price of the Company's common stock of 0.432, 0.526 and 0.456; and a weighted-average expected life of the options of seven years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information is as follows:

	2001	2000	1999
Pro forma net income (loss)	$(7,382)	$28,656	$47,836
Pro forma earnings (loss) per common share
Basic	$(0.20)	$0.82	$1.37
Diluted	$(0.20)	$0.79	$1.31

        A summary of the Company's stock option activity and related information for the years ended December 31, 2001, 2000 and 1999, is as follows:

	2001
	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $10.00 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
Beginning of year	1,613,123	1,567,343	3,626,449	231,416	7,038,331
Granted	—	1,567,610	—	—	1,567,610
Exercised	(324,944)	—	—	—	(324,944)
Forfeited	—	(271,500)	(646,897)	(14,118)	(932,515)
Expired	—	—	—	—	—

End of year	1,288,179	2,863,453	2,979,552	217,298	7,348,482

Weighted-average exercise price of options:
Granted	—	$10.27	—	—
Exercised	$3.85	—	—	—
Forfeited	—	$11.44	$17.67	$29.03
Outstanding at end of year	$3.85	$10.83	$17.68	$29.66
Weighted-average fair value of options granted	—	$5.50	—	—
Weighted-average remaining contractual life	5.6 years	7.3 years	6.6 years	6.4 years
Options exercisable:
Number of options	1,288,179	411,779	2,260,942	187,707	4,148,607
Weighted-average exercise price	$3.85	$11.30	$17.66	$29.85

	2000
	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $10.00 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
Beginning of year	1,739,571	15,000	4,032,117	249,772	6,036,460
Granted	—	1,624,343	—	—	1,624,343
Exercised	(126,448)	—	—	—	(126,448)
Forfeited	—	(72,000)	(405,668)	(18,356)	(496,024)
Expired	—	—	—	—	—

End of year	1,613,123	1,567,343	3,626,449	231,416	7,038,331

Weighted-average exercise price of options:
Granted	—	$11.46	—	—
Exercised	$3.85	—	—	—
Forfeited	—	$11.44	$17.58	$31.72
Outstanding at end of year	$3.85	$11.49	$17.68	$29.62
Weighted-average fair value of options granted	—	$7.03	—	—
Weighted-average remaining contractual life	6.6 years	9.2 years	7.6 years	7.4 years
Options exercisable:
Number of options	1,613,123	18,460	2,257,619	144,505	4,033,707
Weighted-average exercise price	$3.85	$11.44	$17.62	$29.86

	1999
	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $10.00 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
Beginning of year	2,123,474	—	2,228,951	244,759	4,597,184
Granted	—	15,000	2,229,559	8,714	2,253,273
Exercised	(383,903)	—	(22,456)	—	(406,359)
Forfeited	—	—	(403,937)	(3,701)	(407,638)
Expired	—	—	—	—

End of year	1,739,571	15,000	4,032,117	249,772	6,036,460

Weighted-average exercise price of options:
Granted	—	$14.50	$17.78	$28.00
Exercised	$3.85	—	$17.50	—
Forfeited	—	—	$17.59	$30.85
Outstanding at end of year	$3.85	$14.50	$17.67	$29.77
Weighted-average fair value of options granted	—	$8.22	$9.90	$15.14
Weighted-average remaining contractual life	7.6 years	9.8 years	8.6 years	8.4 years
Options exercisable:
Number of options	1,739,571	—	1,350,730	98,065	3,188,366
Weighted-average exercise price	$3.85	—	$17.58	$30.03

9. Income Taxes

        The provision (benefit) for income taxes consists of the following for the years ended December 31:

	2001	2000	1999
Current
Federal	$10,495	$25,038	$25,387
State	2,118	5,055	5,124

	12,613	30,093	30,511
Deferred
Federal	(11,266)	(5,335)	3,862
State	(2,273)	(1,077)	781

	(13,539)	(6,412)	4,643

	$(926)	$23,681	$35,154

        The components of the net deferred tax asset are summarized below as of December 31:

	2001	2000
Deferred tax assets
Bad debts	$1,531	$1,519
Depreciation	1,582	1,156
Basis difference on real estate held for sale	964	964
Compensation expense relating to stock options	6,642	8,643
Impairment of investments	18,024	5,893
Interest rate swap agreement	1,405	—
Restructuring charges relating to future rent expense	1,795	—
Foreign currency translation adjustments	924	224
Other	2,684	2,567

	35,551	20,966
Less: valuation allowance	(1,986)	(1,730)

Total deferred tax assets	33,565	19,236
Deferred tax liabilities
State taxes	(517)	(775)
Goodwill amortization	(1,337)	(909)
Other	(2,290)	(2,245)

Total deferred tax liabilities	(4,144)	(3,929)

Net deferred tax asset	$29,421	$15,307

        Components of deferred income taxes are as follows at December 31:

	2001	2000
Current	$3,182	$2,219
Noncurrent	26,239	13,088

Net deferred tax asset	$29,421	$15,307

        The differences between the provisions for income taxes and the amounts computed by applying the statutory federal income tax rates to income (loss) before income taxes for the years ended December 31 are:

	2001	2000	1999
Tax at statutory rate applied to income (loss) before income taxes	$(2,148)	$20,698	$31,360
State income taxes, net of federal tax benefit	(263)	2,537	3,842
Non-deductible meals	692	887	876
Other	537	(305)	(512)
Change in valuation allowance	256	(136)	(412)

	$(926)	$23,681	$35,154

10. Operating Leases

        The Company has commitments under operating leases for office space and office equipment. During the years ended December 31, 2001, 2000 and 1999, rent expense was $26,712, $22,247 and $17,604, including $604, $1,096 and $4,310, respectively, paid to affiliates of the Company.

        Minimum future rentals under noncancelable operating lease commitments in effect at December 31, 2001, are as follows:

	Affiliate	Nonaffiliate	Total
2002	$204	$20,022	$20,226
2003	168	16,812	16,980
2004	168	12,592	12,760
2005	168	8,792	8,960
2006	168	6,075	6,243
Thereafter	140	8,771	8,911

	$1,016	$73,064	$74,080

11. Employee Benefit Plans

        The Company's employees participate in a defined contribution savings plan, which provides the opportunity for pretax contributions by employees. The Company matches 50% of the employee's contributions up to 6% of the employee's annual earnings or a maximum of $5 per employee per annum. The Company's contribution expense for 2001, 2000 and 1999, including amounts reimbursed by customers, was $7,068, $6,475 and $5,317, respectively.

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

        Effective March 1, 1998, the Company established the Trammell Crow Company Employee Stock Purchase Plan (the "ESPP"). Employees may elect to have bi-weekly payroll deductions of 1.0% to 10.0% of gross earnings, which is used to purchase, on a semi-annual basis, stock of the Company at a 15% discount from market value. The ESPP was amended, effective July 1, 2001, to institute a six-month holding period for stock purchased under the plan. The ESPP is available to all employees. The Company has reserved 2,000,000 shares of common stock for issuance under the ESPP, of which 1,008,120 have been issued as of December 31, 2001. Shares issued under the ESPP may be issued from treasury, if available.

12. Gain on Disposition of Real Estate

        Real estate dispositions during the years ended December 31 were as follows:

	2001	2000	1999
Projects sold	46	48	35
Net sale price	$170,389	$211,600	$159,280
Gain on sale	$23,902	$41,804	$33,246

        In 2001, the Company sold 75% of its interest in a wholly owned partnership that owned real estate at a sales price equal to $2,238 (75% of the partnership's net book value) and provided partial financing of the purchase in the amount of $186.

        In addition, the Company purchased, for an amount approximating book value, the 1% general partnership interest of a partnership that owned real estate in which the Company was a 99% limited partner prior to the transaction. As a result of the transaction, the Company acquired $11,644 of assets, including cash of $202, and assumed liabilities totaling $11,046. In another transaction, for an amount approximating book value, the Company sold its 1% general partnership interest in a partnership that owned real estate, while retaining its 99% limited partnership interest. As a result, the Company disposed of $8,869 of assets, including cash of $287, and $8,869 of liabilities. No gains or losses were recognized on these transactions.

        In 2000, the Company received $15,160 from a real estate partnership in which it has a 10% interest, representing reimbursement of costs expended in excess of the Company's required capital contribution of $354. In two other transactions, the Company sold its interest, at net book value, in partnerships that owned real estate with an aggregate cost of $16,827 and had debt and outstanding payables totaling the same amount. In conjunction with the sales of two other real estate projects, the Company provided financing to the purchasers for a portion of the purchase price in the aggregate amount of $7,022. The Company entered into two agreements with land sellers whereby the Company acquired property subject to nonrecourse purchase money mortgages with the contractual right to deed back to these sellers any property not sold by a certain date. In 2000, in accordance with its rights under these agreements, the Company deeded land back to the lenders with an aggregate fair market value of $6,108. No gains or losses were recognized on these transactions.

        In the fourth quarter of 2000, the Company sold all of its partnership interests in a wholly owned subsidiary for a net sales price of $26,949. In exchange for the net assets of the partnership, which included $26,782 of real estate held for sale, other assets of $1,419, and the assumption of a mortgage loan and liabilities of $26,915, the Company received net cash proceeds of $4,120 and has a receivable from the buyer of $1,581, resulting in a gain on disposition of $3,864.

13. Goodwill and Acquisitions of Real Estate Service Companies

        In December 2001, the Company recorded total writedowns due to impairment of goodwill and intangibles of $28,516, offset by $2,346 million of related minority interest. Of these writedowns, $20,479 is due to impairment of goodwill and related intangibles recorded in connection with the Company's acquisition of portions of the businesses of Faison & Associates and Faison Enterprises, Inc. (the "Faison Acquisition"). The impairment resulted from 2001 operating losses and declining forecasts for future operations in the retail center development and mall management portions of these businesses (primarily due to continuing consolidation of regional mall ownership into REIT's, which tend to self-manage their properties), in addition to the losses of several large management agreements in 2001, which left the Company with no significant business in certain geographic areas. Subsequent to December 31, 2001, the Company sold the retail center development and mall management businesses to an affiliate of Faison Enterprises, Inc. (see Note 21). The amount of the writedown represents 100% of the unamortized goodwill attributable to the retail center development and mall management businesses and the business units affected by management agreement losses. As of December 31, 2001, the remaining unamortized balance of goodwill and related intangibles from the Faison Acquisition was $12,693, and there had been no indicators of impairment in the business units to which this remaining balance is attributable.

        Also included in the Company's total 2001 writedowns is a writedown of $4,788, offset by $2,346 of related minority interest, due to impairment of goodwill recorded in connection with the Company's 2000 expansion of its joint venture with Savills into the Asia-Pacific region ("Trammell Crow Savills Asia-Pacific"). The impairment resulted from 2001 operating losses and business strategy changes that impact the Company's growth strategy in Asia-Pacific markets. The Company intends to allocate existing or additional resources to Asia-Pacific markets as its U.S. customers require services in these markets but does not intend to aggressively pursue new customers in these markets.

        The remaining $3,249 of writedowns in 2001 is primarily due to impairment of an intangible related to a management contract that the Company intends to terminate, effectively eliminating the future cash flows of the underlying management contract.

        In December 2000, the Company recorded a $25,347 writedown due to impairment of goodwill and related intangibles representing the remaining unamortized balance of goodwill and intangibles recorded in connection with an acquisition of the business of Doppelt & Company in August 1997. The impairment was triggered by: (i) the loss in the fourth quarter of 2000 of key management and revenue-producing personnel hired from the acquired company; (ii) the loss of key national customers related to the acquired company and resignation from unprofitable accounts; and (iii) the identification in the fourth quarter of 2000 of increasing losses, as well as a net loss for the fourth quarter of 2000 for the acquired business, instead of a net profit for the fourth quarter of 2000 as was expected at the end of the third quarter of 2000. In evaluating the extent of the impairment related to its 1997 acquisition, the Company considered the following factors: (i) a reduction of revenue from the largest individual customer of the acquired company and an announcement by the customer that they would be further reducing the services required by the Company, (ii) the 2001 business plan related to the acquired company did not include any additional revenues from the acquired company clients and (iii) the Company's determination that there was no positive cash flow or earnings associated with the acquired company and the Company's reluctance to commit additional resources to the acquired business. Revenues and net income (loss) before tax and writedowns, respectively, related to the acquired business were $7,188 and $(5,788) in 2000, and $10,888 and $190 in 1999.

        In July 1999, the Company acquired the business of Phoenix Corporate Services LLC, a Cambridge, Massachusetts-based commercial real estate outsourcing services firm, and Leeds Construction Company, Inc., an affiliated company ("Phoenix"). The Company acquired substantially all of the assets of Phoenix for a base purchase price of approximately $10,260 ($8,760 of which was paid in cash at closing and the remainder of which was satisfied by issuing a $1,500 letter of credit into escrow at closing) and 268,306 shares of common stock. The $1,500 letter of credit expired in July 2000, at which time the Company paid cash in the amount of $1,500 to the seller. In addition, the Company agreed to pay up to $2,400 in cash if the acquired business met certain performance thresholds, all of which has been paid as of December 31, 2001. At the date of acquisition, the Company also issued 5,619 restricted shares of common stock under the Company's Long-Term Plan to an employee of Phoenix who became employed by the Company in connection with the acquisition, and paid an aggregate of $600 to the two principals and an employee of Phoenix in exchange for certain covenants not to compete. In connection with the acquisition, which was accounted for using the purchase method of accounting, the Company recorded goodwill of $14,607. The operations of Phoenix are included in the Company's operations from the date of acquisition. The Company borrowed approximately $10,000 under its credit facility to fund the acquisition.

14. Restructuring Charges

        During the first quarter of 2001, the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure. As part of the reorganization, the Company advised approximately 300 employees across all functions and levels that their jobs were being eliminated as part of a cost-cutting effort focusing on inefficiencies and redundancies. During the year ended December 31, 2001, the Company incurred restructuring charges of $3,694 related to these terminations, consisting primarily of involuntary employee termination benefits including severance and outplacement benefits. At December 31, 2001, approximately 250 employees had been terminated and the accrual balance was $1,122. These terminations are expected to be complete by the end of the first quarter of 2002.

        In July 2001, the Company also formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations. The plan calls for the consolidation of client accounting operations into three regional centers in Dallas, Texas; Memphis, Tennessee; and Seattle, Washington; and the consolidation of the Company's internal accounting in Dallas, Texas. The accounting restructuring plan contemplates the termination of approximately 200 accounting personnel at 18 locations throughout the United States, with termination dates ranging from July 2001 through April 2002. Subsequent to the original communication of the plan, approximately 80 of these employees resigned or were placed into open positions or onto new customer accounts and therefore became ineligible for severance. During the year ended December 31, 2001, the Company recognized $1,459 of restructuring charges, consisting of involuntary termination benefits including severance and outplacement benefits related to these terminations. At December 31, 2001, approximately 80 terminations had been completed, and the accrual balance was $727. Management expects this plan to provide a net reduction in headcount of approximately 70 employees, as eliminated positions are replaced by new hires in Dallas, Memphis and Seattle. The plan is anticipated to be complete by the end of the second quarter of 2002.

        As part of its restructuring plans, primarily during the fourth quarter of 2001, the Company closed several offices and identified offices with excess space that it intends to sublease to third parties. The Company recorded restructuring charges of $5,799 related to these activities, primarily comprised of future rent charges and costs to sublease (offset by estimated future sublease income) and miscellaneous furniture and equipment writeoffs. At December 31, 2001, the accrual balance for these charges is $4,977. This accrual will be relieved over the remaining lease terms of the underlying leases, ranging from nine months to ten years.

15. Related Party Transactions

        In 2001, 2000 and 1999, the Company derived 6%, 7% and 8%, respectively, of its total revenues from services provided principally to certain stockholders of the Company. In addition, in 2001, 2000, and 1999, the Company derived 3%, 2% and 2%, respectively, of its total revenues from services provided to two customers of which two of the Company's directors are or were officers.

        The Company has agreements to provide development and brokerage services to the entities in which RHI and Fund IV have invested, as well as office and administrative servies to RHI, under terms that the Company believes are consistent with the terms in similar agreements with unrelated parties.

        In January 1997, the Company formed a joint venture with an affiliate of one of the stockholders to provide management information services. Both parties shared equally in any distributions from the joint venture. The Company received distributions of $1,093 through December 31, 2001. The Company had a five-year management information system agreement with the joint venture for related services and, in early 2000, reduced the services received and the scope of such agreement. No services were received in 2001, and, as such, no related fees were paid in 2001. The Company paid fees of $360 and $4,978 in 2000 and 1999, respectively, for such services.

16. Financial Instruments

        In September 1998, as required under the Company's $150,000 line of credit, the Company entered into an interest rate swap agreement to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes. Through June 24, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $135,000. This swap agreement established a fixed interest pay rate of 5.29% on a portion of the Company's variable rate debt. On June 24, 1999, the interest rate swap agreement was renewed for a nine-month period ending March 24, 2000, with a notional amount of $125,000. This swap agreement established a fixed interest pay rate of 5.52% on a portion of the Company's variable rate debt. On March 24, 2000, the interest rate swap agreement was renewed for a 12-month period ending March 24, 2001, with a notional amount of $150,000 through June 26, 2000, a notional amount of $125,000 through September 25, 2000, and a notional amount of $100,000 through March 24, 2001. This swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company's variable rate debt. On March 24, 2001, the interest rate swap agreement was renewed for a 24-month period ending March 24, 2003, with a notional amount of $150,000. This swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company's variable rate debt. Under these swap agreements, if the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is refunded to the Company and recorded as a reduction of interest expense. The weighted average receive rates for these interest rate swap agreements for 2001, 2000 and 1999 were 4.07%, 6.40% and 5.20%, respectively. In connection with these agreements, the Company recorded incremental interest expense of $848 in 2001, a reduction of interest expense of $3 in 2000 and incremental interest expense of $260 in 1999.

        Upon the adoption of Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), on January 1, 2001, the Company is required to record the interest rate swap agreement at fair market value, and recognize changes in fair value in current period earnings, unless the interest rate swap agreement is effectively designated as a hedge. Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (while it was entered into for hedging purposes); this resulted in $4,809 being recognized as expense related to the interest rate swap agreement for the period from January 1, 2001 through October 31, 2001, due to a change in fair value of the interest rate swap agreement.

        As of November 1, 2001, the Company effectively elected hedge accounting treatment as defined by FAS 133 for its interest rate swap agreement. Provided that a specified range of effectiveness is maintained, the effective portion of future changes in fair value of the interest rate swap agreement will be reported as a separate component of other comprehensive income. Any remaining changes in fair value of the interest rate swap agreement will be recognized in current period earnings. Future payments under the interest rate swap agreement will be charged to the liability recorded prior to the hedge designation, therefore benefiting net income in future periods. The Company recorded $609 of payments against its liability in 2001 that would have been recorded to interest expense in 2001, had the interest rate swap agreement not been designated as a hedge. The liability balance related to the interest rate swap agreement was $3,995 at December 31, 2001.

        Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company's long-term debt and notes payable on real estate held for sale reasonably approximate their fair values based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

17. Commitments and Contingencies

        At December 31, 2001, the Company has guaranteed $102,716 of real estate notes payable of its unconsolidated subsidiaries. These notes are secured by the underlying real estate and have maturity dates through May 2005. With respect to three of the projects to which these guarantees relate, the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related debt upon completion of the project or has long-term leases with or guaranteed by investment grade companies, which management believes mitigates its risk of incurring any future liability under the guarantees. The aggregate amount the Company has guaranteed with respect to these three projects totals $73,018 at December 31, 2001. In addition, with respect to another project to which these guarantees relate, the Company has been indemnified by the outside partner in the project for $6,250 of the $12,500 guarantee at December 31, 2001.

        At December 31, 2001, the Company has outstanding letters of credit totaling $26,660, of which $5,044 is recorded in other current liabilities and $4,666 is included in notes payable on real estate held for sale. The letters of credit expire at varying dates through January 2003.

        In addition, at December 31, 2001, the Company has numerous completion and budget guarantees relating to development projects. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company being liable for costs to complete in excess of such budget. However, the Company generally has "guaranteed maximum price" contracts with reputable general contractors, which are intended to pass the budget risk to such contractors. The Company does not expect to incur any material losses under these guarantees.

        The Company has a commitment to fund its share of additional capital requirements of Fund IV, upon request of its general partner, RHI, up to a maximum of $14,800. Through December 31, 2001, the Company has funded $5,365 of this commitment, which represents all the additional capital contributions requested through such date.

        The Company and its subsidiaries are defendants in lawsuits that arise in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's results of operations or financial position.

18. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below for the three years ended December 31:

	2001	2000	1999
Interest paid	$15,330	$18,677	$11,029
Income taxes paid	13,232	33,648	21,382
Profit sharing distributions paid	—	—	5,860
Non cash activities:
Issuance of restricted stock, net of forfeitures	(322)	2,433	1,955
Capital lease obligations	3,062	12,928	—
Contributions of contracts by minority interest holder	—	2,681	—
Recognized deferred gains related to dispositions in previous periods	281	—	—

19. Segment Information

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

        In the second quarter of 2000, as the Company increased its activities in and assigned more dedicated resources to e-commerce, the Company began reporting its e-commerce initiatives, including related overhead, in a third segment. The E-Commerce segment does not include investments in ongoing technology advancements internal to the Company's other two business segments.

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

  Factors Management Used to Identify the Company's Reportable Segments

        The Company's reportable segments are defined by the nature of the service provided and activities conducted. Because development services require specialized knowledge, the new organizational structure allows the group of individuals with specialized knowledge and experience in development activities to perform these services with greater focus through the Company's

Development and Investment segment. The structure of the Global Services segment allows the Company to better utilize resources for the provision of similar services in specific geographic areas. The E-Commerce segment captures distinct e-commerce business and investments and is separately managed. Effective January 1, 2002, the Company transferred operational responsibility for its e-commerce initiatives to management of the Global Services Group, as it views these initiatives as integral parts of its service platform, not as separate businesses. Accordingly, the Company will begin to report its e-commerce activities within its Global Services segment in 2002.

        Virtually all of the Company's revenues are from customers located in the United States. No individual customer accounts for more than 10% of the Company's revenues.

        Summarized financial information for reportable segments is as follows:

	Years ended December 31
	2001	2000(1)	1999(1)
Global Services:
Total revenues	$660,756	$670,404	$553,085
Costs and expenses(2)	667,732	633,903	505,378

Income (loss) before income taxes	(6,976)	36,501	47,707
Depreciation and amortization	24,524	20,745	15,247
Interest expense	5,693	5,788	3,844
Writedowns due to impairment of goodwill, intangibles and investments	24,109	25,347	—
Minority interest related to goodwill writedowns	(2,346)	—	—
Change in fair value of interest rate swap agreement	3,917	—	—
Restructuring charges	8,237	—	—

EBITDA, as adjusted(3)	$57,158	$88,381	$66,798

Development and Investment:
Total revenues	$109,692	$141,265	$134,358
Costs and expenses(2)	101,405	100,912	92,468

Income before income taxes	8,287	40,353	41,890
Depreciation and amortization	3,306	3,377	2,296
Interest expense	9,364	11,159	5,663
Writedowns due to impairment of goodwill and intangibles	4,407	—	—
Change in fair value of interest rate swap agreement	892	—	—
Restructuring charges	2,715	—	—

EBITDA, as adjusted(3)	$28,971	$54,889	$49,849

E-Commerce:
Total revenues	$—	$—	$—
Costs and expenses(2)	7,448	17,719	—

Loss before income taxes	(7,448)	(17,719)	—
Writedowns due to impairment of investments	5,528	15,000	—

EBITDA, as adjusted(3)	$(1,920)	$(2,719)	$—

Total:
Total revenues	$770,448	$811,669	$687,443
Costs and expenses(2)	776,585	752,534	597,846

Income (loss) before income taxes	(6,137)	59,135	89,597
Depreciation and amortization	27,830	24,122	17,543
Interest expense	15,057	16,947	9,507
Writedowns due to impairment of goodwill, intangibles and investments	34,044	40,347	—
Minority interest related to goodwill writedowns	(2,346)	—	—
Change in fair value of interest rate swap	4,809	—	—
Restructuring charges	10,952	—	—

EBITDA, as adjusted(3)	$84,209	$140,551	$116,647

	December 31
	2001	2000(1)
Total Assets:
Global Services	$331,322	$404,879
Development and Investment	367,823	319,391
E-Commerce	—	2,164

Total consolidated assets	$699,145	$726,434

(1)
The 2000 and 1999 segment information has been reclassified to conform to the presentation of 2001 segment information, which reflects the changes in the Company's reportable segments effective January 1, 2001. The 1999 segment information has also been reclassified to conform to the addition of the E-Commerce segment in the second quarter of 2000.
(2)
Cost and expenses include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $2,516, $3,815 and $2,757 related to the Global Services segment and $364, $464 and $540 related to the Development and Investment segment in 2001, 2000 and 1999, respectively. Through December 2001, there had been no non-cash compensation expense related to the E-Commerce segment.
(3)
EBITDA, as adjusted, represents earnings before interest, income taxes and depreciation and amortization, writedowns due to impairment of goodwill, intangibles and investments, net of related minority interest, the change in fair value of the Company's interest rate swap agreement and restructuring charges. Management believes that EBITDA, as adjusted, can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA, as adjusted, is comparable to similarly titled items reported by other companies.

20. Unaudited Interim Financial Information

        Unaudited summarized financial information by quarter is as follows:

	Quarter Ended
	March 31		June 30		September 30		December 31
2001:
Total revenues	$174,491		$193,479		$183,040		$219,438
Net income (loss)	20	(1)	4,265	(2)	3,784	(3)	(13,280	)(4)
Earnings (loss) per share:
Basic	$0.00	(1)	$0.12	(2)	$0.11	(3)	$(0.38	)(4)
Diluted	$0.00	(1)	$0.12	(2)	$0.10	(3)	$(0.38	)(4)
2000:
Total revenues	$163,244		$186,090	(5)	$202,757		$259,578
Net income	3,700		8,393		16,635		6,726	(6)
Earnings per share:
Basic	$0.11		$0.24		$0.48		$0.19	(6)
Diluted	$0.10		$0.23		$0.46		$0.18	(6)
1999:
Total revenues	$134,789		$149,736		$195,682		$207,236
Net income	7,103		8,264		16,699		22,377
Earnings per share:
Basic	$0.21		$0.24		$0.47		$0.64
Diluted	$0.20		$0.23		$0.46		$0.61

(1)
In the first quarter of 2001, the Company recorded $243 of restructuring charges (see Note 14). Without the effect of this non-recurring charge, net income would have been $168 and basic and diluted earnings per share would still have both been $0.00 for the quarter ended March 31, 2001.
(2)
In the second quarter of 2001, the Company recorded $704 of restructuring charges (see Note 14) and $402 related to the change in fair value of its interest rate swap agreement (see Note 16). Without the effects of these non-recurring charges, net income would have been $4,967 and basic and diluted earnings per share would have been $0.14 and $0.13, respectively, for the quarter ended June 30, 2001.
(3)
In the third quarter of 2001, the Company recorded $3,480 of restructuring charges (see Note 14) and $3,536 related to the change in fair value of its interest rate swap agreement (see Note 16). Without the effects of these non-recurring charges, net income would have been $7,950 and basic and diluted earnings per share would have both been $0.22 for the quarter ended September 30, 2001.
(4)
In December 2001, the Company recorded writedowns of $28,516, offset by $2,346 of related minority interest, due to impairment of goodwill and intangibles (see Note 13). The Company also recorded a writedown of $5,528 to reflect impairment in the value of e-commerce investments made in late 1999, 2000 and 2001, consistent with the decrease in the value of companies in this sector since mid-2000 (see Note 4). In addition, the Company recorded $6,525 of restructuring charges (see Note 14) and $871 related to the change in fair value of its interest rate swap agreement, with an offsetting benefit to interest expense of $609 (see Note 16). Without the effects of these non-recurring charges, net income would have been $10,187 and basic and diluted earnings per share would have been $0.29 and $0.28, respectively, for the quarter ended December 31, 2001.

(5)
Certain revenues for the period ended June 30, 2000, have been reclassified to conform to the presentation for the quarter and year ended December 31, 2000. As a result, total revenues for the quarter ended June 30, 2000, differ from the amounts reported in the Company's Quarterly Report on Form 10-Q for June 30, 2000. These reclassifications do not impact net income.
(6)
In December 2000, the Company recorded a $25,347 writedown due to impairment of goodwill and related intangibles (see Note 13). Also in December 2000, the Company recorded a $15,000 writedown to reflect impairment in the value of e-commerce investments made in late 1999 and 2000, consistent with the decrease in value of companies in this sector since mid-2000 (see Note 4). Without the effects of these non-recurring charges, net income would have been $30,917 and basic and diluted earnings per share would have been $0.88 and $0.85, respectively, for the quarter ended December 31, 2000.

        The Company instituted a new bonus plan effective January 1, 2001. Under the new bonus plan, a substantial majority of employee bonuses are paid from a pool, the size of which is determined by the Company's pre-bonus income before income taxes. Consistent with the new plan, the portion of subject bonuses accrued each quarter is based on the percentage of targeted pre-bonus income before income taxes achieved in that quarter. In 2000 and prior years, there was no such company-wide bonus plan overlay; as a result, in prior years, estimated annual incentive bonuses were generally accrued evenly throughout the year. The new bonus plan benefited income (loss) before income taxes by approximately $8,169, $5,970, $3,485 and $1,686 in the first, second, third and fourth quarters of 2001, respectively.

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

21. Subsequent Event

        Effective March 1, 2002, the Company sold two retail-related businesses to an affiliate of Faison Enterprises (the "Faison Sale"). These businesses are engaged primarily in the development of retail centers and the management and leasing of regional malls and were acquired in 1998 as part of the Faison Acquisition. The Company continues to provide leasing and management services of non-retail assets and certain retail projects under contracts acquired in connection with the Faison Acquisition. The Company retained the net working capital in the transferred businesses and carried interests in certain development projects and otherwise received nominal consideration upon completion of the transaction. The Faison Sale was motivated by changes in the Company's overall retail strategy, current period operating losses incurred in these businesses, and declining forecasts for future operations of these businesses (primarily due to the downturn in the real estate investment market and continuing consolidation of regional mall ownership into REIT's, which tend to self-manage their properties).

TRAMMELL CROW COMPANY AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2001
(In thousands)

		Initial Cost				Balance at December 31, 2001
Description	Related Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures & Equipment	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures & Equipment	Total(A)	Date of Construction	Date Acquired	Depreciable Lives(B)
Retail
Alexander Pointe, Charlotte, NC	$1,180	$659	$34	$—	$894	$535	$1,052	$—	$1,587	2000	2000
Fairway Center, Pasadena, TX	4,653	8,942	—	—	4,032	12,974	—	—	12,974	2001	2001
Haven Village, Cucamonga, CA	2,700	3,504	—	—	146	3,504	146	—	3,650	2000	2000
Jumbo Fitness, Dallas, TX	4,011	2,124	1,404	—	2,077	2,124	3,481	—	5,605	2000	2000
NNN Care One, LP, CA	377	446	—	—	—	253	193	—	446	Various	2000
NNN Care Eight, LP, CA	419	471	—	—	—	103	368	—	471	Various	2000
NNN CW LP, NJ, IL, MO, MA, MI	955	—	1,288	—	1	344	945	—	1,289	2000	2000
Ridge Rock, Fort Worth, TX	7,138	2,636	3,131	—	2,511	2,644	5,634	—	8,278	1999	1999
Rock Hill, Rock Hill, SC	927	405	111	—	712	389	839	—	1,228	2000	2000
Springtown Mall, San Marcos, TX	3,543	1,366	1,198	—	2,971	1,366	4,169	—	5,535	1975	1999
USPS, Kerhonkson, NY	—	128	—	—	631	200	559	—	759	1999	1999
USPS, Montgomery, NY	—	214	660	—	274	227	921	—	1,148	2000	2000
Virginia Center, Richmond, VA	825	674	53	—	300	674	353	—	1,027	2001	2001
Westview Plaza, Lebanon, TN	2,082	788	1,822	—	245	788	2,067	—	2,855	1987	1999
Office
411 W. Seventh, Fort Worth, TX	2,000	380	2,400	—	772	397	3,155	—	3,552	2000	2000
Baylor Medical Office Building, Grapevine, TX	—	18	—	—	—	18	—	—	18	2001	2001
Boulder Office, Boulder, CO	10,650	2,400	9,657	—	814	2,400	10,471	—	12,871	1985	1999
Broadway Trade Center, San Antonio, TX	10,681	1,079	9,861	—	—	1,079	9,861	—	10,940	2001	2001
Burbank-Lockheed, Burbank, CA	19,420	7,105	132	—	13,395	9,680	10,952	—	20,632	2000	1999
Forest Hill, Memphis, TN	5,205	1,396	—	—	5,356	1,396	5,356	—	6,752	1999	1999
Freeport #2 & #3, Irving, TX	14,093	3,135	—	—	12,238	3,135	12,238	—	15,373	1998	1998
Glasgow, Cherry Hill, NJ	—	1,222	—	—	18	1,240	—	—	1,240	1999	1999
Montpelier II, Montpelier, MD	12,165	3,068	—	—	9,142	7,409	4,801	—	12,210	2000	2000
Industrial
161 Pioneer Phase 1, Grand Prairie, TX	—	879	1	—	5	879	6	—	885	2001	2001
161 Pioneer Phase 2, Grand Prairie, TX	—	453	78	—	62	453	140	—	593	2001	2001
161 Pioneer Phase 3, Grand Prairie, TX	—	190	—	—	—	190	—	—	190	2001	2001
Deerwood, Jacksonville, FL	6,231	1,542	5,981	—	166	1,542	6,147	—	7,689	1974	1999
Elk Grove, Elk Grove, IL	20,500	6,600	12,395	—	595	6,683	12,907	—	19,590	1975	1999
Gamecock, Rock Hill, SC	456	1,247	—	—	880	1,257	870	—	2,127	1999	1999
Tinker, Oklahoma City, OK	1,526	1,526	—	—	—	1,526	—	—	1,526	2001	2001
Walnut Creek, Partners, Austin, TX	1,437	716	—	—	2,138	716	2,138	—	2,854	2000	2000
Land
AEW #10, Mt. Laurel Township, NJ	—	107	—	—	374	481	—	—	481	N/A	1997
Arrowood, Charlotte, NC	—	321	—	—	—	321	—	—	321	N/A	1999
Ballpark Way, Houston, TX	7,333	6,601	—	—	1,640	8,241	—	—	8,241	N/A	2000
Cameron, Alexandria, VA	—	3,359	—	—	—	3,359	—	—	3,359	N/A	2000
Cedar Hollow, Chester County, PA	5,400	19,292	—	—	960	20,252	—	—	20,252	N/A	1999
Cleveland, Cleveland, OH	—	260	—	—	10	270	—	—	270	N/A	1996
DC Land, Douglas County, CO	379	1,888	—	—	2,913	4,801	—	—	4,801	N/A	1999
Grand Parkway, Houston, TX	10,380	15,414	—	—	—	15,414	—	—	15,414	N/A	2001
Hampden Town Center, Denver, CO	—	2,448	—	—	675	3,123	—	—	3,123	N/A	1999
Kileen, Kileen, TX	—	491	—	—	—	491	—	—	491	N/A	1999
Lake Park Plaza, Lewisville, TX	—	926	—	—	580	1,506	—	—	1,506	N/A	1999
Lakeline Retail, Cedar Park, TX	166	—	—	—	—	—	—	—	—	N/A	2000
Loveland Land, Loveland, CO	—	348	—	—	235	583	—	—	583	N/A	1999
Riverside, Belcamp, MD	—	919	—	—	158	1,077	—	—	1,077	N/A	1997
Sierra Corporate Center, Reno, NV	1,137	2,534	—	—	1,574	4,108	—	—	4,108	N/A	1999
South River Office, Cranbury Township, NJ	—	—	—	—	—	1,126	—	—	1,126	N/A	1998
Telco, Edgewood, CO	—	1,405	—	—	15	1,420	—	—	1,420	N/A	2000
Temple Retail, Temple, TX	257	747	—	—	476	1,223	—	—	1,223	N/A	2000
Wood Village, Portland, OR	—	748	—	—	415	1,163	—	—	1,163	N/A	1999

Total	$158,226	$113,121	$50,206	$—	$70,400	$135,084	$99,769	$—	$234,853

  (A)
  The aggregate cost for Federal income tax purposes is approximately $235 million.
  (B)
  All real estate investments have been held for sale since acquisition and are therefore not depreciated.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS

AND ACCUMULATED DEPRECIATION

December 31, 2001

(In thousands)

        Changes in real estate investments and accumulated depreciation for the three years ended December 31, 2001 are as follows:

	2001	2000	1999
Real estate investments:
Balance at beginning of year	$220,021	$219,390	$91,501
Additions and improvements	161,903	207,206	266,255
Sales and transfers	(147,071)	(206,575)	(138,366)

Balance at end of year	$234,853	$220,021	$219,390

QuickLinks

  (Mark One)
DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
  Company Overview
  Competitive Advantages
  Competitive Environment
  Long-Term Growth Strategy
  Global Services Segment
  Development and Investment
  Competition
  Employees
  Insurance
  Trademarks
  Environmental Liability
  Government Regulation
  Risk Factors
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT ' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Overview
  Critical Accounting Policies
  Impairment of Goodwill and Other Intangibles
  Impairment of E-Commerce Investments
  Interest Rate Swap Agreement
  Restructuring Charges
  Results of Operations
  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
  Quarterly Results of Operations and Seasonality
  Liquidity and Capital Resources
  Investments in Unconsolidated Subsidiaries
  Effects of Inflation
  Forward-Looking Statements
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURE
FORM 10-K-ITEM 14(a)(1) and (2) TRAMMELL CROW COMPANY AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT AUDITORS
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule III
Note to Schedule III