Form 10-Q
period 2002-03-31
TRAMMELL CROW CO
filed 2002-05-15
CIK 1022438

Use these links to rapidly review the document
TRAMMELL CROW COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At May 9, 2002 there were 35,848,145 shares of Common Stock outstanding.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,419	$38,059
Accounts receivable, net of allowance for doubtful accounts of $4,566 in 2002 and $5,123 in 2001	140,301	160,639
Receivables from affiliates	3,073	4,999
Notes and other receivables	13,231	19,752
Income taxes recoverable	4,201	—
Deferred income taxes	3,150	3,182
Real estate held for sale	218,263	234,853
Other current assets	22,355	20,235

Total current assets	433,993	481,719
Furniture and equipment, net	31,150	33,790
Deferred income taxes	26,243	26,239
Investments in unconsolidated subsidiaries	59,800	55,084
Goodwill, net	74,218	74,230
Other assets	26,197	28,083

	$651,601	$699,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$31,584	$37,875
Accrued expenses	76,520	108,616
Payables to affiliates	1,609	1,609
Income taxes payable	—	2,973
Current portion of long-term debt	21,334	11,167
Current portion of capital lease obligations	4,567	4,689
Notes payable on real estate held for sale	132,135	158,226
Other current liabilities	10,285	11,214

Total current liabilities	278,034	336,369
Long-term debt, less current portion	55,000	43,000
Capital lease obligations, less current portion	2,499	3,157
Other liabilities	170	537

Total liabilities	335,703	383,063
Minority interest	27,632	29,959
Stockholders' equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 35,879,515 shares issued and 35,799,380 shares outstanding in 2002, and 35,879,515 shares issued and 35,584,423 shares outstanding in 2001	359	359
Paid-in capital	176,354	176,354
Retained earnings	114,696	115,084
Accumulated other comprehensive loss	(1,161)	(1,331)
Less: Treasury stock	(803)	(2,951)
Unearned stock compensation, net	(1,179)	(1,392)

Total stockholders' equity	288,266	286,123

	$651,601	$699,145

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31
	2002	2001
	(in thousands, except share and per share data)
REVENUES
Global Services:
Corporate:
Facilities management	$53,293	$41,828
Corporate advisory services	22,904	25,885
Project management services	13,268	12,610

	89,465	80,323
Institutional:
Property management	41,092	42,987
Brokerage	20,260	26,939
Construction management	2,496	4,421

	63,848	74,347
Income from investments in unconsolidated subsidiaries	555	159
Other	138	182

	154,006	155,011
Development and Investment:
Development and construction fees	14,604	16,409
Income from investments in unconsolidated subsidiaries	423	353
Gain on disposition of real estate	912	2,273
Other	273	445

	16,212	19,480

	170,218	174,491
COSTS AND EXPENSES
Salaries, wages and benefits	120,479	117,433
Commissions	17,627	20,223
General and administrative	24,478	25,818
Depreciation	4,031	3,785
Amortization	1,213	3,113
Interest	2,574	4,348
Minority interest	(511)	(262)

	169,891	174,458

Income before income taxes	327	33
Income tax expense	131	13

Net income	$196	$20

Earnings per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted average common shares outstanding:
Basic	35,478,794	35,218,301
Diluted	36,660,394	36,530,930

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months ended March 31, 2002 (Unaudited) and Year ended December 31, 2001
(in thousands, except share data)

	Common Shares
			Common Stock Par Value	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unearned Stock Compensation
	Issued	Treasury							Total
Balance at January 1, 2001	35,850,308	500,736	$358	$176,374	$123,207	$(366)	$(5,841)	$(2,773)	$290,959
Net loss	—	—	—	—	(5,211)	—	—	—	(5,211)
Issuance of restricted stock	—	(7,562)	—	—	(2)	—	88	(86)	—
Forfeiture of restricted stock	—	39,992	—	(132)	—	—	(410)	275	(267)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	1,192	1,192
Issuance of common stock	29,207	(697,574)	1	112	(2,910)	—	7,856	—	5,059
Stock repurchase	—	459,500	—	—	—	—	(4,644)	—	(4,644)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,094)	—	—	(1,094)
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	129	—	—	129

Balance at December 31, 2001	35,879,515	295,092	359	176,354	115,084	(1,331)	(2,951)	(1,392)	286,123
Net income	—	—	—	—	196	—	—	—	196
Forfeiture of restricted stock	—	1,281	—	—	—	—	(15)	5	(10)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	208	208
Issuance of common stock	—	(216,238)	—	—	(584)	—	2,163	—	1,579
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(40)	—	—	(40)
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	210	—	—	210

Balance at March 31, 2002	35,879,515	80,135	$359	$176,354	$114,696	$(1,161)	$(803)	$(1,179)	$288,266

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31
	2002	2001
	(in thousands)
Operating activities
Cash flows from earnings:
Net income	$196	$20
Reconciliation of net income to net cash provided by earnings
Depreciation	4,031	3,785
Amortization	1,213	3,113
Amortization of employment contracts and unearned compensation	633	822
Bad debt expense	18	275
Minority interest	(511)	(262)
Deferred income tax provision	(81)	—
Income from investments in unconsolidated subsidiaries	(978)	(512)

Net cash provided by earnings	4,521	7,241
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	20,320	9,088
Receivables from affiliates	1,926	515
Notes receivable and other assets	4,585	(4,098)
Real estate held for sale	(17,480)	(13,457)
Notes payable on real estate held for sale	7,010	7,125
Accounts payable and accrued expenses	(38,093)	(30,944)
Payables to affiliates	—	(148)
Income taxes payable/recoverable	(7,174)	(5,881)
Other liabilities	(942)	113

Net cash flows from changes in working capital	(29,848)	(37,687)

Net cash used in operating activities	(25,327)	(30,446)

Investing activities
Expenditures for furniture and equipment	(842)	(3,728)
Acquisitions of real estate service companies	—	(1,071)
Investments in unconsolidated subsidiaries	(4,879)	(3,748)
Distributions from unconsolidated subsidiaries	1,807	899

Net cash used in investing activities	(3,914)	(7,648)

Financing activities
Principal payments on long-term debt and capital lease obligations	(81,283)	(117,947)
Proceeds from long-term debt	102,121	125,131
Contributions from minority interest	374	—
Distributions to minority interest	(2,190)	(4,763)
Proceeds from exercise of stock options	416	256
Proceeds from issuance of common stock	1,163	1,907

Net cash provided by financing activities	20,601	4,584

Net decrease in cash and cash equivalents	(8,640)	(33,510)
Cash and cash equivalents, beginning of period	38,059	55,637

Cash and cash equivalents, end of period	$29,419	$22,127

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31
	2002	2001
	(in thousands)
Net income	$196	$20
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit of $35 in 2002 and $491 in 2001	(40)	(918)
Change in fair value of interest rate swap agreement, net of tax of $144 in 2002	210	—

Comprehensive income (loss)	$366	$(898)

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002
(in thousands, except share and per share data)
(Unaudited)

1.    General

        The consolidated interim financial statements of Trammell Crow Company (the "Company") included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under accounting principles generally accepted in the United States ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

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

Earnings Per Share

        The weighted-average common shares outstanding used to calculate diluted earnings per share for the three months ended March 31, 2002 and 2001 include 1,181,600 and 1,312,629 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock.

New Accounting Pronouncements

        Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangibles ("FAS 141/142"). In accordance with these statements, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. These impairment tests are based on the comparison of the fair value of each of the Company's reporting units to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a writedown to goodwill is to be recognized. The Company identified its reporting units to mirror its two segments, Global Services and Development and Investment, as each segment's underlying business units have similar long-term economic characteristics and service deliveries. The Company has performed the required impairment test as of January 1, 2002, and has determined that no impairment of its goodwill exists. Income before income taxes and net income for the three months ended March 31, 2001, would have increased $1,094 and $639 ($0.02 per share), respectively, had goodwill not been amortized in such period.

        In addition, the Company also adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no significant impact on the Company's financial position and results of operations as a result of the adoption.

Reclassifications

        Effective January 1, 2002, the Company transferred operational responsibility for its e-commerce initiatives to management of the Global Services group, as it views these initiatives as integral parts of its service platform, not as separate businesses. Consequently, the E-Commerce segment reported in 2001 has been included with the Global Services segment in 2002. Amounts related to e-commerce activities for the three months ended March 31, 2002, have been presented under this segment format, and have been reclassified to conform to this presentation for the three months ended March 31, 2001. These reclassifications did not impact net income (see Note 9).

2.    Real Estate Held for Sale

        During the three months ended March 31, 2002, the Company sold four real estate projects for an aggregate sales price of $5,602, resulting in an aggregate gain on disposition of $618. In one other transaction, the Company recognized $294 of deferred gain from a disposition in a prior period. During the three months ended March 31, 2001, the Company sold eight real estate projects for an aggregate net sales price of $19,396, resulting in an aggregate gain on disposition of $1,532. In three other transactions, the Company recognized an aggregate of $741 of deferred gain resulting from dispositions in prior periods.

        During the three months ended March 31, 2002, upon substantial completion of two real estate projects under development, the Company and outside partners contributed a total of $2,703 and $30,398, respectively, to the Company's consolidated real estate subsidiaries owning such projects. The funds were used to pay off debt totaling $33,101, and the Company was released from its guarantees of such debt. As it no longer exercised control over the entities, during the three months ended March 31, 2002, the Company began using the equity method of accounting for these two real estate subsidiaries, resulting in a non-cash reduction of real estate held for sale totaling $33,776 and a non-cash increase in investments in unconsolidated subsidiaries totaling $675. During the three months ended March 31, 2001, the Company sold 75% of its interest in a partnership that owned real estate at a purchase price equal to $2,238 (75% of the partnership's net book value) and provided partial financing of the purchase price in the amount of $186. No gain or loss was recognized on this transaction.

3.    Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries consist of the following:

	March 31, 2002	December 31, 2001
Real estate development	$37,339	$32,918
Other	22,461	22,166

	$59,800	$55,084

        The Company owns approximately 10.0% of the outstanding stock of Savills plc ("Savills"), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia. The investment is classified as an "other" investment in the table above.

        Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	For the Three Months Ended March 31
	2002	2001
Real Estate Development:
Total revenues	$14,675	$11,883
Total expenses	11,643	7,671

Net income	$3,032	$4,212

Other:
Total revenues	$77,356	$80,538
Total expenses	77,008	75,692

Net income	$348	$4,846

Total:
Total revenues	$92,031	$92,421
Total expenses	88,651	83,363

Net income	$3,380	$9,058

4.    Accrued Expenses

        Accrued expenses consist of the following:

	March 31, 2002	December 31, 2001
Payroll and bonuses	$22,113	$37,175
Commissions	25,716	34,260
Deferred income	8,527	10,706
Development costs	3,032	4,570
Interest	1,585	1,998
Restructuring charges (see Note 10)	5,597	6,826
Insurance	2,299	1,943
Other	7,651	11,138

	$76,520	$108,616

5.    Long-Term Debt

        Long-term debt consists of the following:

	March 31, 2002	December 31, 2001
Borrowings under a $150,000 line of credit with a bank	$55,000	$43,000
Borrowings under a $25,000 discretionary line of credit with a bank	14,700	6,500
Other	6,634	4,667

Total long-term debt	76,334	54,167
Less current portion of long-term debt	21,334	11,167

	$55,000	$43,000

        Borrowings under the Company's $25,000 discretionary line of credit limit the borrowings under the $150,000 line of credit.

        At March 31, 2002, the Company had an unused borrowing capacity (taking into account letters of credit outstanding and limitations from borrowings under the $25,000 discretionary line and from certain financial covenants) under its $150,000 line of credit of approximately $33,945.

6.    Stockholders' Equity

        A summary of the Company's stock option activity for the three months ended March 31, 2002 is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $10.00 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2001	1,288,179	2,863,453	2,979,552	217,298	7,348,482
Granted	—	—	—	—	—
Exercised	(80,934)	(9,250)	—	—	(90,184)
Forfeited	—	(18,000)	(144,897)	(5,556)	(168,453)

March 31, 2002	1,207,245	2,836,203	2,834,655	211,742	7,089,845

Options exercisable at March 31, 2002	1,207,245	698,953	2,385,643	191,427	4,483,268

7.    Financial Instruments

        In September 1998, as required under the Company's $150,000 line of credit, the Company entered into an interest rate swap to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes. On March 24, 2000, the Company renewed an existing interest rate swap agreement for a 12-month period ending March 24, 2001, with a notional amount of $100,000 through March 24, 2001. This swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company's variable rate debt. On March 24, 2001, the interest rate swap agreement was renewed for a 24-month period ending March 24, 2003, with a notional amount of $150,000. This swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company's variable rate debt. Under these swap agreements, if the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is paid to the Company and recorded as a reduction of interest expense. The weighted average receive rates under these swap agreements were 1.85% and 5.87% for the three months ended March 31, 2002 and 2001, respectively. In connection with these agreements, the Company recorded incremental interest expense of $77, excluding the liability reduction discussed below, and $165 for the three months ended March 31, 2002 and 2001, respectively.

        As of November 1, 2001, the Company effectively elected hedge accounting treatment as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, for its interest rate swap agreement. Provided that a specified range of effectiveness is maintained, the effective portion of changes in fair value of the interest rate swap agreement is reported as a separate component of other comprehensive income. Any remaining changes in fair value of the interest rate swap agreement are recognized in current period earnings. Payments under the interest rate swap agreement are charged to the liability recorded prior to the hedge designation, therefore benefiting net income. During the three months ended March 31, 2002, the Company recorded $996 of payments against its liability that would have been recorded to interest expense, had the interest rate swap agreement not been designated as a hedge. The liability balance related to the interest rate swap agreement was $2,565 at March 31, 2002. Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (while it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. No change in fair value was recorded in the three months ended March 31, 2001.

8.    Commitments and Contingencies

        At March 31, 2002, the Company has guaranteed $76,415 of real estate notes payable of its unconsolidated subsidiaries. These notes are secured by the underlying real estate and have maturity dates through May 2005. With respect to two of the projects to which these guarantees relate, the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related debt upon completion of the project or has long-term leases with or guaranteed by investment grade companies, which management believes mitigates its risk of incurring any future liability under the guarantees. The aggregate amount the Company has guaranteed with respect to these two projects totals $48,891 at March 31, 2002. In addition, with respect to another project to which these guarantees relate, the Company has been indemnified by the outside partner in the project for $6,250 of the $12,500 guarantee at March 31, 2002.

        At March 31, 2002, the Company has outstanding letters of credit totaling $23,728, of which $5,044 is recorded in other current liabilities and $1,826 is included in notes payable on real estate held for sale. The letters of credit expire at varying dates through October 2003.

        In addition, at March 31, 2002, the Company has numerous completion and budget guarantees relating to development projects. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company being liable for costs to complete in excess of such budget. However, the Company generally has "guaranteed maximum price" contracts with reputable general contractors, which are intended to pass the budget risk to such contractors. Management does not expect the Company to incur any material losses under these guarantees.

        The Company has a commitment to fund its share of additional capital requirements of Trammell Crow Investment Fund IV, L.P., an unconsolidated discretionary development and investment fund in which the Company holds a 37% limited partnership interest, upon request of its general partner, Realty Holdings, Inc., up to a maximum of $14,800. Through March 31, 2002, the Company has funded $6,845 of this commitment, which represents all the additional capital contributions requested through such date.

        The Company and its subsidiaries are defendants in lawsuits that arise in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's results of operations or financial position.

9.    Segment Information

Description of Services by Segment

        The Global Services segment includes property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both corporate and institutional customers. During the first quarter of 2002, the Company transferred operational responsibility for its e-commerce initiatives to management of the Global Services group, as it views these initiatives as integral parts of its services platform, not as separate businesses. Accordingly, the Company's reportable segments have changed in 2002 to report e-commerce initiatives, including related overhead, within its Global Services segment.

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

Factors Management Used to Identify the Company's Reportable Segments

        The Company's reportable segments are defined by the nature of the service provided and activities conducted. Because development services require specialized knowledge, the Company's organizational structure allows the group of individuals with specialized knowledge and experience in development activities to perform these services with greater focus through the Company's Development and Investment segment. The Global Services segment allows the Company to better utilize resources for the provision of similar services in specific geographic areas.

        Substantially all of the Company's revenues are from customers located in the United States. No individual customer accounts for more than 10% of the Company's revenues.

        Summarized financial information for the Company's two reportable segments follows:

	Three Months Ended March 31
	2002	2001(1)
Global Services:
Total revenues	$154,006	$155,011
Costs and expenses (2)	154,501	152,250

Income (loss) before income taxes	(495)	2,761
Depreciation and amortization	4,968	6,201
Interest expense	563	1,701

EBITDA (3)	$5,036	$10,663

Development and Investment:
Total revenues	$16,212	$19,480
Costs and expenses (2)	15,390	22,208

Income (loss) before income taxes	822	(2,728)
Depreciation and amortization	276	697
Interest expense	2,011	2,647

EBITDA (3)	$3,109	$616

Total:
Total revenues	$170,218	$174,491
Costs and expenses (2)	169,891	174,458

Income before income taxes	327	33
Depreciation and amortization	5,244	6,898
Interest expense	2,574	4,348

EBITDA (3)	$8,145	$11,279

	March 31, 2002	December 31, 2001
Total Assets:
Global Services	$333,426	$331,322
Development and Investment	318,175	367,823

Total consolidated assets	$651,601	$699,145

(1)
The 2001 segment information has been reclassified to reflect the inclusion of the Company's E-Commerce segment within the Global Services segment, as a result of the Company's organizational change effective January 1, 2002 (see Note 1).

(2)
Costs and expenses for the three months ended March 31, 2002 and 2001 include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $591 and $750 related to the Global Services segment and $42 and $72 related to the Development and Investment segment, respectively.

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

10.    Restructuring Charges

        During 2001, the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure. As part of the reorganization, the Company advised approximately 300 employees across all functions and levels that their jobs were being eliminated as part of a cost-cutting effort focusing on inefficiencies and redundancies. As of March 31, 2002, approximately 275 employees had been terminated under the restructuring plan. In addition, also in 2001, the Company formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations. The accounting restructuring plan contemplated the termination of approximately 200 accounting personnel, 80 of which became ineligible for severance subsequent to the original communication of the plan because the employees resigned or were placed into open positions or onto new customer accounts. As of March 31, 2002, approximately 80 employees had been terminated pursuant to the accounting restructuring plan. The Company anticipates remaining terminations under both plans will be completed during the second quarter of 2002.

        As part of its restructuring plans, primarily during the fourth quarter of 2001, the Company closed several offices and identified offices with excess space that it intends to sublease to third parties. The Company recorded restructuring charges primarily comprised of lease obligations, costs to sublease excess space (offset by estimated future sublease income) and miscellaneous furniture and equipment writeoffs. These accruals will be relieved over the remaining lease terms of the underlying leases over the next ten years.

        No restructuring charges were incurred or recorded in the first quarter of 2002. Activity related to the Company's restructuring accruals for the first quarter of 2002 was as follows:

	Severance and related costs	Lease obligations and related costs
Ending balance, December 31, 2001	$1,849	$4,977
Cash payments	903	326

Ending balance, March 31, 2002	$946	$4,651

11.    Sale of a Business

        Effective March 1, 2002, the Company sold two retail-related businesses to an affiliate of Faison Enterprises, Inc. (the "Faison Sale"). These businesses were engaged primarily in the development of retail centers and the management and leasing of regional malls and were acquired in 1998 as part of the Company's acquisition of Faison & Associates and Faison Enterprises, Inc. (the "Faison Acquisition"). The Company continues to provide leasing and management services of non-retail assets and certain retail projects under contracts acquired in connection with the Faison Acquisition. The Company retained most of the net working capital in the disposed businesses and carried interests in certain development projects and received approximately $1,825 in exchange for such businesses and related assets upon completion of the transaction. The Faison Sale was motivated by changes in the Company's overall retail strategy, operating losses incurred in these businesses, and declining forecasts for future operations of these businesses (primarily due to the downturn in the real estate investment market and continuing consolidation of regional mall ownership into REIT's, which tend to self-manage their properties).

12.    Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below:

	Three Months Ended March 31
	2002	2001
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$(15)	$32
Capital lease obligations	549	497

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

        Trammell Crow Company (the "Company") is one of the largest diversified commercial real estate service firms in North America. The Company's business is organized under two separate national leadership structures. The Global Services Group includes all of the property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both corporate and institutional customers. The Development and Investment Group is a national organization through which all of the Company's real estate, capital markets and investment activities are conducted.

        Within the Global Services segment, with approximately 6,200 full-time equivalent ("FTE") employees, the Company provides services to institutional customers (investors that are not typically the primary occupants of the commercial properties with respect to which services are performed) and corporate customers (users of space who are typically the primary occupants of commercial properties, including multinational corporations, hospitals and universities). Management services provided to institutional customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Transaction services provided to institutional customers include brokerage services such as project leasing and investment sales whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space and land. The management services provided to corporate customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Transaction services provided to corporate customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to corporate customers include functions such as space planning and relocation coordination. Through the Global Services segment, the Company is continuing to focus on opportunities for growth in the service business and is focusing on opportunities to achieve operating efficiencies associated with the delivery of similar services (for example, property management for institutional customers and facilities management for corporate customers) through a consolidated services organization. From a domestic geographic perspective, the Global Services group is organized into 14 different customer-centric "mega-markets," many of which are multi-city. The Company's focus on establishing itself as a dominant brand facilitates the accumulation of strong resources within the "mega-markets."

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

        The Company also conducts activities related to e-commerce including the Company's investments in e-commerce related companies. In 2000, the Company entered into an alliance with other leading real estate service companies to develop e-commerce initiatives that leverage the collective experience and delivery capabilities of the alliance members to benefit their customers and the real estate industry generally. Investments in a web-based procurement platform and a web-based transaction platform, including an Internet listing site for properties available for sale or lease, are intended to make real estate professionals more effective by helping them save time in completing their job responsibilities. Effective January 1, 2002, the Company transferred operational responsibility for its e-commerce related activities to management of the Global Services Group, and, accordingly, the Company now reports these activities in the Global Services segment. E-Commerce activities for 2001 have been reclassified to conform to this presentation and, as a result, differ from amounts previously reported.

Results of Operations—Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        Revenues.    The Company's total revenues decreased $4.3 million, or 2.5%, to $170.2 million in the first quarter of 2002 from $174.5 million in the first quarter of 2001.

Global Services Revenues

Corporate Revenues

        Facilities management revenue, which represented 31.3% of the Company's total revenue in the first quarter of 2002, increased $11.5 million, or 27.5%, to $53.3 million in the first quarter of 2002 from $41.8 million in the first quarter of 2001. The revenue growth resulted from the addition of several new customers and the expansion of services provided to existing customers. Reimbursement of salaries, wages and benefits comprised $10.7 million of the overall increase in facilities management revenue in the first quarter of 2002 compared to the same period in 2001.

        Corporate advisory services revenue, which represented 13.5% of the Company's total revenue in the first quarter of 2002, decreased $3.0 million, or 11.6%, to $22.9 million in the first quarter of 2002 from $25.9 million in the first quarter of 2001. The decrease is due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space.

        Revenues from project management services totaled $13.3 million in the first quarter of 2002 and represented 7.8% of the Company's total revenue in the first quarter of 2002. These revenues increased $0.7 million, or 5.6%, from $12.6 million in the first quarter of 2001. The revenue growth was primarily due to the addition of several new customers and the expansion of services provided to existing customers. The growth was partially offset by the deterioration of the economy and the resulting reduction in corporate customers' project spending.

Institutional Revenues

        Property management revenue, which represented 24.1% of the Company's total revenue in the first quarter of 2002, decreased $1.9 million, or 4.4%, to $41.1 million in the first quarter of 2002 from $43.0 million in the first quarter of 2001. The decrease was primarily the result of the Company's sale of its mall management business to an affiliate of Faison Enterprises, Inc. (the "Faison Sale") in the first quarter of 2002. Revenue also decreased due to an overall reduction in average square footage under management in the first quarter of 2002, as compared to the prior year first quarter, primarily as a result of the Company's exit from certain unprofitable markets subsequent to the first quarter of 2001. A reduction in reimbursement for salaries, wages and benefits comprised $1.1 million of the overall reduction in property management revenue.

        Brokerage revenue, which represented 11.9% of the Company's total revenue in the first quarter of 2002, decreased $6.7 million, or 24.9%, to $20.2 million in the first quarter of 2002, from $26.9 million in the first quarter of 2001. The decrease is due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space. In addition, the average number of brokers employed during the first quarter of 2002 has decreased, as compared to the first quarter of 2001.

        Construction management revenues totaled $2.5 million in the first quarter of 2002, and represented 1.5% of the Company's total revenue in the first quarter of 2002. These revenues decreased $1.9 million, or 43.2%, from $4.4 million in the first quarter of 2001. Construction management revenues are generated from services including space planning and tenant finish coordination for institutional customers in conjunction with property management and leasing assignments, and are directly related to the customer's real estate demands. The decrease is primarily attributable to a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, in addition to a decrease in the average square footage managed by the Company.

Development and Investment Revenues

        Revenues from development and construction fees totaled $14.6 million and represented 8.6% of the Company's total revenue in the first quarter of 2002. These revenues decreased $1.8 million, or 11.0%, from $16.4 million in the first quarter of 2001, primarily due to a decrease in rental revenue from real estate properties held for sale. The decrease in rental revenue was the result of fewer operating properties held by the Company in the first quarter of 2002 as compared to the same period in the prior year, due to the sale of many operating properties subsequent to the first quarter of 2001.

        Gain on disposition of real estate totaled $0.9 million and represented 0.5% of the Company's total revenue in the first quarter of 2002. These gains decreased $1.4 million, or 60.9%, from $2.3 million in the first quarter of 2001. During the first quarter of 2002, the Company sold four real estate projects for an aggregate net sales price of $5.6 million, resulting in an aggregate gain on disposition of $0.6 million, and recognized deferred gain of $0.3 million relating to a disposition in a previous period. During the first quarter of 2001, the Company sold eight real estate projects for an aggregate net sales price of $19.4 million, resulting in an aggregate gain on disposition of $1.5 million and recognized deferred gain of $0.7 million relating to dispositions in previous periods.

        The Company's thematic development activity has remained stable with an increase in development and construction activity related to higher education and healthcare customers, offset by declines in corporate build-to-suits. Some of the Company's development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects. Since the latter part of 1999, the Company has become more cautious in developing speculative real estate. The caution reflects the fact that demand for new product in many of the markets in which the Company operates has declined with the overall downturn in the economy.

        Costs and Expenses.    The Company's costs and expenses decreased $4.6 million, or 2.6%, to $169.9 million in the first quarter of 2002 from $174.5 million in the first quarter of 2001.

        Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by customers ("reimbursed employees"); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed ("unreimbursed employees"); and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. Salaries, wages and benefits expense increased $3.1 million, or 2.6%, to $120.5 million in the first quarter of 2002 from $117.4 million in the first quarter of 2001. The increase was driven by an $8.7 million increase in salaries and benefits for reimbursed employees associated with growth in reimbursed employee headcount (resulting primarily from growth in the Company's outsourcing business), offset by a $7.3 million decrease in salaries and benefits for unreimbursed employees, as a result of the Company's cost-reduction efforts undertaken beginning in the second quarter of 2001. In addition, both reimbursed and unreimbursed salaries, wages and benefits decreased due to a reduction in headcount resulting from the Faison Sale.

        Commissions decreased $2.6 million, or 12.9%, to $17.6 million in the first quarter of 2002 from $20.2 million in the first quarter of 2001. The decrease in commission expense was primarily driven by a decrease in the Company's corporate advisory services and brokerage revenue, due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space. The percentage decrease in commission expense does not correspond directly to the percentage decrease in corporate advisory services and brokerage revenue due to changes made to compensation structures for various project leasing and investment sales brokers subsequent to the first quarter of 2001; the compensation structures in the first quarter of 2002 include less fixed compensation and more variable compensation at higher commission rates.

        General and administrative expenses decreased $1.3 million, or 5.0%, to $24.5 million in the first quarter of 2002 from $25.8 million in the first quarter of 2001. This expense decrease is primarily the result of company-wide cost reduction efforts undertaken beginning in the second quarter of 2001.

        Depreciation and amortization decreased $1.7 million, or 24.6%, to $5.2 million in the first quarter of 2002 from $6.9 million in the first quarter of 2001. This decrease is primarily comprised of a decrease of $1.9 million of amortization expense, of which $0.9 million of the decrease was due to the Company's adoption on January 1, 2002, of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and intangible assets deemed to have indefinite lives are no longer amortized. In addition, the Company also incurred less amortization expense as a result of goodwill and intangible asset writedowns recorded in the fourth quarter of 2001.

        Interest expense decreased $1.7 million, or 39.5%, to $2.6 million in the first quarter of 2002 from $4.3 million in the first quarter of 2001. The decrease in interest expense is a result of lower interest rates related to the Company's revolving line of credit and lower average outstanding balances in the first quarter of 2002. During the first quarter of 2002, the Company recorded $1.0 million of payments against its interest rate swap agreement liability that would have been recorded to interest expense had the interest rate swap agreement not been designated as a hedge effective November 1, 2001.

        Minority interest decreased $0.2 million, or 66.7%, to $(0.5) million in the first quarter of 2002 from $(0.3) million in the first quarter of 2001. The decrease is primarily a result of larger first quarter 2002 losses in consolidated entities in which outside parties have an interest, compared with smaller losses in these same entities in the first quarter of 2001.

        Income Before Income Taxes.    The Company's income before income taxes increased $0.30 million, or 1,000.0%, to $0.33 million in the first quarter of 2002 from income of $0.03 million in the first quarter of 2001 due to the fluctuations in revenues and expenses described above.

        Net Income.    Net income increased $0.18 million, or 900.0%, to $0.20 million in the first quarter of 2002 from income of $0.02 million in the first quarter of 2001 due to the fluctuations in revenues and expenses described above.

Write-off of Capitalized Pursuit Costs

        In the second quarter of 2002, the Company expects to record a write-off of pursuit costs capitalized on a consolidated joint venture with an impact on income before income taxes of $1.1 million ($0.02 per share after income taxes). These costs relate to an international pursuit that had elements of both an acquisition and a large long-term outsourcing contract. The Company had been negotiating with another party for over a year and the deal concluded unsuccessfully upon the other party's withdrawal from the transaction during the second quarter of 2002.

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

        Net cash used in operating activities totaled $25.3 million for the three months ended March 31, 2002, compared to $30.4 million for the same period in 2001. Cash used by operating activities, excluding the change in real estate held for sale and related borrowings, decreased to $14.9 million in 2002 as compared to $24.1 million in 2001. This decrease in cash used was offset by an increase to $10.5 million of cash used, net of related borrowings, to acquire real estate held for sale, net of dispositions, in the first quarter of 2002 compared to $6.3 million for the same period in 2001.

        Net cash used in investing activities totaled $3.9 million for the three months ended March 31, 2002, compared to net cash used in investing activities of $7.6 million for the same period in 2001. This change is primarily due to a decrease in cash used for furniture and equipment expenditures, primarily computer equipment under capital leases, to $0.8 million in 2002 compared to $3.7 million in 2001. In addition, the Company had no expenditures in 2002 related to acquisitions of other real estate service companies, as compared to $1.1 million of cash used in 2001 for earn out payments relating to acquisitions made in the prior year. These decreases in cash used were offset by an increase in cash used for investments in unconsolidated subsidiaries, net of distributions, to $3.1 million in 2002 compared to $2.8 million in 2001.

        Net cash provided by financing activities totaled $20.6 million for the three months ended March 31, 2002, compared to $4.6 million for the same period in 2001. This change is attributable to borrowings, net of payments, in 2002 of $20.8 million, primarily under the Credit Facility (described below), compared to net borrowings of $7.2 million in 2001. In addition, the Company made distributions, net of contributions, to minority interest holders of $1.8 million in 2002, compared to distributions to minority interest holders of $4.8 million in 2001. The Company also received $1.6 million in 2002 from the exercise of stock options and issuance of common stock, compared to $2.2 million in 2001.

        In December 2000, the Company obtained a $150.0 million revolving line of credit, which was subsequently amended in December 2001 to revise certain financial covenants, (the "Credit Facility") arranged by Bank of America, N.A., as the administrative agent (the "Administrative Agent"), which replaced the Company's prior revolving line of credit. Under the terms of the Credit Facility, the Company can obtain loans, which are Base Rate Loans, or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin, which ranges from 0% to 0.5% depending on the Company's leverage ratio. The base rate is the higher of the prime lending rate announced from time to time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.625% to 2.25%, depending upon the Company's leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets, restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. As it takes longer for the Company to dispose of real estate investments in a weaker economy, the current economic slow down could adversely impact the Company's ability to comply with certain of the real estate-related financial covenants in the Company's Credit Facility, which could negatively impact the Company's borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company's EBITDA, as defined in the Credit Agreement, a decline in the Company's overall operations could adversely impact the Company's ability to comply with these financial covenants and, in turn, the Company's borrowing capacity. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

        The Credit Facility requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $50.0 million ensuring the net interest is fixed, capped or hedged. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period ending March 24, 2003 with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The weighted average receive rate for the interest rate swap agreement was 1.85% for the three months ended March 31, 2002. The Company's participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes.

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

        At March 31, 2002, the Company had outstanding borrowings of $55.0 million under the Credit Facility and $14.7 million under the Discretionary Line. The Company's unused borrowing capacity (taking into account letters of credit outstanding, limitations from borrowings under the Discretionary Line and limitations from certain financial covenants) under the Credit Facility was $33.9 million at March 31, 2002. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

        The Company has various commitments that could impact its liquidity as summarized below:

Commitments

	Amount of Commitments Expiration
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$16,858	$16,797	$61	$—	$—
Guarantees (1)	76,415	74,517	—	1,898	—
Capital commitments	7,955	7,955	—	—	—

Total Commitments	$101,228	$99,269	$61	$1,898	$—

(1)
With respect to two of the projects to which these guarantees relate (totaling $48.9 million at March 31, 2002), the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related note payable upon completion of the project or has long-term leases with or guaranteed by investment grade companies. In addition, with respect to another project to which these guarantees relate (totaling $12.5 million at March 31, 2002), the Company has been indemnified by the outside partner in the project for $6.3 million of the guarantee.

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

Forward-Looking Statements

        Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believe," "anticipate," "expect," "envision," "project," "budget," "target," "should," "foresee," and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to identify and implement cost reduction measures (including those undertaken in connection with the previously announced internal reorganization) and achieve economies of scale, (iii) the ability of the Company to implement and manage effectively its e-commerce initiatives, (iv) the ability of the Company to compete effectively in the international arena, (v) the ability of the Company to attract new corporate and institutional customers, (vi) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company's participation as a principal in real estate investments, (vii) the Company's ability to continue to pursue its growth strategy, (viii) the Company's ability to compete in highly competitive national and local business lines, and (ix) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and customers' willingness to make real estate commitments) and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading "Risk Factors" in "Item 1. Business"" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. However, due to its purchase of an interest rate swap agreement, which the Company uses to hedge a portion, but not all, of its exposure to fluctuations in interest rate, the effects of interest rate changes are limited. The Company's earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Europe, Asia and Australia. There have been no significant changes in the interest rate or foreign currency market risks since December 31, 2001.

PART II—OTHER INFORMATION

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

(b)
Reports on Form 8-K filed since December 31, 2001:

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

Date: May 15, 2002