Form 10-Q
period 2002-06-30
TRAMMELL CROW CO
filed 2002-08-14
CIK 1022438

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002,
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At August 8, 2002, there were 36,117,254 shares of Common Stock outstanding.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,392	$38,059
Accounts receivable, net of allowance for doubtful accounts of $4,627 in 2002 and $5,123 in 2001	113,567	160,639
Receivables from affiliates	1,019	4,999
Notes and other receivables	16,391	19,752
Income taxes recoverable	2,022	—
Deferred income taxes	3,170	3,182
Real estate held for sale	196,936	234,853
Other current assets	20,651	20,235

Total current assets	393,148	481,719
Furniture and equipment, net	28,105	33,790
Deferred income taxes	26,266	26,239
Investments in unconsolidated subsidiaries	78,416	55,084
Goodwill, net	74,212	74,230
Other assets	23,936	28,083

	$624,083	$699,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$24,893	$37,875
Accrued expenses	85,663	108,616
Payables to affiliates	9	1,609
Income taxes payable	—	2,973
Current portion of long-term debt	9,527	11,167
Current portion of capital lease obligations	4,171	4,689
Notes payable on real estate held for sale	128,256	158,226
Other current liabilities	10,466	11,214

Total current liabilities	262,985	336,369
Long-term debt, less current portion	38,000	43,000
Capital lease obligations, less current portion	1,746	3,157
Other liabilities	85	537

Total liabilities	302,816	383,063
Minority interest	28,783	29,959
Stockholders' equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 35,984,648 shares issued and 35,973,245 shares outstanding in 2002, and 35,879,515 shares issued and 35,584,423 shares outstanding in 2001	360	359
Paid-in capital	177,277	176,354
Retained earnings	118,161	115,084
Accumulated other comprehensive loss	(1,833)	(1,331)
Less: Treasury stock	(116)	(2,951)
Unearned stock compensation, net	(1,365)	(1,392)

Total stockholders' equity	292,484	286,123

	$624,083	$699,145

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(in thousands, except share and per share data)
REVENUES
Global Services:
Corporate:
Facilities management	$53,767	$42,908	$107,011	$84,722
Corporate advisory services	23,660	26,866	46,547	52,736
Project management services	14,141	12,052	26,894	24,071

	91,568	81,826	180,452	161,529
Institutional:
Property management	36,220	44,131	76,267	86,246
Brokerage	26,707	34,742	46,950	61,666
Construction management	2,257	3,544	4,753	7,965

	65,184	82,417	127,970	155,877
Income from investments in unconsolidated subsidiaries	613	651	1,168	810
Other	84	205	222	387

	157,449	165,099	309,812	318,603
Development and Investment:
Development and construction fees	13,589	18,119	28,057	34,439
Income from investments in unconsolidated subsidiaries	3,929	4,366	4,352	4,719
Gain on disposition of real estate	3,853	2,294	4,765	4,567
Other	146	334	419	779

	21,517	25,113	37,593	44,504

	178,966	190,212	347,405	363,107
COSTS AND EXPENSES
Salaries, wages and benefits	116,037	113,523	234,737	229,360
Commissions	20,612	26,228	38,239	46,451
General and administrative	27,673	31,413	52,151	57,231
Depreciation	3,876	4,085	7,907	7,870
Amortization	1,588	2,908	2,801	6,021
Interest	2,711	3,873	5,285	8,221
Minority interest	(1,385)	63	(1,896)	(199)
Writedowns due to impairment of intangibles	1,149	—	1,149	—
Restructuring charges	—	947	—	947

	172,261	183,040	340,373	355,902

Income before income taxes	6,705	7,172	7,032	7,205
Income tax expense	2,961	2,907	3,092	2,920

Net income	$3,744	$4,265	$3,940	$4,285

Earnings per share:
Basic	$0.10	$0.12	$0.11	$0.12

Diluted	$0.10	$0.12	$0.11	$0.12

Weighted average common shares outstanding:
Basic	35,676,311	35,355,638	35,575,672	35,287,438
Diluted	37,063,012	36,408,303	36,859,823	36,470,085

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2002 (Unaudited) and Year Ended December 31, 2001
(in thousands, except share data)

	Common Shares					Accumulated Other Comprehensive Loss
			Common Stock Par Value	Paid-In Capital	Retained Earnings		Treasury Stock	Unearned Stock Compensation
	Issued	Treasury							Total
Balance at January 1, 2001	35,850,308	500,736	$358	$176,374	$123,207	$(366)	$(5,841)	$(2,773)	$290,959
Net loss	—	—	—	—	(5,211)	—	—	—	(5,211)
Issuance of restricted stock	—	(7,562)	—	—	(2)	—	88	(86)	—
Forfeiture of restricted stock	—	39,992	—	(132)	—	—	(410)	275	(267)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	1,192	1,192
Issuance of common stock	29,207	(697,574)	1	112	(2,910)	—	7,856	—	5,059
Stock repurchase	—	459,500	—	—	—	—	(4,644)	—	(4,644)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,094)	—	—	(1,094)
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	129	—	—	129

Balance at December 31, 2001	35,879,515	295,092	359	176,354	115,084	(1,331)	(2,951)	(1,392)	286,123
Net income	—	—	—	—	3,940	—	—	—	3,940
Issuance of restricted stock	30,000	—	—	416	—	—	—	(416)	—
Forfeiture of restricted stock	—	4,370	—	—	—	—	(50)	17	(33)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	426	426
Issuance of common stock	75,133	(288,059)	1	507	(863)	—	2,885	—	2,530
Foreign currency translation adjustment, net of tax	—	—	—	—	—	84	—	—	84
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	(586)	—	—	(586)

Balance at June 30, 2002	35,984,648	11,403	$360	$177,277	$118,161	$(1,833)	$(116)	$(1,365)	$292,484

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2002	2001
	(in thousands)
Operating activities
Cash flows from earnings:
Net income	$3,940	$4,285
Reconciliation of net income to net cash provided by earnings:
Depreciation	7,907	7,870
Amortization	2,801	6,021
Amortization of employment contracts and unearned compensation	1,416	1,595
Bad debt expense	952	2,315
Writedowns due to impairment of intangibles	1,149	—
Minority interest	(1,896)	(199)
Deferred income tax provision	326	—
Income from investments in unconsolidated subsidiaries	(5,520)	(5,529)

Net cash provided by earnings	11,075	16,358
Changes in operating assets and liabilities:
Accounts receivable	46,120	13,700
Receivables from affiliates	3,980	(3,222)
Notes receivable and other assets	1,714	1,166
Real estate held for sale	(20,658)	(17,710)
Notes payable on real estate held for sale	12,531	8,817
Accounts payable and accrued expenses	(34,378)	(15,033)
Payables to affiliates	(1,600)	(287)
Income taxes payable/recoverable	(4,995)	(4,686)
Other liabilities	(2,185)	711

Net cash flows from changes in working capital	529	(16,544)

Net cash provided by (used in) operating activities	11,604	(186)

Investing activities
Expenditures for furniture and equipment	(1,861)	(6,870)
Acquisitions of real estate service companies	—	(1,078)
Investments in unconsolidated subsidiaries	(6,857)	(12,810)
Distributions from unconsolidated subsidiaries	8,595	2,325

Net cash used in investing activities	(123)	(18,433)

Financing activities
Principal payments on long-term debt and capital lease obligations	(175,513)	(200,400)
Proceeds from long-term debt	166,115	188,882
Contributions from minority interest	374	1,400
Distributions to minority interest	(3,654)	(7,523)
Purchase of common stock	—	(2,241)
Proceeds from exercise of stock options	1,367	889
Proceeds from issuance of common stock	1,163	1,907

Net cash used in financing activities	(10,148)	(17,086)

Net increase (decrease) in cash and cash equivalents	1,333	(35,705)
Cash and cash equivalents, beginning of period	38,059	55,637

Cash and cash equivalents, end of period	$39,392	$19,932

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(in thousands)
Net income	$3,744	$4,265	$3,940	$4,285
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $(94) and $(59) in the three and six months ended June 30, 2002, respectively, and tax benefit of $351 and $843 in the three and six months ended June 30, 2001, respectively	124	(506)	84	(1,424)
Change in fair value of interest rate swap agreement, net of tax benefit of $543 and $399 in the three and six months ended June 30, 2002, respectively	(796)	—	(586)	—

Comprehensive income	$3,072	$3,759	$3,438	$2,861

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(in thousands, except share and per share data)

(Unaudited)

1. General

        The condensed consolidated interim financial statements of Trammell Crow Company (the "Company") included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under accounting principles generally accepted in the United States ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

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

Income Taxes

        The Company accounts for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal and state income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.

Earnings Per Share

        The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 2002, include 1,386,701 and 1,284,151 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock. The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and six months June 30, 2001, include 1,052,665 and 1,182,647 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock.

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

        The Company has performed the required impairment test as of January 1, 2002, and has determined that no impairment of its goodwill exists. Income before income taxes and net income would have increased $1,216 and $710 ($0.02 per share), respectively, for the three months ended June 30, 2001, and $2,310 and $1,349 ($0.04 per share), respectively, for the six months ended June 30, 2001, had goodwill not been amortized in such period.

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

Reclassifications

        Effective January 1, 2002, the Company transferred operational responsibility for its e-commerce initiatives to management of the Global Services group, as it views these initiatives as integral parts of its service platform, not as separate businesses. Consequently, the E-Commerce segment reported in 2001 has been included with the Global Services segment in 2002. Amounts related to e-commerce activities for the three and six months ended June 30, 2002, have been presented under this segment format, and have been reclassified to conform to this presentation for the three and six months ended June 30, 2001. These reclassifications did not impact net income (see Note 9).

        Certain revenues and expenses for the three and six months ended June 30, 2001, have been reclassified to conform to the presentation for the three and six months ended June 30, 2002. As a result, certain revenue and expense items differ from the amounts reported in previously filed documents. These reclassifications do not impact net income.

2. Real Estate Held for Sale

        During the six months ended June 30, 2002, the Company sold nine real estate projects for an aggregate net sales price of $24,488 resulting in an aggregate gain on disposition of $4,471. In one other transaction, the Company recognized an aggregate of $294 of deferred gain resulting from a disposition in a prior period. During the six months ended June 30, 2001, the Company sold 16 real estate projects for an aggregate net sales price of $40,905, resulting in an aggregate gain on disposition of $3,826. In three other transactions, the Company recognized an aggregate of $741 of deferred gain resulting from dispositions in prior periods.

        During the six months ended June 30, 2002, upon substantial completion of two real estate projects under development, the Company and outside partners contributed a total of $2,703 and $30,398, respectively, to the Company's consolidated real estate subsidiaries owning such projects. The funds were used to pay off debt totaling $33,101, and the Company was released from its guarantees of such debt. As it no longer exercised control over the entities, during the six months ended June 30, 2002, the Company began using the equity method of accounting for these two real estate subsidiaries, resulting in a non-cash reduction of real estate held for sale totaling $33,776 and a non-cash increase in investments in unconsolidated subsidiaries totaling $675. Also during the six months ended June 30, 2002, the Company contributed its interest in a real estate project to a new partnership owned 80% by a non-wholly-owned partnership controlled and consolidated by the Company and 20% by partners unrelated to the Company. Because the outside partners control the new partnership, the Company accounts for its interest in this partnership as an equity method investment. The transaction resulted in a non-cash reduction in real estate held for sale totaling $23,711, a non-cash reduction in notes payable on real estate held for sale totaling $9,400, a non-cash reduction in accrued interest totaling $795, a non-cash increase in investment in unconsolidated subsidiaries totaling $18,310, and a non-cash increase in minority interest totaling $4,000. No gains or losses were recognized on these transactions.

        During the six months ended June 30, 2001, the Company sold 75% of its interest in a partnership that owned real estate at a sales price equal to $2,238 (75% of the partnership's net book value) and provided partial financing of the purchase in the amount of $186. No gain or loss was recognized on this transaction.

3. Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries consist of the following:

	June 30, 2002	December 31, 2001
Real estate development	$54,711	$32,918
Other	23,705	22,166

	$78,416	$55,084

        The Company owns approximately 10.0% of the outstanding stock of Savills plc ("Savills"), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia. The investment is accounted for on the equity method and is classified as an "other" investment in the table above.

        Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Real Estate Development:
Total revenues	$21,166	$17,582	$35,841	$29,465
Total expenses	12,476	12,760	24,119	20,431

Net income	$8,690	$4,822	$11,722	$9,034

Other:
Total revenues	$112,723	$86,958	$190,079	$167,496
Total expenses	107,256	81,874	184,264	157,566

Net income	$5,467	$5,084	$5,815	$9,930

Total:
Total revenues	$133,889	$104,540	$225,920	$196,961
Total expenses	119,732	94,634	208,383	177,997

Net income	$14,157	$9,906	$17,537	$18,964

4. Accrued Expenses

        Accrued expenses consist of the following:

	June 30, 2002	December 31, 2001
Payroll and bonuses	$29,090	$37,175
Commissions	26,822	34,260
Deferred income	11,996	10,706
Development costs	2,069	4,570
Interest	844	1,998
Restructuring charges (See Note 10)	4,168	6,826
Insurance	4,373	1,943
Other	6,301	11,138

	$85,663	$108,616

5. Long-Term Debt

        Long-term debt consists of the following:

	June 30, 2002	December 31, 2001
Borrowings under the existing $150,000 line of credit with a bank (the "New $150,000 Line")	$38,000	$—
Borrowings under the former $150,000 line of credit with a bank (the "Old $150,000 Line")	—	43,000
Borrowings under a $25,000 discretionary line of credit with a bank	—	6,500
Borrowings under a £3,900 short-term borrowing facility with a bank (the "European Facility")	5,917	2,317
Other	3,610	2,350

Total long-term debt	47,527	54,167
Less current portion of long-term debt	9,527	11,167

	$38,000	$43,000

        During June 2002, the Company entered into the New $150,000 Line, and the Old $150,000 Line was terminated. Borrowings under the New $150,000 Line are due in June 2005, and bear interest at 1) the greater of prime or the Federal Funds Effective Rate plus 0.5%, plus a margin ranging from 0.0% to 0.75%, or 2) the Eurocurrency rate, plus a margin ranging from 1.75% to 2.5%, payable monthly. The interest rate for borrowings under the New $150,000 Line was 3.84% at June 30, 2002.

        The shares of certain subsidiaries of the Company, accounting for at least 80% of Adjusted Gross EBITDA, as defined in the New $150,000 Line agreement, are pledged as security for the New $150,000 Line.

        The Company is subject to various covenants associated with the New $150,000 Line, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year's net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company.

        The covenants associated with the New $150,000 Line and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the New $150,000 Line to an amount less than the $150,000 commitment. At June 30, 2002, the Company has unused borrowing capacity of $78,724 (taking in account letters of credit outstanding and limitations from certain financial covenants) under its New $150,000 Line.

        Under the New $150,000 Line, the Company pays a quarterly fee equal to 0.25% of the unused commitments under the line. In addition, the New $150,000 Line requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $30,000 ensuring the net interest is fixed.

        Borrowings under the Company's $25,000 discretionary line of credit limit the borrowings under the New $150,000 Line.

        The European Facility is held by Trammell Crow Savills Limited, the European outsourcing company jointly owned with Savills. Borrowings under the European Facility are payable on demand and bear interest at the bank's base rate plus 2.75%, payable quarterly. The loan is guaranteed 50% by the Company and 50% by Savills. In addition, the Company and Savills have an agreement under which the Company and Savills would be responsible for 51% and 49%, respectively, of any payments made under such guarantees.

6. Stockholders' Equity

        A summary of the Company's stock option activity for the six months ended June 30, 2002, is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $10.00 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2001	1,288,179	2,863,453	2,979,552	217,298	7,348,482
Granted	—	1,191,333	—	—	1,191,333
Exercised	(174,638)	(62,500)	—	—	(237,138)
Forfeited	—	(66,500)	(321,917)	(5,556)	(393,973)

June 30, 2002	1,113,541	3,925,786	2,657,635	211,742	7,908,704

Options exercisable at June 30, 2002	1,113,541	1,039,703	2,425,269	191,427	4,769,940

7. Financial Instruments

        As required under the Company's New $150,000 Line and Old $150,000 Line, the Company entered into an interest rate swap agreement to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes. On March 24, 2000, the Company renewed an existing interest rate swap agreement for a 12-month period ending March 24, 2001, with a notional amount of $100,000. This swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company's variable rate debt. On March 24, 2001, the interest rate swap agreement was renewed for a 24-month period ending March 24, 2003, with a notional amount of $150,000. This swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company's variable rate debt. Under these swap agreements, if the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is paid to the Company and recorded as a reduction of interest expense. The weighted average receive rates under these swap agreements for the three and six months ended June 30, 2002 were 1.86% and 1.85%, respectively, and 4.48% and 5.17% for the three and six months ended June 30, 2001, respectively. In connection with these agreements, the Company recorded incremental interest expense of $87 and $164 for the three and six months ended June 30, 2002, respectively, excluding the liability reduction described below, and incremental interest expense of $70 and $235 for the three and six months ended June 30, 2001.

        As of November 1, 2001, the Company effectively elected hedge accounting treatment as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, for its interest rate swap agreement. Provided that a specified range of effectiveness is maintained, the effective portion of changes in fair value of the interest rate swap agreement is reported as a separate component of other comprehensive income. Any remaining changes in fair value of the interest rate swap agreement are recognized in current period earnings. Payments under the interest rate swap agreement are charged to the liability recorded prior to the hedge designation, therefore benefiting net income. During the three and six months ended June 30, 2002, the Company recorded $974 and $1,970, respectively, of payments against its liability that would have been recorded to interest expense, had the interest rate swap agreement not been designated as a hedge. The liability balance related to the interest rate swap agreement was $2,931 at June 30, 2002. Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (while it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. For the three and six months ended June 30, 2001, $402 was charged to expense related to the change in fair value of the interest rate swap agreement.

8. Commitments and Contingencies

        At June 30, 2002, the Company has guaranteed $78,152 of real estate notes payable of its unconsolidated subsidiaries. These notes are secured by the underlying real estate and have maturity dates through May 2005. With respect to two of the projects to which these guarantees relate, the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related debt upon completion of the project or has long-term leases with or guaranteed by investment grade companies, which management believes mitigates its risk of incurring any future liability under such guarantees. The aggregate amount the Company has guaranteed with respect to these two projects totals $50,411 at June 30, 2002. In addition, with respect to another project to which these guarantees relate, the outside partner in the project has agreed to indemnify the Company for $6,250 of the $12,500 guarantee in place at June 30, 2002.

        At June 30, 2002, the Company has outstanding letters of credit totaling $22,611, of which $5,044 is recorded in other current liabilities and $1,427 collateralizes the Company's guarantee of real estate notes payable of an unconsolidated subsidiary, included in guarantees described above. The letters of credit expire at varying dates through October 2003.

        In addition, at June 30, 2002, the Company has numerous completion and budget guarantees relating to development projects. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company being liable for costs to complete in excess of such budget. However, the Company generally has "guaranteed maximum price" contracts with reputable general contractors, which are intended to pass the budget risk to such contractors. Management does not expect the Company to incur any material losses under these guarantees, nor has the Company historically incurred material losses under similar guarantees.

        The Company has a commitment to fund its share of additional capital requirements of Trammell Crow Investment Fund IV, L.P. (an unconsolidated discretionary development and investment fund in which the Company holds a 37% limited partnership interest) upon request of its general partner, Realty Holdings, Inc., up to a maximum of $14,800. Through June 30, 2002, the Company has funded $8,325 of this commitment, which represents all the additional capital contributions requested through such date. The Company also has a commitment to fund its share of additional capital requirements of an unconsolidated subsidiary upon request of the general partner up to a maximum of $2,400, none of which has been requested at June 30, 2002.

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

Factors Management Used to Identify the Company's Reportable Segments

        The Company's reportable segments are defined by the nature of the service provided and activities conducted. Because development services require specialized knowledge, the Company's organizational structure allows the group of individuals with specialized knowledge and experience in development activities to perform these services with greater focus through the Company's Development and Investment segment. The organizational structure of the Global Services segment allows the Company to leverage resources in specific geographic areas, as non-development services provided to corporate and institutional customers often require similar expertise.

        Substantially all of the Company's revenues are from customers located in the United States. No individual customer accounts for more than 10% of the Company's revenues.

        Summarized financial information for the Company's two reportable segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001(1)	2002	2001(1)
Global Services:
Total revenues	$157,449	$165,099	$309,812	$318,603
Costs and expenses(2)	153,425	159,490	306,283	310,233

Income before income tax expense	4,024	5,609	3,529	8,370
Depreciation and amortization	5,243	5,880	10,211	12,081
Interest expense	662	1,262	1,225	2,963

EBITDA(3)	$9,929	$12,751	$14,965	$23,414

Development and Investment:
Total revenues	$21,517	$25,113	$37,593	$44,504
Costs and expenses(2)	18,836	23,550	34,090	45,669

Income (loss) before income tax expense (benefit)	2,681	1,563	3,503	(1,165)
Depreciation and amortization	221	1,113	497	1,810
Interest expense	2,049	2,611	4,060	5,258

EBITDA(3)	$4,951	$5,287	$8,060	$5,903

Total:
Total revenues	$178,966	$190,212	$347,405	$363,107
Costs and expenses(2)	172,261	183,040	340,373	355,902

Income before income tax expense	6,705	7,172	7,032	7,205
Depreciation and amortization	5,464	6,993	10,708	13,891
Interest expense	2,711	3,873	5,285	8,221

EBITDA(3)	$14,880	$18,038	$23,025	$29,317

	June 30, 2002	December 31, 2001(1)
Total Assets:
Global Services	$296,422	$331,322
Development and Investment	327,661	367,823

Total consolidated assets	$624,083	$699,145

(1)
The 2001 segment information has been reclassified to reflect (i) the inclusion of the Company's E-Commerce segment within the Global Services segment, as a result of the Company's organizational change effective January 1, 2002, and (ii) the reclassification of certain revenues and expenses to conform to the 2002 presentation (see Note 1).

(2)
Costs and expenses for the three and six months ended June 30, 2002, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $735 and $1,326 related to the Global Services segment and $48 and $90 related to the Development and Investment segment, respectively. Costs and expenses for the three and six months ended June 30, 2001 include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $665 and $1,415 related to the Global Services segment and $108 and $180 related to the Development and Investment segment, respectively.

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

10. Restructuring Charges

        During 2001, the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure. As part of the reorganization, the Company advised approximately 300 employees across all functions and levels that their jobs were being eliminated as part of a cost-cutting effort focusing on inefficiencies and redundancies. As of June 30, 2002, substantially all of such employees had been terminated under the restructuring plan. In addition, also in 2001, the Company formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations. The accounting restructuring plan contemplated the termination of approximately 200 accounting personnel, 80 of which became ineligible for severance subsequent to the original communication of the plan because the employees resigned or were placed into open positions or onto new customer accounts. As of June 30, 2002, substantially all of such employees had been terminated pursuant to the accounting restructuring plan.

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

        No restructuring charges were incurred or recorded in the three and six months ended June 30, 2002. Activity related to the Company's restructuring accruals for the six months ended June 30, 2002 was as follows:

	Severance and related costs	Lease obligations and related costs	Total
Balance at December 31, 2001	$1,849	$4,977	$6,826
Cash payments	1,622	1,036	2,658

Balance at June 30, 2002	$227	$3,941	$4,168

11. Sale of a Business

        Effective March 1, 2002, the Company sold two retail-related businesses to an affiliate of Faison Enterprises, Inc. (the "Faison Sale"). These businesses were engaged primarily in the development of retail centers and the management and leasing of regional malls and were acquired in 1998 as part of the Company's acquisition of Faison & Associates and Faison Enterprises, Inc. (the "Faison Acquisition"). The Company continues to provide leasing and management services of non-retail assets and certain retail projects under contracts acquired in connection with the Faison Acquisition. The Company retained most of the net working capital in the disposed businesses and carried interests in certain development projects and received approximately $1,825 in exchange for such businesses and related assets upon completion of the transaction. The Faison Sale was motivated by changes in the Company's overall retail strategy, operating losses incurred in portions of these businesses, and declining forecasts for future operations of these businesses (primarily due to the downturn in the real estate investment market and continuing consolidation of regional mall ownership into REIT's, which tend to self-manage their properties). Henry J. Faison, Chairman of the Board of Faison Enterprises, served on the Company's Board of Directors from the time of the Faison Acquisition until May 24, 2002, the day of the Company's 2002 annual meeting of stockholders.

12. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below:

	Six Months Ended June 30,
	2002	2001
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$366	$7
Capital lease obligations	829	1,516
Distribution receivable from sale of investment in unconsolidated subsidiary	—	4,425
Writeoff of fixed assets against prior year reserve	468	—

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

        Trammell Crow Company (the "Company") is one of the largest diversified commercial real estate service firms in North America. The Company's business is organized under two separate national leadership structures. The Global Services Group includes substantially all of the property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both corporate and institutional customers. The Development and Investment Group is a national organization through which substantially all of the Company's real estate, capital markets and investment activities are conducted.

        Within the Global Services segment, with approximately 6,200 full-time equivalent ("FTE") employees, the Company provides services to institutional customers (investors that are not typically the primary occupants of the commercial properties with respect to which services are performed) and corporate customers (users of space who are typically the primary occupants of commercial properties, including multinational corporations, hospitals and universities). Management services provided to institutional customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Transaction services provided to institutional customers include brokerage services such as project leasing and investment sales whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space and land. The management services provided to corporate customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Transaction services provided to corporate customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to corporate customers include facility planning and project management, such as construction, space planning, site consolidations, facilities design and workspace moves, adds and changes. Through the Global Services segment, the Company is continuing to focus on opportunities for long-term growth in the service business and is focusing on opportunities to improve customer service and to achieve operating efficiencies associated with the delivery of similar services (for example, property management for institutional customers and facilities management for corporate customers) through a consolidated services organization. From a domestic perspective, the Global Services Group is organized into 14 different geographic "mega-markets," many of which are multi-city. The Company's focus on establishing itself as a dominant brand facilitates the accumulation of strong resources within the "mega-markets."

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

Results of Operations—Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

        Revenues.    The Company's total revenues decreased $11.2 million, or 5.9%, to $179.0 million for the three months ended June 30, 2002, and decreased $15.7 million, or 4.3%, to $347.4 million for the six months ended June 30, 2002, from the comparable periods in the prior year.

Global Services Revenue

Corporate Revenues

        Facilities management revenue, which represented 30.1% and 30.8% of the Company's total revenue for the three and six months ended June 30, 2002, respectively, increased $10.9 million, or 25.4%, to $53.8 million for the three months ended June 30, 2002, and increased $22.3 million, or 26.3%, to $107.0 million for the six months ended June 30, 2002, from comparable periods in the prior year. This revenue growth primarily resulted from the addition of several new customers and the expansion of services provided to existing customers. Reimbursement of salaries, wages and benefits comprised $10.9 million and $21.6 million of the overall increase in facilities management revenue in the three and six months ended June 30, 2002, compared to the same periods in 2001. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the structure of the underlying management agreements in effect in each period.

        Corporate advisory services revenue, which represented 13.2% and 13.4% of the Company's total revenue for the three and six months ended June 30, 2002, respectively, decreased $3.2 million, or 11.9%, to $23.7 million for the three months ended June 30, 2002, and decreased $6.2 million, or 11.8%, to $46.5 million for the six months ended June 30, 2002, from the comparable periods in the prior year. The decrease is due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook, which have resulted in decreased demand for commercial space.

        Revenues from project management services totaled $14.1 million and $26.9 million and represented 7.9% and 7.7%, respectively, of the Company's total revenue for the three and six months ended June 30, 2002, respectively. These revenues increased $2.0 million, or 16.5%, for the three months ended June 30, 2002, and increased $2.8 million, or 11.6%, for the six months ended June 30, 2002, from comparable periods in the prior year. The revenue growth was primarily due to the addition of several new customers and the expansion of services provided to existing customers. This growth was partially offset by a reduction in project spending by certain corporate customers as a result of the deterioration in the economy.

Institutional Revenues

        Property management revenue, which represented 20.2% and 22.0% of the Company's total revenue for the three and six months ended June 30, 2002, respectively, decreased $7.9 million, or 17.9%, to $36.2 million for the three months ended June 30, 2002, and decreased $9.9 million, or 11.5%, to $76.3 million for the six months ended June 30, 2002, from the comparable periods in the prior year. The decrease was primarily the result of the Company's sale of its mall management business to an affiliate of Faison Enterprises, Inc. (the "Faison Sale") in the first quarter of 2002. Revenue also decreased due to an overall reduction in average square footage under management in the first half of 2002, as compared to the prior year, primarily as a result of the Company's exit from certain unprofitable markets subsequent to the first half of 2001. A reduction in reimbursement for salaries, wages and benefits comprised $4.2 million and $5.3 million of the decrease for the three and six months ended June 30, 2002, respectively, of the overall reduction in property management revenue.

        Brokerage revenue, which represented 14.9% and 13.5% of the Company's total revenue for the three and six months ended June 30, 2002, respectively, decreased $8.0 million, or 23.1%, to $26.7 million for the three months ended June 30, 2002, and decreased $14.8 million, or 24.0%, to $46.9 million for the six months ended June 30, 2002, from the comparable periods in the prior year. The decrease is primarily due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook. The economic downturn has resulted in decreased demand for commercial space which, in turn, has driven a decrease in the average number of brokers employed by the Company during the first and second quarters of 2002, as compared to the first and second quarters of 2001.

        Construction management revenues totaled $2.3 million and $4.8 million and represented 1.3% and 1.4% of the Company's total revenue for the three and six months ended June 30, 2002, respectively. These revenues decreased $1.2 million, or 34.3%, for the three months ended June 30, 2002, and decreased $3.2 million, or 40.0%, for the six months ended June 30, 2002, from comparable periods in the prior year. Construction management revenues are generated from services including space planning and tenant finish coordination for institutional customers in conjunction with property management and leasing assignments, and are directly related to the customer's real estate demands. The decrease is primarily attributable to a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, in addition to a decrease in the average square footage managed by the Company. Also, a portion of the decrease in construction management revenues was driven by the company's disposition of several construction businesses in 2002.

Development and Investment Revenue

        Revenues from development and construction fees totaled $13.6 million and $28.1 million and represented 7.6% and 8.1% of the Company's total revenue for the three and six months ended June 30, 2002, respectively. These revenues decreased $4.5 million, or 24.9%, for the three months ended June 30, 2002, and decreased $6.3 million, or 18.3%, for the six months ended June 30, 2002, from comparable periods in the prior year. The decrease is primarily the result of a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook, which impacted development fees and incentive development fees, as well as revenues generated from services including construction bidding and management, project closeout, and general contracting.

        Income from investments in unconsolidated subsidiaries, which represented 2.2% and 1.2% of the Company's total revenue for the three and six months ended June 30, 2002, respectively, decreased $0.5 million, or 11.4%, to $3.9 million for the three months ended June 30, 2002, and decreased $0.4 million, or 8.5%, to $4.3 million for the six months ended June 30, 2002, from the comparable periods in the prior year. Income from unconsolidated subsidiaries fluctuates from period to period, based on the volume and profitability of transactions in the underlying unconsolidated subsidiaries. The Company's share of income from such transactions is typically driven by its ownership percentages in the unconsolidated subsidiaries.

        Gain on disposition of real estate totaled $3.9 million and $4.8 million and represented 2.2% and 1.4% of the Company's total revenue for the three and six months ended June 30, 2002, respectively. These gains increased $1.6 million, or 69.6%, for the three months ended June 30, 2002, and increased $0.2 million, or 4.3%, for the six months ended June 30, 2002, from comparable periods in the prior year. During the three months ended June 30, 2002, the Company sold five real estate projects for an aggregate net sales price of $18.9 million, resulting in an aggregate gain on disposition of $3.9 million. For the three months ended June 30, 2001, the Company sold eight real estate projects for an aggregate net sales price of $21.5 million, resulting in an aggregate gain on disposition of $2.3 million. For the six months ended June 30, 2002, the Company sold nine real estate projects for an aggregate net sales price of $24.5 million, resulting in an aggregate gain on disposition of $4.5 million, and recognized deferred gain of $0.3 million relating to a disposition in a previous period. For the six months ended June 30, 2001, the Company sold 16 real estate projects for an aggregate net sales price of $40.9 million, resulting in an aggregate gain on disposition of $3.8 million, and recognized deferred gain of $0.7 million relating to dispositions in previous periods.

        The Company's thematic development activity has remained stable with an increase since 2001 in development and construction activity related to higher education and healthcare customers, offset by declines in development and construction activity, including corporate build-to-suits, for other customers. Some of the Company's development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects. Since the latter part of 1999, speculative real estate development has declined significantly. The decline reflects the fact that demand for new product in most of the markets in which the Company operates has declined with the overall downturn in the economy.

        Costs and Expenses.    The Company's costs and expenses decreased $10.7 million, or 5.8%, to $172.3 million for the three months ended June 30, 2002, and decreased $15.5 million, or 4.4%, to $340.4 million for the six months ended June 30, 2002, from the comparable periods in the prior year.

        Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by customers ("reimbursed employees"); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed ("unreimbursed employees"); and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. Salaries, wages and benefits increased $2.5 million, or 2.2% to $116.0 million for the three months ended June 30, 2002, and increased $5.3 million, or 2.3%, to $234.7 million for the six months ended June 30, 2002. The increase was driven by a $7.2 million increase in salaries and benefits for reimbursed employees associated with growth in reimbursed employee headcount (resulting primarily from growth in the Company's outsourcing business), offset by a $4.7 million decrease in salaries and benefits for unreimbursed employees for the three months ended June 30, 2002, as a result of the Company's cost- reduction efforts undertaken beginning in the second quarter of 2001. For the six months ended June 30, 2002, salaries and benefits for reimbursed employees increased $19.4 million offset by an $14.1 million decrease in salaries, wages and benefits for unreimbursed employees. In addition, both reimbursed and unreimbursed salaries, wages and benefits decreased due to a reduction in headcount resulting from the Faison Sale.

        Commissions decreased $5.6 million, or 21.4%, to $20.6 million, for the three months ended June 30, 2002, and decreased $8.3 million, or 17.8%, to $38.2 million for the six months ended June 30, 2002, from the comparable periods in the prior year. The decrease in commission expense was primarily driven by a decrease in the Company's corporate advisory services and brokerage revenue, due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook, which have resulted in decreased demand for commercial space. The percentage decrease in commission expense does not correspond directly to the percentage decrease in corporate advisory services and brokerage revenue due to changes made to compensation structures for various project leasing and investment sales brokers subsequent to the first half of 2001; the compensation structures in the first half of 2002 include less fixed compensation and more variable compensation at higher commission rates.

        General and administrative expenses decreased $3.7 million, or 11.8%, to $27.7 million for the three months ended June 30, 2002, and decreased $5.0 million, or 8.7%, to $52.2 million for the six months ended June 30, 2002, from comparable periods in the prior year. This expense decrease is primarily the result of company-wide cost reduction efforts undertaken beginning in the second quarter of 2001. These cost reductions were offset by an increase in pursuit cost expense of $1.3 million for both the three and six months ended June 30, 2002, primarily driven by capitalized pursuit costs that were written off in the second quarter of 2002, when negotiations on an international venture concluded unsuccessfully upon the other party's withdrawal from the transaction. In addition, cost reductions were also offset by costs associated with the Company's efforts to restructure or exit several outsourcing contracts that were unprofitable or otherwise judged likely to be unsuccessful in the long run.

        Depreciation and amortization decreased $1.5 million, or 21.4%, to $5.5 million, for the three months ended June 30, 2002, and decreased $3.2 million, or 23.0%, to $10.7 million for the six months ended June 30, 2002, from comparable periods in the prior year. This decrease is primarily comprised of a decrease in amortization expense of $1.3 million and $3.2 million for the three and six months ended June 30, 2002, respectively, of which $1.2 million and $2.3 million of the decrease for such periods was due to the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and intangible assets deemed to have indefinite lives are no longer amortized, effective January 1, 2002. In addition, the Company also incurred less amortization expense as a result of intangible asset writedowns recorded in the fourth quarter of 2001.

        Interest expense decreased $1.2 million, or 30.8%, to $2.7 million for the three months ended June 30, 2002, and decreased $2.9 million, or 35.4%, to $5.3 million for the six months ended June 30, 2002, from the comparable periods in the prior year. The decrease in interest expense is a result of lower interest rates related to the Company's revolving line of credit and lower average outstanding balances in the first half of 2002. In addition, during the three and six months ended June 20, 2002, the Company recorded $1.0 million and $2.0 million, respectively, of payments against its interest rate swap agreement liability. These payments would have been recorded to interest expense had the interest rate swap agreement not been designated as a hedge effective November 1, 2001.

        Minority interest decreased $1.5 million, or 1,500.0%, to $(1.4) million for the three months ended June 30, 2002, and decreased $1.7 million, or 850.0%, to $(1.9) million for the six months ended June 30, 2002, from comparable periods in the prior year. The decrease is primarily a result of larger first half 2002 losses in consolidated entities in which outside parties have an interest, compared with smaller losses in these same entities in the first half of 2001. The larger first half 2002 losses were in turn primarily due to pursuit costs related to an international venture that were written off during the second quarter of 2002 when negotiations on the underlying transaction ended unsuccessfully.

        The Company recorded a writedown of $1.1 million for the three and six months ended June 30, 2002, due to impairment in the value of an intangible asset. The intangible asset written down relates to an outsourcing contract that, subsequent to June 30, 2002, the Company and the customer agreed to terminate by September 2002. The estimated future cash flows related to the underlying outsourcing contract do not support the value of the intangible asset, and accordingly, the value was written down to zero. No such writedown was recorded in the comparable prior periods.

        Income Before Income Taxes.    The Company's income before income taxes decreased $0.5 million, or 6.9%, to $6.7 million for the three months ended June 30, 2002, and decreased $0.2 million, or 2.8%, to $7.0 million for the six months ended June 30, 2002, from the comparable prior year periods due to the fluctuations in revenues and expenses described above.

        Net Income.    Net income decreased $0.6 million, or 14.0%, to $3.7 million for the three months ended June 30, 2002, as compared to the same period in the prior year, and decreased $0.4 million, or 9.3%, to $3.9 million for the six months ended June 30, 2002, for the same period in the prior year, due to the fluctuations in revenues and expenses described above, in addition to an increase in the Company's effective tax rate. The increased effective tax rate is the result of a valuation allowance taken in the second quarter of 2002 against international loss carryforwards for which the Company believes recoverability is uncertain in the current economic climate.

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

Liquidity and Capital Resources

        The Company's liquidity and capital resources requirements include the funding of working capital needs, primarily accounts receivable from its clients; the funding of capital investments, including the acquisition of or investments in other real estate service companies; the repurchase of its shares if authorized by the Board of Directors; expenditures for real estate held for sale and payments on notes payable associated with the Company's development and investment activities; and expenditures related to upgrading the Company's management information systems and other elements of its technology platform. The Company finances its operations with internally generated funds and borrowings under the Credit Facility (described below). The portion of the Company's development and investment business that includes the acquisition and development of real estate is financed with loans (both recourse and non-recourse) secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

        Net cash provided by operating activities totaled $11.6 million for the six months ended June 30, 2002, compared to net cash used in operating activities of $0.2 million for the same period in 2001. Cash provided by operating activities, excluding the change in real estate held for sale and related borrowings, increased to $19.7 million in 2002, as compared to $8.7 million in 2001. The majority of this increase in cash was due to improved collections of accounts receivable. This increase in cash provided was offset by $8.1 million of cash used, net of related borrowings, to acquire real estate held for sale, net of dispositions, in the first half of 2002, compared to $8.9 million for the same period in 2001.

        Net cash used in investing activities totaled $0.1 million for the six months ended June 30, 2002, compared to net cash used in investing activities of $18.4 million for the same period in 2001. This change is due to a decrease in cash used for furniture and equipment expenditures, primarily computer equipment under capital leases, to $1.9 million in 2002, compared to $6.9 million in 2001. In addition, the Company had no expenditures in 2002 related to acquisitions of real estate service companies, compared to $1.1 million of cash used in 2001 for earn out payments relating to acquisitions made in prior years. In addition, distributions from investments in unconsolidated subsidiaries, net of contributions, were $1.8 million in 2002, compared to contributions, net of distributions, of $10.5 million in 2001.

        Net cash used in financing activities totaled $10.2 million for the six months ended June 30, 2002, compared to $17.1 million for the same period in 2001. This change is attributable to payments, net of additional borrowings, in 2002, of $9.4 million, primarily under the Credit Facility (described below), compared to $11.5 million in 2001. In addition, the Company made distributions, net of contributions, to minority interest holders of $3.3 million in 2002, compared to $6.1 million in 2001. The Company also received $2.5 million in 2002 from the exercise of stock options and issuance of common stock, net of purchases of common stock, compared to $0.6 million in 2001.

        In June 2002, the Company obtained a $150.0 million revolving line of credit (the "Credit Facility") arranged by Bank of America, N.A., as the administrative agent (the "Administrative Agent"), which replaced the Company's previous $150.0 million revolving line of credit. Under the terms of the Credit Facility, the Company can obtain loans, which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin, which ranges from 0% to 0.75% depending on the Company's leverage ratio. The base rate is the higher of the prime lending rate announced from time to time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.75% to 2.5%, depending upon the Company's leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets, restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

        The Credit Facility requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $30.0 million ensuring the net interest on such excess is fixed, capped or hedged. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period ending March 24, 2003, with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The weighted average receive rate for the interest rate swap agreement was 1.86% and 1.85% for the three and six months ended June 30, 2002. The Company's participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes.

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

        At June 30, 2002, the Company had outstanding borrowings of $38.0 million under the Credit Facility and no outstanding borrowings under the Discretionary Line. The covenants contained in the

Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. As it takes longer for the Company to dispose of real estate investments in a weaker economy, the current economic slow down could adversely impact the Company's ability to comply with certain of the real estate-related financial covenants in the Company's Credit Facility, which could negatively impact the Company's borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company's EBITDA, as defined in the Credit Agreement and calculated on a trailing four quarter basis, a decline in the Company's overall operations could adversely impact the Company's ability to comply with these financial covenants and, in turn, the Company's borrowing capacity. The Company's unused borrowing capacity (taking into account letters of credit outstanding and limitations from certain financial covenants) under the Credit Facility was $78.7 million at June 30, 2002. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

        The Company has various commitments that could impact its liquidity as summarized below (in millions):

Commitments

	Amount of Commitments Expiration
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$16.1	$16.1	$—	$—	$—
Guarantees(1)	78.2	76.3	—	1.9	—
Capital commitments	8.9	8.9	—	—	—

Total Commitments	$103.2	$101.3	$—	$1.9	$—

(1)
With respect to two of the projects to which these guarantees relate (totaling $50.4 million at June 30, 2002), the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related note payable upon completion of the project, or has long-term leases with or guaranteed by investment grade companies. In addition, with respect to another project to which these guarantees relate (totaling $12.5 million at June 30, 2002), the outside partner in the project has agreed to indemnify the Company for $6.3 million of the guarantee.

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

        In May 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The repurchase program authorized the repurchase of up to $15.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through June 30, 2002, the Company has repurchased 459,500 shares at an average cost of $10.11 per share with funds generated from operations and existing cash.

Forward-Looking Statements

        Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believe," "anticipate," "expect," "envision," "project," "budget," "target," "estimate," "should," "foresee," and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to identify and implement cost reduction measures (including those undertaken in connection with the previously announced internal reorganization) and achieve economies of scale, (iii) the ability of the Company to implement and manage effectively its e-commerce initiatives, (iv) the ability of the Company to compete effectively in the international arena, (v) the ability of the Company to attract new corporate and institutional customers, (vi) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company's participation as a principal in real estate investments, (vii) the Company's ability to continue to pursue its growth strategy, (viii) the Company's ability to compete in highly competitive national and local business lines, and (ix) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and customers' willingness to make real estate commitments) and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading "Risk Factors" in "Item 1. Business" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. However, due to its purchase of an interest rate swap agreement, which the Company uses to hedge a portion, but not all, of its exposure to fluctuations in interest rate, the effects of interest rate changes are limited. The Company's earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Europe, Asia and Australia. Changes in interest rate and foreign currency market risks since December 31, 2001, have not had a significant impact to the Company.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on May 24, 2002, the following proposals were submitted to stockholders with the following results:

  1.
  Election of the individuals named below to serve as Class II Directors of the Company until its Annual Meeting of Stockholders in 2005 and until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

	Number of Shares
	For	Withheld
James R. Erwin	32,428,231	626,922
Jeffrey M. Heller	32,538,246	516,907
Rebecca A. McDonald	32,525,268	529,885

    The following individuals are Class I Directors of the Company, whose terms expire at the Company's Annual Meeting of Stockholders in 2004: Robert E. Sulentic, Curtis F. Feeny and Rowland T. Moriarty. The following individuals are Class III Directors of the Company, whose terms expire at the Company's Annual Meeting of Stockholders in 2003: J. McDonald Williams, H. Pryor Blackwell and William F. Concannon.

  2.
  Ratification of the selection of Ernst & Young LLP as independent accountants for the Company for the fiscal year ended December 31, 2002.

Number of Shares
For	32,898,946
Against	136,916
Abstain	19,291

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
4.1(1)	Form of Certificate for Shares of Common Stock of the Company
10.1	Credit Agreement dated June 28, 2002, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.2	Consulting Agreement dated as of June 1, 2002, between the Company and J. McDonald Williams
10.3	Employment Agreement dated as of July 1, 2002, between the Company and Robert E. Sulentic
10.4	First Amendment to License Agreement dated as of July 31, 2002, between the Company and CF 98, L.P.

    (1)
    Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

    (2)
    Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000, and incorporated herein by reference.

  (b)
  Reports on Form 8-K filed since March 31, 2002:

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAMMELL CROW COMPANY
	By:	/s/ DEREK R. MCCLAIN Derek R. McClain Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)
Date: August 14, 2002

QuickLinks

  (Mark One)
TRAMMELL CROW COMPANY AND SUBSIDIARIES INDEX
  PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Six Months Ended June 30, 2002 (Unaudited) and Year Ended December 31, 2001 (in thousands, except share data)
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
TRAMMELL CROW COMPANY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002 (in thousands, except share and per share data) (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Overview
  Results of Operations—Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001
  Global Services Revenue
  Development and Investment Revenue
  Quarterly Results of Operations and Seasonality
  Liquidity and Capital Resources
  Commitments
  Forward-Looking Statements
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE