Form 10-Q
period 2002-09-30
TRAMMELL CROW CO
filed 2002-11-14
CIK 1022438

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At November 6, 2002 there were 36,147,508 shares of Common Stock outstanding.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

INDEX

		Page Number
PART I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	3
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2002 and 2001 (unaudited)	4
	Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2002 (unaudited) and the year ended December 31, 2001	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2002 and 2001 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II.	Other Information
Item 1.	Legal Proceedings	30
Item 6.	Exhibits and Reports on Form 8-K	30

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$50,910	$38,059
Accounts receivable, net of allowance for doubtful accounts of $4,473 in 2002 and $5,123 in 2001	111,234	160,639
Receivables from affiliates	5,153	4,999
Notes and other receivables	11,892	19,752
Income taxes recoverable	2,277	—
Deferred income taxes	2,650	3,182
Real estate held for sale	168,942	234,853
Other current assets	18,836	20,235

Total current assets	371,894	481,719
Furniture and equipment, net	25,331	33,790
Deferred income taxes	25,059	26,239
Investments in unconsolidated subsidiaries	77,478	55,084
Goodwill, net	74,196	74,230
Other assets	23,529	28,083

	$597,487	$699,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$22,295	$37,875
Accrued expenses	95,087	108,616
Payables to affiliates	47	1,609
Income taxes payable	—	2,973
Current portion of long-term debt	70	11,167
Current portion of capital lease obligations	3,711	4,689
Notes payable on real estate held for sale	115,999	158,226
Other current liabilities	9,519	11,214

Total current liabilities	246,728	336,369
Long-term debt, less current portion	24,000	43,000
Capital lease obligations, less current portion	930	3,157
Other liabilities	85	537

Total liabilities	271,743	383,063
Minority interest	27,497	29,959
Stockholders' equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 36,131,674 shares issued and 36,111,425 shares outstanding in 2002, and 35,879,515 shares issued and 35,584,423 shares outstanding in 2001	361	359
Paid-in capital	178,665	176,354
Retained earnings	121,892	115,084
Accumulated other comprehensive loss	(1,345)	(1,331)
Less: Treasury stock	(208)	(2,951)
Unearned stock compensation, net	(1,118)	(1,392)

Total stockholders' equity	298,247	286,123

	$597,487	$699,145

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(in thousands, except share and per share data)
REVENUES
Global Services:
Corporate:
Facilities management	$53,296	$47,450	$160,307	$132,172
Corporate advisory services	27,829	26,401	74,376	79,137
Project management services	13,124	13,781	40,018	37,852

	94,249	87,632	274,701	249,161
Institutional:
Property management	35,570	42,680	111,837	128,926
Brokerage	23,618	24,823	70,568	86,489
Construction management	2,091	2,741	6,844	10,707

	61,279	70,244	189,249	226,122
Income from investments in unconsolidated subsidiaries	111	249	1,279	1,059
Other	29	161	251	548

	155,668	158,286	465,480	476,890
Development and Investment:
Development and construction fees	11,076	18,409	39,133	52,847
Income from investments in unconsolidated subsidiaries	27	831	4,379	5,550
Gain on disposition of real estate	6,803	11,087	11,568	15,654
Other	183	312	602	1,091

	18,089	30,639	55,682	75,142

	173,757	188,925	521,162	552,032
COSTS AND EXPENSES
Salaries, wages and benefits	110,961	117,392	345,698	346,752
Commissions	22,320	19,228	60,559	65,679
General and administrative	25,292	25,243	77,443	82,072
Depreciation	3,748	3,910	11,655	11,780
Amortization	1,370	2,910	4,171	8,931
Interest	2,568	3,750	7,853	11,971
Minority interest	528	3,104	(1,368)	2,905
Writedowns due to impairment of intangibles	—	—	1,149	—
Change in fair value of interest rate swap agreement	45	3,536	45	3,938
Restructuring charges	—	3,480	—	4,427

	166,832	182,553	507,205	538,455

Income before income taxes	6,925	6,372	13,957	13,577
Income tax expense	3,194	2,588	6,286	5,508

Net income	$3,731	$3,784	$7,671	$8,069

Earnings per share:
Basic	$0.10	$0.11	$0.22	$0.23

Diluted	$0.10	$0.10	$0.21	$0.22

Weighted average common shares outstanding:
Basic	35,885,365	35,481,625	35,676,667	35,352,878
Diluted	36,812,311	36,379,697	36,841,749	36,440,667

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 2002 (Unaudited) and Year Ended December 31, 2002
(in thousands, except share data)

	Common Shares					Accumulated Other Comprehensive Loss
			Common Stock Par Value	Paid-In Capital	Retained Earnings		Treasury Stock	Unearned Stock Compensation
	Issued	Treasury							Total
Balance at January 1, 2001	35,850,308	500,736	$358	$176,374	$123,207	$(366)	$(5,841)	$(2,773)	$290,959
Net loss	—	—	—	—	(5,211)	—	—	—	(5,211)
Issuance of restricted stock	—	(7,562)	—	—	(2)	—	88	(86)	—
Forfeiture of restricted stock	—	39,992	—	(132)	—	—	(410)	275	(267)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	1,192	1,192
Issuance of common stock	29,207	(697,574)	1	112	(2,910)	—	7,856	—	5,059
Stock repurchase	—	459,500	—	—	—	—	(4,644)	—	(4,644)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,094)	—	—	(1,094)
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	129	—	—	129

Balance at December 31, 2001	35,879,515	295,092	359	176,354	115,084	(1,331)	(2,951)	(1,392)	286,123
Net income	—	—	—	—	7,671	—	—	—	7,671
Issuance of restricted stock	30,000	—	—	416	—	—	—	(416)	—
Forfeiture of restricted stock	—	13,216	—	(37)	—	—	(143)	50	(130)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	640	640
Issuance of common stock	222,159	(288,059)	2	1,932	(863)	—	2,886	—	3,957
Foreign currency translation adjustment, net of tax	—	—	—	—	—	658	—	—	658
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	(672)	—	—	(672)

Balance at September 30, 2002	36,131,674	20,249	$361	$178,665	$121,892	$(1,345)	$(208)	$(1,118)	$298,247

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2002	2001
	(in thousands)
Operating activities
Cash flows from earnings:
Net income	$7,671	$8,069
Reconciliation of net income to net cash provided by earnings:
Depreciation	11,655	11,780
Amortization	4,171	8,931
Amortization of employment contracts and unearned compensation	2,016	2,267
Bad debt expense	1,711	3,087
Writedowns due to impairment of intangibles	1,149	—
Minority interest	(1,368)	2,905
Deferred income tax provision	1,682	(119)
Change in fair value of interest rate swap agreement	45	3,938
Income from investments in unconsolidated subsidiaries	(5,658)	(6,609)

Net cash provided by earnings	23,074	34,249
Changes in operating assets and liabilities:
Accounts receivable	47,694	(7,133)
Receivables from affiliates	(154)	1,529
Notes receivable and other assets	6,208	1,257
Real estate held for sale	(9,748)	(6,729)
Notes payable on real estate held for sale	11,095	(8,142)
Accounts payable and accrued expenses	(26,182)	(2,669)
Payables to affiliates	(1,562)	(287)
Income taxes payable/recoverable	(5,250)	(2,925)
Other liabilities	(3,321)	36

Net cash flows from changes in working capital	18,780	(25,063)

Net cash provided by operating activities	41,854	9,186

Investing activities
Expenditures for furniture and equipment	(3,125)	(9,470)
Acquisitions of real estate service companies	—	(1,403)
Investments in unconsolidated subsidiaries	(7,467)	(14,153)
Distributions from unconsolidated subsidiaries	13,106	9,429

Net cash provided by (used in) investing activities	2,514	(15,597)

Financing activities
Principal payments on long-term debt and capital lease obligations	(197,799)	(287,087)
Proceeds from long-term debt	166,115	273,105
Contributions from minority interest	3,891	1,400
Distributions to minority interest	(7,681)	(9,393)
Purchase of common stock	—	(3,990)
Proceeds from exercise of stock options	1,393	1,149
Proceeds from issuance of common stock	2,564	3,807

Net cash used in financing activities	(31,517)	(21,009)

Net increase (decrease) in cash and cash equivalents	12,851	(27,420)
Cash and cash equivalents, beginning of period	38,059	55,637

Cash and cash equivalents, end of period	$50,910	$28,217

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(in thousands)
Net income	$3,731	$3,784	$7,671	$8,069
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $(429) and $(488) in the three and nine months ended September 30, 2002, respectively, and tax benefit (expense) of $(160) and $683 in the three and nine months ended September 30, 2001, respectively	574	261	658	(1,163)
Change in fair value of interest rate swap agreement, net of tax benefit of $58 and $457 in the three and nine months ended September 30, 2002, respectively	(86)	—	(672)	—

Comprehensive income	$4,219	$4,045	$7,657	$6,906

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

Earnings Per Share

        The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 2002, include 926,946 and 1,165,082 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock. The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 2001, include 898,072 and 1,087,789 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock.

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

        The Company has performed the required impairment test as of January 1, 2002, and has determined that no impairment of its goodwill exists. Income before income taxes and net income would have increased $1,186 and $692 ($0.02 per share), respectively, for the three months ended September 30, 2001, and $3,496 and $2,040 ($0.06 per share), respectively, for the nine months ended September 30, 2001, had goodwill not been amortized in such periods.

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

Reclassifications

        Effective January 1, 2002, the Company transferred operational responsibility for its e-commerce initiatives to management of the Global Services group, as it views these initiatives as integral parts of its service platform, not as separate businesses. Consequently, the E-Commerce segment reported in 2001 has been included with the Global Services segment in 2002. Amounts related to e-commerce activities for the three and nine months ended September 30, 2002, have been presented under this segment format, and such amounts for the three and nine months ended September 30, 2001, have been reclassified to conform to this presentation. These reclassifications did not impact net income (see Note 9).

        Certain revenues and expenses for the three and nine months ended September 30, 2001, have been reclassified to conform to the presentation for the three and nine months ended September 30, 2002. As a result, certain revenue and expense items differ from the amounts reported in previously filed documents. These reclassifications do not impact net income.

2. Real Estate Held for Sale

        During the nine months ended September 30, 2002, the Company sold 16 real estate projects for an aggregate net sales price of $62,164 resulting in an aggregate gain on disposition of $10,312. In two other transactions, the Company recognized an aggregate of $1,256 of deferred gain resulting from dispositions in prior periods. During the nine months ended September 30, 2001, the Company sold 26 real estate projects for an aggregate net sales price of $95,108, resulting in an aggregate gain on disposition of $14,957. In four other transactions, the Company recognized an aggregate of $697 of deferred gain resulting from dispositions in prior periods.

        During the nine months ended September 30, 2002, upon substantial completion of two real estate projects under development, the Company and outside partners contributed a total of $2,703 and $30,398, respectively, to the Company's consolidated real estate subsidiaries owning such projects. The funds were used to pay off debt totaling $33,101, and the Company was released from its guarantees of such debt. As it no longer exercised control over the entities, during the nine months ended September 30, 2002, the Company began using the equity method of accounting for these two real estate subsidiaries, resulting in a non-cash reduction of real estate held for sale totaling $33,776 and a non-cash increase in investments in unconsolidated subsidiaries totaling $675. Also during the nine months ended September 30, 2002, in connection with a recapitalization of the underlying project, the Company contributed its interest in a real estate project to a new partnership owned 48% by the Company, 32% by a non-wholly-owned partnership controlled and consolidated by the Company and 20% by partners unrelated to the Company. Because the outside partners control the new partnership, the Company accounts for its interest in this partnership as an equity method investment. The transaction resulted in a non-cash reduction in real estate held for sale totaling $23,711, a non-cash reduction in notes payable on real estate held for sale totaling $9,400, a non-cash reduction in accrued interest totaling $795, a non-cash increase in investment in unconsolidated subsidiaries totaling $18,310, and a non-cash increase in minority interest totaling $4,000. Additionally, in another transaction during the nine months ended September 30, 2002, the partnership agreement of a real estate partnership that was consolidated by the Company was amended, eliminating the Company's control of the partnership. As it no longer exercised control over the partnership, the Company began using the equity method of accounting for this real estate subsidiary, resulting in a non-cash reduction in real estate held for sale of $15,931, a non-cash reduction in notes payable on real estate held for sale of $10,821, a non-cash increase in investments in unconsolidated subsidiaries of $1,591, and a non-cash reduction in minority interest of $3,710. No gains or losses were recognized on these transactions.

        During the nine months ended September 30, 2001, the Company sold 75% of its interest in a partnership that owned real estate at a sales price equal to $2,238 (75% of the partnership's net book value) and provided partial financing of the purchase in the amount of $186. No gain or loss was recognized on this transaction.

3. Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries consist of the following:

	September 30, 2002	December 31, 2001
Real estate development	$52,429	$32,918
Other	25,049	22,166

	$77,478	$55,084

        The Company owns approximately 10.0% of the outstanding stock of Savills plc ("Savills"), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia. The investment is accounted for on the equity method and is classified as an "other" investment in the table above.

        Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Real Estate Development:
Total revenues	$10,526	$20,637	$46,367	$50,102
Total expenses	6,976	9,728	31,095	30,159

Net income	$3,550	$10,909	$15,272	$19,943

Other:
Total revenues	$99,453	$85,796	$289,532	$253,292
Total expenses	94,026	82,084	278,290	239,650

Net income	$5,427	$3,712	$11,242	$13,642

Total:
Total revenues	$109,979	$106,433	$335,899	$303,394
Total expenses	101,002	91,812	309,385	269,809

Net income	$8,977	$14,621	$26,514	$33,585

4. Accrued Expenses

        Accrued expenses consist of the following:

	September 30, 2002	December 31, 2001
Payroll and bonuses	$39,832	$37,175
Commissions	28,666	34,260
Deferred income	11,329	10,706
Development costs	1,060	4,570
Interest	521	1,998
Restructuring charges (See Note 10)	3,285	6,826
Insurance	2,020	1,943
Other	8,374	11,138

	$95,087	$108,616

5. Long-Term Debt

        Long-term debt consists of the following:

	September 30, 2002	December 31, 2001
Borrowings under the existing $150,000 line of credit with a bank (the "New $150,000 Line")	$24,000	$—
Borrowings under the former $150,000 line of credit with a bank (the "Old $150,000 Line")	—	43,000
Borrowings under a $25,000 discretionary line of credit with a bank	—	6,500
Borrowings under a £3,900 short-term borrowing facility with a bank (the "European Facility")	—	2,317
Other	70	2,350

Total long-term debt	24,070	54,167
Less current portion of long-term debt	70	11,167

	$24,000	$43,000

        During June 2002, the Company entered into the New $150,000 Line, and the Old $150,000 Line was terminated. Borrowings under the New $150,000 Line are due in June 2005, and bear interest at 1) the greater of prime or the Federal Funds Effective Rate plus 0.5%, plus a margin up to 0.75%, or 2) the Eurocurrency rate, plus a margin ranging from 1.75% to 2.5%, payable monthly. The interest rate for borrowings under the New $150,000 Line was 3.7% at September 30, 2002.

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

        The covenants associated with the New $150,000 Line and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the New $150,000 Line to an amount less than the $150,000 commitment. At September 30, 2002, the Company has unused borrowing capacity of $82,715 (taking in account letters of credit outstanding and limitations from certain financial covenants) under its New $150,000 Line.

        Under the New $150,000 Line, the Company pays a quarterly fee equal to 0.25% of the unused commitments under the line. In addition, the New $150,000 Line requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $30,000 ensuring the net interest is fixed.

        Borrowings under the Company's $25,000 discretionary line of credit reduce the borrowing capacity under the New $150,000 Line dollar for dollar.

        The European Facility is held by Trammell Crow Savills Limited, the European outsourcing company jointly owned with Savills. Borrowings under the European Facility are payable on demand and bear interest at the bank's base rate plus 2.75%, payable quarterly, and are guaranteed 50% by the Company and 50% by Savills. In addition, the Company and Savills have an agreement under which the Company and Savills would be responsible for 51% and 49%, respectively, of any payments made under such guarantees.

6. Stockholders' Equity

        A summary of the Company's stock option activity for the nine months ended September 30, 2002, is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $10.00 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2001	1,288,179	2,863,453	2,979,552	217,298	7,348,482
Granted	—	1,191,333	—	—	1,191,333
Exercised	(174,638)	(65,000)	—	—	(239,638)
Forfeited	—	(666,500)	(676,685)	(43,699)	(1,386,884)

September 30, 2002	1,113,541	3,323,286	2,302,867	173,599	6,913,293

Options exercisable at September 30, 2002	1,113,541	896,578	2,097,198	160,255	4,267,572

7. Financial Instruments

        As required under the Company's New $150,000 Line and Old $150,000 Line, the Company entered into an interest rate swap agreement to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes. On March 24, 2000, the Company renewed an existing interest rate swap agreement for a 12-month period ending March 24, 2001, with a notional amount of $100,000. This swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company's variable rate debt. On March 24, 2001, the interest rate swap agreement was renewed for a 24-month period ending March 24, 2003, with a notional amount of $150,000. This swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company's variable rate debt. Under these swap agreements, if the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is paid to the Company and recorded as a reduction of interest expense. The weighted average receive rates under these swap agreements for the three and nine months ended September 30, 2002 were 1.83% and 1.84%, respectively, and 3.65% and 4.66% for the three and nine months ended September 30, 2001, respectively. In connection with these agreements, the Company recorded incremental interest expense of $209 and $373 for the three and nine months ended September 30, 2002, respectively, excluding the liability reduction described below, and incremental interest expense of $395 and $630 for the three and nine months ended September 30, 2001.

        Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. For the three and nine months ended September 30, 2001, $3,536 and $3,938, respectively, was charged to expense related to the change in fair value of the interest rate swap agreement. As of November 1, 2001, the Company effectively elected hedge accounting treatment as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, for its interest rate swap agreement. Provided that a specified range of effectiveness is maintained, the effective portion of changes in fair value of the interest rate swap agreement is reported as a separate component of other comprehensive income. Any remaining changes in fair value of the interest rate swap agreement are recognized in current period earnings. Payments under the interest rate swap agreement are charged to the liability recorded prior to the hedge designation, therefore benefiting net income. During the three and nine months ended September 30, 2002, the Company recorded $883 and $2,853, respectively, of payments against its liability that would have been recorded to interest expense, had the interest rate swap agreement been designated as a hedge since its inception. The liability balance related to the interest rate swap agreement was $2,236 at September 30, 2002.

        On September 1, 2002, as a result of a decrease in the Company's floating interest rate debt, the Company dedesignated $50,000 of the interest rate swap agreement previously designated as a hedge in order to maintain the relationship between the notional amount of the designated portion of the interest rate swap agreement and the amount of the Company's floating rate debt. By dedesignating a portion of the interest rate swap agreement as a hedge, the remaining designated portion is still deemed an effective hedge. As a result of this change, during the three and nine months ended September 30, 2002, the Company recognized $45 of expense related to the change in fair value of the portion of the interest rate swap agreement that is not designated as a hedge.

8. Commitments and Contingencies

        At September 30, 2002, the Company has guaranteed $63,276 of real estate notes payable of its unconsolidated subsidiaries. These notes are secured by the underlying real estate and have maturity dates through February 2007. With respect to two of the projects to which these guarantees relate, the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related debt upon completion of the project or has long-term leases with, or guaranteed by, investment grade companies, which management believes mitigates its risk of incurring any future liability under such guarantees. The aggregate amount the Company has guaranteed with respect to these two projects totals $44,840 at September 30, 2002.

        At September 30, 2002, the Company has outstanding letters of credit totaling $18,600, of which $5,044 is recorded in other current liabilities and $2,953 collateralizes a portion of the Company's guarantee of real estate notes payable of an unconsolidated subsidiary, included in guarantees described above. The letters of credit expire at varying dates through September 2004.

        In addition, at September 30, 2002, the Company has numerous completion and budget guarantees relating to development projects. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company being liable for costs to complete in excess of such budget. However, the Company generally has "guaranteed maximum price" contracts with reputable general contractors, which are intended to pass the budget risk to such contractors. Management does not expect the Company to incur any material losses under these guarantees, nor has the Company historically incurred material losses under similar guarantees.

        The Company has a commitment to fund its share of additional capital requirements of Trammell Crow Investment Fund IV, L.P., an unconsolidated discretionary development and investment fund in which the Company holds a 37% limited partnership interest, upon request of its general partner, Realty Holdings, Inc., up to a maximum of $14,800. Through September 30, 2002, the Company has funded $8,325 of this commitment, which represents all the additional capital contributions requested through such date. The Company also has a commitment to fund its share of additional capital requirements of an unconsolidated subsidiary upon request of the general partner up to a maximum of $2,400. Subsequent to September 30, 2002, the Company funded $2,400 pursuant to the request of the general partner.

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

        Summarized financial information for the Company's two reportable segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001(1)	2002	2001(1)
Global Services:
Total revenues	$155,668	$158,286	$465,480	$476,890
Costs and expenses(2)	149,959	158,016	456,242	468,250

Income before income taxes	5,709	270	9,238	8,640
Depreciation and amortization	4,846	5,978	15,057	18,059
Interest expense	484	1,527	1,709	4,490

EBITDA(3)	$11,039	$7,775	$26,004	$31,189

Development and Investment:
Total revenues	$18,089	$30,639	$55,682	$75,142
Costs and expenses(2)	16,873	24,537	50,963	70,205

Income before income taxes	1,216	6,102	4,719	4,937
Depreciation and amortization	272	842	769	2,652
Interest expense	2,084	2,223	6,144	7,481

EBITDA(3)	$3,572	$9,167	$11,632	$15,070

Total:
Total revenues	$173,757	$188,925	$521,162	$552,032
Costs and expenses(2)	166,832	182,553	507,205	538,455

Income before income taxes	6,925	6,372	13,957	13,577
Depreciation and amortization	5,118	6,820	15,826	20,711
Interest expense	2,568	3,750	7,853	11,971

EBITDA(3)	$14,611	$16,942	$37,636	$46,259

	September 30, 2002	December 31, 2001(1)
Total Assets:
Global Services	$312,949	$331,322
Development and Investment	284,538	367,823

Total consolidated assets	$597,487	$699,145

(1)
The 2001 segment information has been reclassified to reflect (i) the inclusion of the Company's E-Commerce segment within the Global Services segment, as a result of the Company's organizational change effective January 1, 2002, and (ii) the reclassification of certain revenues and expenses to conform to the 2002 presentation (see Note 1).

(2)
Costs and expenses for the three and nine months ended September 30, 2002, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $577 and $1,903 related to the Global Services segment and $23 and $113 related to the Development and Investment segment, respectively. Costs and expenses for the three and nine months ended September 30, 2001, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $599 and $2,013 related to the Global Services segment and $74 and $254 related to the Development and Investment segment, respectively.

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

10. Restructuring Charges

        During 2001, the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure. As part of the reorganization, the Company advised approximately 300 employees across all functions and levels that their jobs were being eliminated as part of a cost-cutting effort focusing on inefficiencies and redundancies. As of September 30, 2002, substantially all of such employees had been terminated under the restructuring plan. In addition, also in 2001, the Company formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations. The accounting restructuring plan contemplated the termination of approximately 200 accounting personnel, 80 of which became ineligible for severance subsequent to the original communication of the plan because the employees resigned or were placed into open positions or onto new customer accounts. As of September 30, 2002, substantially all of such employees had been terminated pursuant to the accounting restructuring plan.

        As part of its restructuring plans, primarily during the fourth quarter of 2001, the Company closed several offices and identified offices with excess space that it intends to sublease to third parties. The Company recorded restructuring charges primarily comprised of lease obligations, costs to sublease excess space (offset by estimated future sublease income) and miscellaneous furniture and equipment writeoffs. These accruals will be relieved over the remaining terms of the underlying leases through March 2012.

        No restructuring charges were incurred or recorded in the three and nine months ended September 30, 2002. Activity related to the Company's restructuring accruals for the nine months ended September 30, 2002, was as follows:

	Severance and related costs	Lease obligations and related costs	Total
Balance at December 31, 2001	$1,849	$4,977	$6,826
Cash payments	1,635	1,906	3,541

Balance at September 30, 2002	$214	$3,071	$3,285

11. Sale of a Business

        Effective March 1, 2002, the Company sold two retail-related businesses to an affiliate of Faison Enterprises, Inc. (the "Faison Sale"). These businesses were engaged primarily in the development of retail centers and the management and leasing of regional malls and were acquired in 1998 as part of the Company's acquisition of the business of Faison & Associates and Faison Enterprises, Inc. (the "Faison Acquisition"). The Company continues to provide leasing and management services of non-retail assets and certain retail projects under contracts acquired in connection with the Faison Acquisition. The Company retained most of the net working capital in the disposed businesses and carried interests in certain development projects and received approximately $1,825 in exchange for such businesses and related assets upon completion of the transaction. The Faison Sale was motivated by changes in the Company's overall retail strategy, operating losses incurred in these businesses, and declining forecasts for future operations of these businesses (primarily due to the downturn in the real estate investment market and continuing consolidation of regional mall ownership into REIT's, which tend to self-manage their properties). Henry J. Faison, Chairman of the Board of Faison Enterprises, served on the Company's Board of Directors from the time of the Faison Acquisition until May 24, 2002, the day of the Company's 2002 annual meeting of stockholders.

12. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below:

	Nine Months Ended September 30,
	2002	2001
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$236	$(130)
Capital lease obligations	947	2,187
Recognition of deferred gains related to dispositions of real estate in previous periods	1,256	697
Writeoff of furniture and equipment against prior year restructuring reserve	876	—
Conversion to equity of note payable to minority shareholder of consolidated joint venture	2,406	—

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

        Trammell Crow Company (the "Company") is one of the largest diversified commercial real estate service firms in North America. The Company's business is organized under two separate national leadership structures. The Global Services Group includes substantially all of the property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both corporate and institutional customers. The Development and Investment Group is a national organization through which substantially all of the Company's development, real estate capital markets and real estate investment activities are conducted.

        Within the Global Services segment, with approximately 6,200 full-time equivalent ("FTE") employees, the Company provides services to institutional customers (investors that are not typically the primary occupants of the commercial properties with respect to which services are performed) and corporate customers (users of space who are typically the primary occupants of commercial properties, including multinational corporations, hospitals and universities). Management services provided to institutional customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Transaction services provided to institutional customers include brokerage services such as project leasing and investment sales whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space and land. The management services provided to corporate customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Transaction services provided to corporate customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to corporate customers include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design and workspace moves, adds and changes. Through the Global Services segment, the Company is continuing to focus on opportunities for long-term growth in the service business and is focusing on opportunities to achieve operating efficiencies associated with the delivery of similar services (for example, property management for institutional customers and facilities management for corporate customers) through a consolidated services organization. Domestically, the Global Services Group is organized into 14 different geographic "mega-markets," many of which are multi-city.

        Effective January 1, 2002, the Company transferred operational responsibility for its e-commerce related activities to management of the Global Services Group, and, accordingly, the Company now reports these activities in the Global Services segment. E-commerce activities for 2001 have been reclassified to conform to this presentation and, as a result, amounts reported for 2001 differ from amounts previously reported.

        Within the Development and Investment segment, with approximately 175 FTE employees, the Company provides development services to both institutional and corporate customers—both those pursuant to which the Company takes an ownership position and those pursuant to which the Company provides development services for others on a base fee and sometimes incentive fee basis. The Company provides comprehensive project development and construction services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for institutional customers and fee development and build-to-suit projects for corporate customers, including those in higher education and healthcare. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is better positioned to pursue and execute new development business, particularly programmatic business with the Company's large customers, and exploit niche market opportunities.

Results of Operations—Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

        Revenues.    The Company's total revenues decreased $15.1 million, or 8.0%, to $173.8 million for the three months ended September 30, 2002, and decreased $30.8 million, or 5.6%, to $521.2 million for the nine months ended September 30, 2002, from the comparable periods in the prior year.

Global Services Revenue

Corporate Revenues

        Facilities management revenue, which represented 30.7% and 30.8% of the Company's total revenue for the three and nine months ended September 30, 2002, respectively, increased $5.8 million, or 12.2%, to $53.3 million for the three months ended September 30, 2002, and increased $28.1 million, or 21.3%, to $160.3 million for the nine months ended September 30, 2002, from the comparable periods in the prior year. This revenue growth primarily resulted from the addition of several new customers and the expansion of services provided to existing customers, offset partially by customer losses. Reimbursement of salaries, wages and benefits, a component of facilities management revenue, increased $8.8 million and $30.4 million in the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the structure of the underlying management agreements in effect in each period.

        Corporate advisory services revenue, which represented 16.0% and 14.3% of the Company's total revenue for the three and nine months ended September 30, 2002, respectively, increased $1.4 million, or 5.3%, to $27.8 million for the three months ended September 30, 2002, and decreased $4.7 million, or 5.9%, to $74.4 million for the nine months ended September 30, 2002, from the comparable periods in the prior year. Although corporate advisory services revenue increased slightly for the quarter as compared to the prior year third quarter, the year to date decrease is more reflective of the reduction in transaction volume and value as a result of continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook, which have resulted in decreased demand for commercial space.

        Revenues from project management services totaled $13.1 million and $40.0 million and represented 7.5% and 7.7% of the Company's total revenue for the three and nine months ended September 30, 2002, respectively. These revenues decreased $0.7 million, or 5.1%, for the three months ended September 30, 2002, and increased $2.1 million, or 5.5%, for the nine months ended September 30, 2002, from comparable periods in the prior year. Revenue growth year to date resulting from the addition of several new customers and the expansion of services provided to existing customers was partially offset by a reduction in project spending by certain corporate customers as a result of the deterioration in the economy, in addition to customer losses. These customer losses more than offset customer additions and service expansions for the three months ended September 30, 2002, as compared to the prior year third quarter.

Institutional Revenues

        Property management revenue, which represented 20.5% and 21.5% of the Company's total revenue for the three and nine months ended September 30, 2002, respectively, decreased $7.1 million, or 16.6%, to $35.6 million for the three months ended September 30, 2002, and decreased $17.1 million, or 13.3%, to $111.8 million for the nine months ended September 30, 2002, from the comparable prior year periods. The decrease is primarily the result of the Company's sale of its mall management business to an affiliate of Faison Enterprises, Inc. (the "Faison Sale") in the first quarter of 2002. Revenue also decreased due to an overall reduction in average square footage under management, as compared to the prior year, as a result of customer losses and the Company's exit from certain unprofitable markets. A reduction in reimbursement for salaries, wages and benefits comprised $3.3 million and $8.5 million of the decrease for the three and nine months ended September 30, 2002, respectively, of the overall reduction in property management revenue.

        Brokerage revenue, which represented 13.6% and 13.5% of the Company's total revenue for the three and nine months ended September 30, 2002, respectively, decreased $1.2 million, or 4.8%, to $23.6 million for the three months ended September 30, 2002, and decreased $15.9 million, or 18.4%, to $70.6 million for the nine months ended September 30, 2002, from the comparable periods in the prior year. The decrease is primarily due to a reduction in transaction volume and value as a result of continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook. The economic downturn has resulted in decreased demand for commercial space, which, in turn, has driven a decrease in the average number of brokers employed by the Company during 2002, as compared to the prior year. The continuing reluctance of customers to make new real estate commitments has also impacted the Company's development and investment revenues and profits and its new construction starts. As the Company's development and investment activity is one significant source of Company brokerage opportunities, particularly in investment sales and project leasing, the decline in this activity could have a negative impact on the Company's future brokerage revenues.

        Construction management revenues totaled $2.1 million and $6.8 million and represented 1.2% and 1.3% of the Company's total revenue for the three and nine months ended September 30, 2002, respectively. These revenues decreased $0.6 million, or 22.2%, for the three months ended September 30, 2002, and decreased $3.9 million, or 36.4%, for the nine months ended September 30, 2002, from the comparable prior year periods. Construction management revenues are generated from services including space planning and tenant finish coordination for institutional customers in conjunction with property management and leasing assignments, and are directly related to the customer's real estate demands. The decrease is primarily attributable to a reduction in transaction volume due to continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, in addition to a decrease in the average square footage managed by the Company. Also, a portion of the decrease in construction management revenues was driven by the Company's disposition of several construction businesses in 2002.

Development and Investment Revenue

        Revenues from development and construction fees totaled $11.1 million and $39.1 million and represented 6.4% and 7.5% of the Company's total revenue for the three and nine months ended September 30, 2002, respectively. These revenues decreased $7.3 million, or 39.7%, for the three months ended September 30, 2002, and decreased $13.7 million, or 25.9%, for the nine months ended September 30, 2002, from the comparable periods in the prior year. The decrease is primarily the result of a reduction in transaction volume due to continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook, which impacted development fees and incentive development fees, as well as revenues generated from services including construction bidding and management, project closeout and general contracting. This reluctance to make new real estate commitments has also negatively impacted the Company's new construction starts, which could have a negative impact on the Company's future development revenues.

        Income from investments in unconsolidated subsidiaries, which represented 0.0% and 0.8% of the Company's total revenue for the three and nine months ended September 30, 2002, respectively, decreased $0.8 million, or 100.0%, to less than $0.1 million for the three months ended September 30, 2002, and decreased $1.2 million, or 21.4%, to $4.4 million for the nine months ended September 30, 2002, from the comparable periods in the prior year. Income from unconsolidated subsidiaries fluctuates from period to period, based on the volume and profitability of transactions completed by the underlying unconsolidated subsidiaries. The Company's share of income from such transactions is typically driven by its ownership percentages in the unconsolidated subsidiaries.

        Gain on disposition of real estate totaled $6.8 million and $11.6 million and represented 3.9% and 2.2% of the Company's total revenue for the three and nine months ended September 30, 2002, respectively. These gains decreased $4.3 million, or 38.7%, for the three months ended September 30, 2002, and decreased $4.0 million, or 25.6%, for the nine months ended September 30, 2002, from the comparable periods in the prior year. During the three months ended September 30, 2002, the Company sold seven real estate projects for an aggregate net sales price of $37.8 million, resulting in an aggregate gain on disposition of $5.8 million, and recognized deferred gain of $1.0 million relating to a disposition in a previous period. For the three months ended September 30, 2001, the Company sold ten real estate projects for an aggregate net sales price of $54.2 million, resulting in an aggregate gain on disposition of $11.1 million. For the nine months ended September 30, 2002, the Company sold 16 real estate projects for an aggregate net sales price of $62.2 million, resulting in an aggregate gain on disposition of $10.3 million, and recognized deferred gain of $1.3 million relating to dispositions in previous periods. For the nine months ended September 30, 2001, the Company sold 26 real estate projects for an aggregate net sales price of $95.1 million, resulting in an aggregate gain on disposition of $15.0 million, and recognized deferred gain of $0.7 million relating to dispositions in previous periods.

        The Company's thematic development activity has remained stable with an increase since 2001 in development and construction activity related to higher education and healthcare customers, offset by declines in development activity, including corporate build-to-suits, for other customers. Some of the Company's development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects. Since the latter part of 1999, speculative real estate development has declined significantly. The decline reflects the fact that demand for new product in most of the markets in which the Company operates has declined with the overall downturn in the economy.

        Costs and Expenses.    The Company's costs and expenses decreased $15.8 million, or 8.7%, to $166.8 million for the three months ended September 30, 2002, and decreased $31.3 million, or 5.8%, to $507.2 million for the nine months ended September 30, 2002, from the comparable periods in the prior year.

        Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by customers ("reimbursed employees"); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed ("unreimbursed employees"); and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. Salaries, wages and benefits decreased $6.4 million, or 5.5%, to $111.0 million for the three months ended September 30, 2002, and decreased $1.1 million, or 0.3%, to $345.7 million for the nine months ended September 30, 2002. The decrease was driven by a $4.5 million increase in salaries, wages and benefits for reimbursed employees associated with growth in reimbursed employee headcount (resulting primarily from growth in the Company's outsourcing business, which was partially offset by a reduction in headcount resulting from the Faison Sale), offset by a $10.9 million decrease in salaries, wages and benefits for unreimbursed employees for the three months ended September 30, 2002, as a result of the Company's cost-reduction efforts undertaken beginning in the second quarter of 2001 and headcount reduction resulting from the Faison Sale. For the nine months ended September 30, 2002, salaries, wages and benefits for reimbursed employees increased $20.8 million, offset by a $21.9 million decrease in salaries, wages and benefits for unreimbursed employees.

        Commissions increased $3.1 million, or 16.1%, to $22.3 million, for the three months ended September 30, 2002, and decreased $5.1 million, or 7.8%, to $60.6 million for the nine months ended September 30, 2002, from the comparable periods in the prior year. While commission revenues earned by the Company for the three months ended September 30, 2002, remained relatively flat, commission expense for such period increased due to a change in the mix of transaction types quarter over quarter. During the three months ended September 30, 2002, as compared to the prior year third quarter, a greater proportion of brokerage revenue resulted from investment sales transactions and broker-sourced tenant representation assignments, on which the commission payout to brokers is higher than on tenant representation assignments for national corporate customers or project leasing transactions. The decrease in commission expense for the nine months ended September 30, 2002, was primarily driven by the overall decrease in the Company's corporate advisory services and brokerage revenue, due to a reduction in transaction volume and value as a result of continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook, which have resulted in decreased demand for commercial space. The percentage decrease in commission expense does not correspond directly to the percentage decrease in corporate advisory services and brokerage revenue due to changes made to compensation structures for various project leasing and investment sales brokers subsequent to the first nine months of 2001. The compensation structures in 2002 include less fixed compensation and more variable compensation at higher commission rates.

        General and administrative expenses increased $0.1 million, or 0.4%, to $25.3 million for the three months ended September 30, 2002, and decreased $4.7 million, or 5.7%, to $77.4 million for the nine months ended September 30, 2002, from the comparable periods in the prior year. The Company has experienced a decrease in general and administrative expenses related to company-wide cost reduction efforts undertaken beginning in the second quarter of 2001. During the three months ended September 30, 2002, these cost savings were more than offset by an increase in operating expenses related to operational real estate properties held for sale and an increase in the Company's liability insurance expense. During the nine months ended September 30, 2002, cost savings were partially offset by an increase in pursuit costs expense of $1.3 million, primarily driven by the writeoff of capitalized pursuit costs in the second quarter of 2002 because negotiations on an international venture concluded unsuccessfully. In addition, the Company's cost reductions were partially offset by costs associated with the Company's efforts to restructure or exit under-performing operations and/or outsourcing contracts that were unprofitable or otherwise judged likely to be unsuccessful in the long run.

        Depreciation and amortization decreased $1.7 million, or 25.0%, to $5.1 million, for the three months ended September 30, 2002, and decreased $4.8 million, or 23.2%, to $15.9 million for the nine months ended September 30, 2002, from comparable periods in the prior year. This decrease is primarily comprised of a decrease in amortization expense of $1.5 million and $4.7 million for the three and nine months ended September 30, 2002, respectively, of which $1.2 million and $3.5 million of the decrease for such periods was due to the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and intangible assets deemed to have indefinite lives are no longer amortized, effective January 1, 2002. In addition, the Company also incurred less amortization expense as a result of intangible asset writedowns recorded in the fourth quarter of 2001.

        Interest expense decreased $1.2 million, or 31.6%, to $2.6 million for the three months ended September 30, 2002, and decreased $4.1 million, or 34.2%, to $7.9 million for the nine months ended September 30, 2002, from the comparable prior year periods. The decrease in interest expense is a result of lower interest rates related to the Company's revolving line of credit and lower average outstanding balances during the nine months ended September 30, 2002, as compared to the same period in the prior year. In addition, during the three and nine months ended September 30, 2002, the Company recorded $0.9 million and $2.9 million, respectively, of payments against its interest rate swap agreement liability. These payments would have been recorded to interest expense had the interest rate swap agreement been designated as a hedge since its inception.

        Minority interest decreased $2.6 million, or 83.9%, to $0.5 million for the three months ended September 30, 2002, and decreased $4.3 million, or 148.3%, to $(1.4) million for the nine months ended September 30, 2002, from the comparable periods in the prior year. The decrease is primarily a result of lower 2002 income in consolidated entities in which outside parties have an interest, compared with higher income in these same entities in the prior year. During the nine months ended September 30, 2002, the minority interest benefit resulted from losses generated by a consolidated entity with substantial outside ownership. These losses were primarily due to the writeoff of pursuit costs in the second quarter of 2002 because negotiations on an international venture concluded unsuccessfully.

        The Company recorded a writedown of $1.1 million in the second quarter of 2002 due to impairment in the value of an intangible asset. The intangible asset written down relates to an outsourcing contract that, in August 2002, the Company and the customer mutually agreed to terminate and subsequently terminated in September 2002. The estimated future cash flows related to the underlying outsourcing contract did not support the value of the intangible asset, and accordingly, the value was written down to zero. No such writedown was recorded in the comparable prior year period.

        On September 1, 2002, the Company dedesignated $50.0 million of its interest rate swap agreement previously designated as a hedge. As a result of this change, during the three and nine months ended September 30, 2002, the Company recognized $45,000 of expense related to the change in fair value of the portion of the interest rate swap agreement that is not designated as a hedge. Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. For the three and nine months ended September 30, 2001, $3.5 million and $3.9 million, respectively, was charged to expense related to the change in fair value of the interest rate swap agreement.

        During the three and nine months ended September 30, 2001, the Company recorded $3.5 million and $4.4 million, respectively, of restructuring charges due to its internal reorganization, which was designed to eliminate inefficiencies and redundancies, and its internal accounting reorganization. No such charges were recorded in 2002.

        Income Before Income Taxes.    The Company's income before income taxes increased $0.5 million, or 7.8%, to $6.9 million for the three months ended September 30, 2002, and increased $0.4 million, or 2.9%, to $14.0 million for the nine months ended September 30, 2002, from the comparable prior year periods due to the fluctuations in revenues and expenses described above.

        Net Income.    Net income decreased $0.1 million, or 2.6%, to $3.7 million for the three months ended September 30, 2002, as compared to the same period in the prior year, and decreased $0.4 million, or 4.9%, to $7.7 million for the nine months ended September 30, 2002, for the same period in the prior year, due to the fluctuations in revenues and expenses described above, in addition to an increase in the Company's effective tax rate. The increased effective tax rate is the result of a valuation allowance taken in the second quarter of 2002 against international loss carryforwards for which the Company believes recoverability is uncertain.

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

        Net cash provided by operating activities totaled $41.9 million for the nine months ended September 30, 2002, compared to $9.2 million for the same period in 2001. Cash provided by operating activities, excluding the change in real estate held for sale and related borrowings, increased to $40.5 million in 2002, as compared to $24.1 million in 2001, primarily due to improved collections of accounts receivable. The increase in cash provided by operating activities is also due to an increase in cash provided by development activity (real estate held for sale, net of related borrowings) to $1.4 million for the nine months ended September 30, 2002, compared to net cash used by development activity of $14.9 million for the same period in 2001.

        Net cash provided by investing activities totaled $2.5 million for the nine months ended September 30, 2002, compared to net cash used in investing activities of $15.6 million for the same period in 2001. This change is due to a decrease in cash used for furniture and equipment expenditures, primarily computer equipment under capital leases, to $3.1 million in 2002, compared to $9.5 million in 2001. In addition, the Company had no expenditures in 2002 related to acquisitions of real estate service companies, compared to $1.4 million of cash used in 2001 for earn out payments relating to acquisitions made in prior years. In addition, distributions from investments in unconsolidated subsidiaries, net of contributions, were $5.6 million in 2002, compared to contributions, net of distributions, of $4.7 million in 2001.

        Net cash used in financing activities totaled $31.5 million for the nine months ended September 30, 2002, compared to $21.0 million for the same period in 2001. This change is attributable to payments, net of additional borrowings, in 2002, of $31.7 million, primarily under the Credit Facility (described below), compared to $14.0 million in 2001. In addition, the Company made distributions, net of contributions, to minority interest holders of $3.8 million in 2002, compared to $8.0 million in 2001.

The Company also received $4.0 million in 2002 from the exercise of stock options and issuance of common stock, net of purchases of common stock, compared to $1.0 million in 2001.

        In June 2002, the Company obtained a $150.0 million revolving line of credit (the "Credit Facility") arranged by Bank of America, N.A., as the administrative agent (the "Administrative Agent"), which replaced the Company's previous $150.0 million revolving line of credit. Under the terms of the Credit Facility, the Company can obtain loans, which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin up to 0.75% depending on the Company's leverage ratio. The base rate is the higher of the prime lending rate announced from time to time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.75% to 2.5%, depending upon the Company's leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets, restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

        The Credit Facility requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $30.0 million ensuring the net interest on such excess is fixed, capped or hedged. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period ending March 24, 2003, with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The weighted average receive rate for the interest rate swap agreement was 1.83% and 1.84% for the three and nine months ended September 30, 2002, respectively. The Company's participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes.

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

        At September 30, 2002, the Company had outstanding borrowings of $24.0 million under the Credit Facility and no outstanding borrowings under the Discretionary Line. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. As it takes longer for the Company to dispose of real estate investments in a weaker economy, the current economic slow down could adversely impact the Company's ability to comply with certain of the real estate-related financial covenants in the Company's Credit Facility, which could negatively impact the Company's borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company's EBITDA, as defined in the Credit Agreement and calculated on a trailing four quarter basis, a decline in the Company's overall operations could adversely impact the Company's ability to comply with these financial covenants and, in turn, the Company's borrowing capacity. The Company's unused borrowing capacity (taking into account letters of credit outstanding and limitations from certain financial covenants) under the Credit Facility was $82.7 million at September 30, 2002. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

        The Company has various commitments that could impact its liquidity as summarized below (in millions):

		Amount of Commitments by Time of Expiration
Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$10.6	$10.5	$0.1	$—	$—
Guarantees(1)	63.3	37.9	24.7	0.7	—
Capital commitments	8.9	8.9	—	—	—

Total Commitments	$82.8	$57.3	$24.8	$0.7	$—

(1)
With respect to two of the projects to which these guarantees relate (totaling $44.8 million at September 30, 2002), the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related note payable upon completion of the project, or has long-term leases with, or guaranteed by, investment grade companies.

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

        In May 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The repurchase program authorized the repurchase of up to $15.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through September 30, 2002, the Company has repurchased 459,500 shares at an average cost of $10.11 per share with funds generated from operations and existing cash.

Forward-Looking Statements

        Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believe," "anticipate," "expect," "envision," "project," "budget," "target," "estimate," "should," "foresee," and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to identify and implement cost reduction measures (including those undertaken in connection with the previously announced internal reorganization) and achieve economies of scale, (iii) the ability of the Company to compete effectively in the international arena, (iv) the ability of the Company to attract new corporate and institutional customers, (v) the ability of the Company to predict fluctuations in net earnings and cash flow which could result from the Company's participation as a principal in real estate investments, (vi) the Company's ability to continue to pursue its growth strategy, (vii) the Company's ability to compete in highly competitive national and local business lines and (viii) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and customers' willingness to make real estate commitments) and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading "Risk Factors" in "Item 1. Business" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary market risk exposure, as defined in Item 305 of Regulation S-K promulgated under the Securities Exchange Act of 1934, is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. However, due to its purchase of an interest rate swap agreement, which the Company uses to hedge a portion, but not all, of its exposure to fluctuations in interest rate, the effects of interest rate changes are limited. The Company's earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Europe, Asia and Australia. Changes in interest rate and foreign currency market risks since December 31, 2001, have not had a significant impact to the Company.

ITEM 4. Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 6. Exhibits and Reports on Form 8-K

    (a)
    Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
4.1(1)	Form of Certificate for Shares of Common Stock of the Company
10.1	Form of Indemnification Agreement, with schedule of signatories

      (1)
      Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-34859) filed with the Securities and Exchange Commission on September 3, 1997, and incorporated herein by reference.

      (2)
      Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000, and incorporated herein by reference.

    (b)
    Reports on Form 8-K filed since June 30, 2002:

      On August 14, 2002, the Company filed a Current Report on Form 8-K pursuant to Item 9 of Form 8-K, regarding the submission of certificates to the Securities and Exchange Commission by Robert E. Sulentic, Chief Executive Officer, and Derek R. McClain, Chief Financial Officer, relating to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAMMELL CROW COMPANY
	By:	/s/ DEREK R. MCCLAIN Derek R. McClain Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)
Date: November 14, 2002

CERTIFICATION

I, Robert E. Sulentic, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Trammell Crow Company;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    (b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 14, 2002	/s/ ROBERT E. SULENTIC Robert E. Sulentic Chief Executive Officer

CERTIFICATION

I, Derek R. McClain, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Trammell Crow Company;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    (b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 14, 2002	/s/ DEREK R. MCCLAIN Derek R. McClain Chief Financial Officer