Form 10-K
period 2002-12-31
TRAMMELL CROW CO
filed 2003-03-31
CIK 1022438

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

None
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2002, was $484,028,803, based on the closing price of the registrant's common stock reported on the New York Stock Exchange on the last trading day prior to such date of $14.45 per share.

        There were 37,732,801 shares of the registrant's common stock outstanding as of March 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

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

        The Company delivers four core services—building management services, brokerage services, project management services and development services—to both corporate and institutional customers. The Company's business is organized under two separate national leadership structures. The Global Services Group includes substantially all of the property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both corporate and institutional customers. Substantially all of the Company's real estate development, capital markets and investment activities are conducted through the Company's Development and Investment Group. The Company's revenues are generated primarily in the United States, with approximately 97%, 96% and 96% of its revenues derived from domestic operations in 2000, 2001 and 2002. Revenues derived from various foreign operations comprised approximately 3%, 4% and 4% of the Company's total revenues in 2000, 2001 and 2002, respectively. Approximately 98%, 99% and 99% of the Company's long-lived assets at December 31, 2000, 2001 and 2002, respectively, relate to the Company's domestic operations, with the remaining portion of its long-lived assets relating to various foreign operations.

        Within the Global Services segment, with approximately 5,800 full-time equivalent ("FTE") employees, the Company provides services to institutional customers (investors that are not typically the primary occupants of the commercial properties with respect to which services are performed) and corporate customers (users of space who are typically the primary occupants of commercial properties, including multinational corporations, hospitals and universities). Building management services provided to institutional customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to institutional customers include project leasing and investment sales services whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space, and land. Project management services provided to institutional customers include construction management services such as space planning and tenant finish and coordination. The building management services provided to corporate customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Brokerage services provided to corporate customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to corporate customers include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design, and workplace moves, adds, and changes. Through the Global Services segment, the Company is continuing to focus on opportunities for long-term growth in the service business and is focusing on opportunities to achieve operating efficiencies associated with the delivery of similar services (for example, property management for institutional customers and facilities management for corporate customers) through a consolidated services organization. In North America, the Global Services Group is organized into 15 different geographic "mega-markets," many of which are multi-city.

        Effective January 1, 2002, the Company transferred operational responsibility for its e-commerce related activities to management of the Global Services Group, and, accordingly, the Company now reports these activities in the Global Services segment. E-commerce activities for 2001 and 2000 have been reclassified to conform to this presentation and, as a result, amounts reported for 2001 and 2000 differ from amounts previously reported.

        Within the Development and Investment segment, encompassing approximately 190 FTE employees, the Company provides development activities and services to both institutional and corporate customers—both those pursuant to which the Company takes an ownership position and those pursuant to which the Company provides development services for others on a fee basis. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for institutional customers and fee development and build-to-suit projects for corporate customers, including those in higher education and healthcare. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is positioned to pursue and execute new development business, particularly programmatic business with the Company's large customers, and exploit niche market opportunities.

Long-Term Growth Strategy

        The Company's long-term growth strategy is centered around taking advantage of its strong brand name; its domestic scale and geographic scope; its large existing customer base; its comprehensive service offerings and, in particular, its development capabilities, which are unique among commercial real estate companies, to grow with both corporate and institutional customers, primarily in North America. The key components of this overall growth strategy are:

        Focus on Large Markets and Large Customers.    The Company is focused on operating in large markets and serving large customers. The Company has organized its Global Services Group into 15 "mega-markets" and believes that this structure will allow the Company to achieve the critical mass that fuels growth with its larger customers. The Company believes that expanding its presence in these markets will create key hubs of growth, enabling the Company to more easily shift resources as needed, establish brand dominance and recruit top talent. The Company intends to maintain its focus on larger customers, which have historically fueled much of the Company's revenue growth. The Company believes this focus on large customers will also benefit the Company as the trend continues for both institutional investors and corporate users of space to consolidate the number of service providers they engage. The Company has benefited from this trend of consolidation in the past, and seeks to position itself to continue to benefit from this trend. While the Company has and will continue to focus on large markets as noted, it does have and will continue to have a presence in a number of small and mid-sized markets. This presence allows the Company to serve large customers with needs in these markets and to be opportunistic relative to locally generated requirements.

        Provide Consistent Quality Service.    The Company is focused on providing uniform product quality and service delivery across all markets in which it is active. The Company is also focused on improving its back office infrastructure capabilities including information technology, accounting, and human resources. In the case of all of these capabilities, the effort is to improve them in support of both internal and customer activity. The Company has aimed substantial resources at these areas over the past three years and has reorganized each to make it more effective. The Company believes that the sector it competes in has consistently been weak in these areas and that customers are eager for service providers to demonstrate improved capabilities. Consequently, the Company believes its efforts in this regard should create a long-term competitive advantage, particularly with large customers, and in turn should create growth opportunities.

        Capitalize on Outsourcing Opportunity.    While the commercial real estate-related outsourcing business has been more impacted by the economic downturn than expected, it remains a large and relatively untapped growth opportunity well suited to the Company's full service capability set. As an outsourcing industry leader, the Company will continue to focus its resources, primarily in the U.S. and, to a lesser degree, in Europe, on adding new customers and growing its substantial relationships with its approximately 85 existing corporate outsourcing customers.

        Focus on Development Opportunities.    With a national organization comprised of professionals dedicated fully to development and investment activities, the Company pursues and executes new development business, particularly programmatic business with the Company's large institutional customers and, increasingly, build-to-suit projects for corporate customers, including those in higher education and healthcare. From time to time the Company may pursue opportunistic property acquisitions with its established capital partners or for its own account.

Global Services Segment

        The Company provides services to both corporate and institutional customers through its Global Services segment. Global Services segment revenues grew from $425.1 million in 1998 to $658.3 million in 2002 (89.4% of 2002 revenues). At December 31, 2000, 2001 and 2002, total assets attributable to the Global Services segment were $368.3 million, $333.1 million and $272.8 million, respectively. Other financial information about the Global Services segment is contained in "Item 8. Financial Statements and Supplementary Data, Note 20."

Corporate Services

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

        The Company administers outsourcing services using a centralized administrative, marketing and leadership organization combined with client-based delivery systems. The Company offers the following outsourcing service delivery options: (i) dedicated Company employees located at a client site; (ii) a team of Company employees dedicated to a client but located at Company offices; and (iii) a flexible, nationwide network of Company personnel providing the full menu of the Company's real estate services from the Company's local offices. Most of the Company's outsourcing engagements provide for on-site presence of Company employees, which the Company believes enhances client communication, provides focused personal service, enhances the protection of the client's proprietary information and enables the Company to monitor client satisfaction on an ongoing basis.

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

        The five largest customers for the Company's outsourcing services business, measured in 2002 revenues from such customers, collectively represented 18.7% of the Company's total revenues in 2002. The Company believes that significant growth opportunities exist within its existing customer base, as only 36 out of its 85 customers purchase three or more types of services from the Company.

        In addition to the services described below, the Company also offers strategic services, such as consulting, development, properties portfolio management, real estate asset management, management of accounting and information systems, and organizational and process strategies.

  Facilities Management Services

        Facilities management services includes the day-to-day maintenance and repair of facilities, office services (such as security, reprographics, mail, cafeteria, shipping and receiving, and reception services) and call center services (including work-order, dispatch, vendor management and emergency response). As of December 31, 2002, the Company utilized approximately 3,100 employees to service 85 corporate outsourcing clients. For these clients, the Company managed approximately 32,000 properties encompassing approximately 254.1 million square feet. Revenues from facilities management services were $233.8 million in 2002 (31.8% of 2002 revenues), up from $77.5 million in 1998. The growth in revenues is due to: (i) the addition of new customers; (ii) the expansion of services provided to existing customers; and (iii) the Company's 1999 acquisition of Phoenix Corporate Services, LLC (the "Phoenix Acquisition").

  Corporate Advisory Services

        Corporate advisory services include tenant representation and other transaction services such as acquisitions, dispositions, lease administration and lease audits. The Company seeks to manage a client's entire firm-wide property acquisition and divestiture program, but provides services to many customers on a transaction-by-transaction basis. As of December 31, 2002, 242 FTE brokers performed tenant representation services for corporate clients. Revenues from corporate advisory services were $108.4 million in 2002 (14.7% of 2002 revenues), up from $70.7 million in 1998. A substantial portion of the growth in revenues is due to an increase in the number of tenant representation brokers, coupled with a focus on larger transactions and expansion of services provided to existing customers. During 2002, the Company's corporate advisory services business continued to be adversely impacted by deterioration of the economy as a whole, with revenues decreasing $35.1 million, or 24.5%, from their peak in 2000. The downturn in the economy has had a negative impact on the timing and amount of tenant representation and other corporate advisory revenues earned by the Company. The Company believes that this deterioration in the economy will continue to impact its corporate advisory services business in 2003.

  Project Management Services

        Project management services include facility planning and project management (such as construction, space planning, site consolidations, facilities design, workspace moves, adds and changes, and management of furniture, signage and cabling requirements). Revenues from project management services were $58.1 million in 2002 (7.9% of 2002 revenues), up from $15.5 million in 1998. A substantial portion of the growth in revenues is due to (i) the addition of new customers, (ii) the expansion of services provided to existing customers and (iii) the Phoenix Acquisition. Although these revenues increased in 2002 from 2001, during 2002 the growth of the Company's project management services business was adversely impacted by deterioration of the economy as a whole. The downturn in the economy has had a negative impact on corporate customers' project spending, and hence on the timing and amount of project management revenues earned by the Company. The Company believes that this deterioration in the economy will continue to impact its project management service business in 2003.

Institutional Services

        The Company provides property management, brokerage, and construction management services to investors in commercial properties.

  Property Management Services

        As of December 31, 2002, the Company managed approximately 261.1 million square feet of commercial property (excluding facilities occupied by corporate customers) and served approximately 523 clients and 14,000 tenants nationwide through its locally based property management teams. The Company managed 273.0 million, 282.3 million, 312.7 million and 291.7 million square feet of commercial property at the end of 1998, 1999, 2000 and 2001, respectively. Revenues in 2002 from property management services were $147.6 million (20.1% of 2002 revenues), up from $128.0 million in 1998. A substantial portion of the growth in revenues is due to acquisitions. In 1998, the Company acquired: (i) The Norman Company, a real estate services firm with operations concentrated in Seattle's central business district office and retail markets; (ii) Tooley & Company, Inc., a California real estate services company primarily engaged in office management and leasing; and (iii) a portion of the businesses of Faison & Associates ("Faison") and Faison Enterprises, Inc. ("Faison Enterprises") that develop, lease and manage office and retail properties located primarily in the Midatlantic and Southeast regions of the United States (the "Faison Acquisition"). As a result of these acquisitions, the Company added approximately 41.5 million square feet to its property management portfolio in 1998. In 2002, the Company sold a portion of the businesses acquired through the Faison Acquisition back to Faison Enterprises, which resulted in a reduction of 15.4 million square feet. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The objective of the Company's property management business is to enhance its clients' investment values by maintaining high levels of occupancy and lowering property operating costs by offering a wide range of property management services. The property management services offered by the Company consist of (i) building management services such as maintenance, landscaping, security, energy management, owner's insurance, life safety and capital repairs; (ii) tenant relations services such as promotional activities, processing tenant work orders and lease administration services; (iii) coordinating tenant finish; and (iv) related financial management services including financial reporting and analysis.

        The Company expects that a significant portion of its new property management engagements will result from (i) contract wins resulting from customers' consolidation of service providers; (ii) property transfers; and (iii) projects that the Company develops for institutional investors. To the extent that institutional investors continue to make direct investments in real estate, the Company believes that it will be in an advantageous position to win new property management engagements due to its existing relationships with large institutional investors and its ability to provide single-source solutions for their multi-market and multi-functional requirements.

        The properties managed by the Company are typically served by locally-based teams of property managers and maintenance personnel supported by various corporate level service functions, including technology support, accounting and purchasing. Large client accounts are typically managed at the Company's national office to ensure consistency of quality and to ensure that all customer real estate service requirements are appropriately addressed.

        The Company typically receives monthly management fees for the property management services it provides, based upon a specified percentage of the monthly gross income generated from the property under management. In certain cases, the Company's property management agreements entitle it to receive the greater of a minimum agreed-upon base fee or a fee based upon monthly gross income as described above. The amount of the management fee varies depending upon local market conditions, the leasing engagement, arrangements for expense reimbursements and specific services required. Incentive fees are sometimes negotiated in turnaround or other unusual circumstances. The Company also may be reimbursed for a portion of its administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to the properties under management.

        A typical property management agreement of the Company provides for an indefinite term, but permits the property owner or the Company to terminate the agreement without cause upon thirty days prior written notice. The Company believes that these are customary termination provisions in the industry. The Company historically has been successful in retaining property management assignments, but does lose assignments from time to time, most frequently in circumstances where a property has been sold and the new property owner assumes direct responsibility for managing the property or retains one of the Company's competitors to manage the property. The Company focuses on establishing alliance relationships with certain of its institutional customers in an effort to obtain longer-term management contracts across multiple cities and to provide other services.

  Brokerage Services

        Brokerage services are primarily comprised of project leasing (leasing space in real estate owned by investor clients) and investment sales (representing clients buying or selling land or income-producing real estate). While, particularly in larger markets, some of the Company's brokers may specialize in specific types of transaction services (including tenant representation activities, which are included in Corporate Advisory Services), in many cases a broker may facilitate some combination of project leasing, investment sales and tenant representations transactions.

        As of December 31, 2002, the Company employed 259 FTE project leasing and investment sales brokers. Revenues from institutional brokerage services have decreased from $101.5 million in 1998 to $95.7 million in 2002 (13.0% of 2002 revenues). A substantial portion of this decrease in revenues is due to the decrease in the number of project leasing and investment sales brokers coupled with a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy. The Company employed approximately 500, 579, 574, 515 and 501 total brokers (including tenant representation brokers facilitating transactions for corporate clients) at the end of 1998, 1999, 2000, 2001 and 2002, respectively.

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

        Project leasing revenues are derived from the steady turnover of tenants in the Company's property management and leasing portfolio of approximately 355.9 million square feet at December 31,

2002. As space "rolls" each year, the Company has the opportunity to earn a commission paid by the owner of the property for renewing the existing tenant's lease or releasing the space to a new tenant. Investment sales revenues generally increase in economic upswings as available capital drives the trading of income-producing properties and corporate demand for additional space drives the purchase of land for new development. Investment sales revenues generally decline in economic downturns as capital resources are more cautious in purchasing income-producing properties and corporate demand for new space slackens. During 2002, the Company's brokerage services business continued to be adversely impacted by deterioration of the economy as a whole. The downturn in the economy has had a negative impact on the timing and amount of project leasing and investment sales revenues earned by the Company, with revenues decreasing $50.1 million from their peak in 2000. The Company believes that this deterioration in the economy will continue to impact its brokerage services business in 2003.

        The Company regards its brokerage force as an integral part of its delivery system for the broad array of services the Company provides to its client base. The Company's large network of experienced brokers is a valuable asset when seeking new facilities and property management, project management and development services business. The presence of its brokers in on-site project leasing offices can provide the Company with insights into its customers' non-brokerage real estate needs and early opportunities to win the client's real estate services business. The sheer number of transactions in which its brokers are involved can also be a source of information from which the Company can seek to identify business opportunities in specific local or regional markets.

        Brokerage personnel earn commissions and are eligible to receive other forms of incentive compensation including financial rewards for cross-selling efforts that result in new engagements for the Company, such as a development project or the acquisition of a new outsourcing account, which in turn enables the Company to acquire additional brokerage business. These incentives are designed to underscore the Company's belief that the brokerage business is often a key point of entry for new clients, and is thus integral to firm wide efforts to cross-sell a full range of services.

        The Company believes that the quality brand identification of its name, its large customer base, the full range of services it offers clients, the overall breadth and scope of the Company's real estate activities and the Company's incentive-based compensation system create an environment conducive to attracting the most experienced and capable brokerage professionals.

  Construction Management

        Construction management services primarily include space planning and tenant finish coordination for institutional customers in conjunction with property management and leasing assignments. These fees are typically based on a percentage of project construction costs. In 2002, construction management revenues were $10.0 million (1.3% of 2002 revenues) as compared to $25.8 million in 1998. During 2002, the timing and amount of construction management revenues earned by the Company continued to be adversely impacted by the deterioration of the economy as a whole, with revenues decreasing $3.1 million from 2001. The Company believes that this deterioration in the economy will continue to impact its construction management business in 2003. The decrease in construction management revenues was also driven by the Company's disposition of several construction businesses in the second half of 2001 and in 2002.

Development and Investment

        Revenues in the Company's Development and Investment segment primarily consist of development and construction fees, and gain on disposition of real estate. In addition, income is also generated from investments in unconsolidated subsidiaries. Historically, the Company has focused its commercial real estate development business on investors in office, industrial and retail projects. The Company has the capability to implement active and sizeable development programs, primarily on behalf of its clients. With its Development and Investment organization, the Company has maintained development efforts on behalf of its institutional customers and has increased its focus on development for corporate customers, including those in the areas of higher education and healthcare. In addition, through High Street Residential, a wholly owned subsidiary of the Company, the Company is increasing its focus on development of mixed-use facilities with a residential component. In 2002, revenues from development and investment activities were $77.7 million (10.6% of 2002 revenues) as compared to $81.4 million in 1998. At December 31, 2000, 2001 and 2002, total assets attributable to the Development and Investment segment were $353.7 million, $359.2 million and $349.3 million, respectively. Other financial information about the Development and Investment segment is contained in "Item 8. Financial Statements and Supplementary Data, Note 20." From January 1, 1998 through December 31, 2002, the Company commenced development of approximately 72.6 million square feet of projects with aggregate project costs of approximately $6.4 billion.

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

        The Company typically receives a fee for its development services that is based on a negotiated percentage of a project's budgeted construction and development cost. Incentive bonuses may be received for completing a project under budget and within certain critical time deadlines. The Company has also been aggressive in negotiating other incentive compensation arrangements that allow the Company to participate in the investment returns on projects it develops for its clients. The Company may make a co-investment with its clients (typically no more than 5% of a project's full construction and development cost), receive its pro rata return on its investment in the project and also receive an incentive participation in the project because of the Company's role in sourcing the development project and/or executing a variety of services in the development process. The Company's co-investments in real estate projects typically result in an upside economic interest substantially greater than the co-investment percentage. To facilitate this activity and to further mitigate risk, the Company established four discretionary development and investment funds, which through December 31, 2002, had received funding commitments of $104.0 million, including $69.3 million from outside parties. Of the total funding commitments, $80.1 million had been invested through December 31, 2002, in projects with an aggregate construction cost of approximately $573.4 million, of which $326.2 million had been sold through December 31, 2002. From time to time the Company makes significant direct investments in real estate without client participation.

        The market for development and investment services is cyclical and is driven by various economic conditions. The demand for commercial real estate properties in the suburban office, downtown office and industrial markets increased in the late 1990's and into 2000, driven primarily by the strong domestic economy and the resulting job growth. During 2002, the Company's development and investment business continued to be adversely impacted by the deterioration of the economy as a whole. The downturn in the economy has had a negative impact on transaction volume, rental rates and sales prices. These factors have negatively impacted the timing and amount of development and investment revenues (including incentive development fees) and profits earned by the Company, with revenues decreasing $57.5 million from their peak in 2000.

        The Company's development activities generate business opportunities for the Company's other service lines, which contribute to the Company's earnings. The Company believes that its increased focus on development for corporate customers, including those in the areas of higher education and healthcare, can mitigate a portion of the adverse effect on its revenues when speculative development activities are curtailed in a market down cycle. From time to time the Company may pursue opportunistic property acquisitions with its established capital partners.

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

Employees

        As of March 14, 2003, the Company had approximately 6,200 employees. Employees of the Company at certain properties located in Reno, Nevada, New York, New York and Naperville, Illinois are currently represented by a labor union. The unions represented at the respective locations are: Southern California—Nevada Regional Council of Carpenters, Local #971; and Laborers' International Union of North America-AFL-CIO Local No. 169 (Reno, Nevada); International Union of Operating Engineers Local Union #94-94A-94B AFL-CIO (New York, New York); and International Union of Operating Engineers (Naperville, Illinois).

Insurance

        The Company has the types of insurance coverage, including comprehensive general liability and excess umbrella liability insurance that it believes are appropriate for a company in the lines of business in which it operates. The Company's management uses its discretion in determining the amounts, coverage limits and deductibility provisions of appropriate insurance coverage on the Company's properties and operations at a reasonable cost and on suitable terms. This might result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full value of the damages suffered by the Company.

Trademarks

        The trade name "Trammell Crow" is material to the Company's business. The Company is party to a license agreement with respect to such business and trade names (the "License Agreement") with CF98, L.P., ("CF98"), an affiliate of Crow Realty Investors, L.P. d/b/a Crow Holdings ("Crow Holdings"), which is wholly owned by certain descendants and affiliates of Mr. Trammell Crow. See "Item 13. Certain Relationships and Related Transactions."

Environmental Liability

        Various federal, state, local and foreign laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. If contamination occurs or is present during the Company's role as a property manager or developer, it could be held liable for such costs as a current "operator" of the property. Such liability may be imposed without regard to the legality of the acts or omissions that caused the contamination and without regard to whether the Company knew of, or was responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with any other parties that are deemed legally liable for the contamination. If the liability is joint and several, the Company could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable. Under certain laws and common principles, any failure by the Company to disclose environmental contamination at a property could subject the Company to liability to a buyer or lessee of the property. In addition, some environmental laws create a lien on a contaminated site for costs that a governmental entity incurs in connection with the contamination. The operator of a site also may be liable under common law to third parties for damages and injuries resulting from exposure to hazardous substances or environmental contamination at a site, including liabilities arising from exposure to asbestos-containing materials. There can be no assurance that any of these types of environmental liabilities to which the Company or any of its affiliates become subject will not have a material adverse effect on the Company's business and results of operations.

        Some of the properties owned, operated, managed or under development by the Company contain or are adjacent to or near properties that have contained in the past, or currently contain, underground and/or above-ground storage tanks used to store regulated substances such as petroleum products or other hazardous or toxic substances. Some of the properties owned, operated or managed by the Company are in the vicinity of properties which are currently, or have been, the site of releases of regulated substances and remediation activity, and the Company is currently aware of several properties owned, operated or managed by the Company which may be impacted by regulated substances which may have migrated from adjacent or nearby properties or which may be within the borders of areas suspected to be impacted by regional groundwater contamination. In addition, the Company is aware of the presence or the potential presence of regulated substances in the soil or groundwater at several properties owned, operated or managed by it, which may have resulted from historical or ongoing activities on those properties. Based on the information available to date, the Company believes that the environmental issues described above are being or have been appropriately managed and will not have a material adverse effect on the Company, but there can be no assurance that environmental liabilities or claims will not adversely affect the Company in the future.

Government Regulation

        The Company and its brokers, salespersons and, in some instances, property managers are regulated by the states in which they do business. These regulations include licensing procedures, prescribed fiduciary responsibilities and anti-fraud provisions. The Company's activities are also subject to various local, state, national and international jurisdictions, fair advertising, trade, housing and real estate settlement laws and regulations and are affected by laws and regulations relating to real estate and real estate finance and development. In particular, a number of jurisdictions have imposed environmental controls, permitting requirements and zoning restrictions on the development of real estate.

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

        Trade Name License.    The Company has entered into a License Agreement with an affiliate of Crow Holdings that allows it to use the name "Trammell Crow" perpetually throughout the world in any business except the residential real estate business, although the Company can use this name in serving certain mixed-use properties or in providing investment sales brokerage services to buyers and sellers of multi-family residential facilities. This license can be revoked if the Company fails to maintain certain quality standards or infringes upon certain of such affiliate's intellectual property rights.

        If the Company loses the right to use the Trammell Crow name, the Company's business could suffer significantly. The License Agreement permits certain existing uses of this name by affiliates of Crow Holdings. The use of the Trammell Crow name or other similar names by third parties may create confusion or reduce the value associated with the Trammell Crow name.

        Economic Uncertainty/Deterioration of the Economy.    During 2002, the Company's business continued to be adversely impacted by deterioration of the economy as a whole. The Company believes that, due to this deterioration:

  •
  transaction volume, rental rates and sales prices may continue to be adversely impacted;

  •
  corporate customers' project spending may continue to be negatively impacted; and

  •
  the availability of development capital may be further restricted.

        These factors have had a negative impact on the timing and amount of the Company's revenues and profits generated from several of its services, including project leasing, investment sales, tenant representation, project management, construction management and development and investment activities. The Company believes that these factors, and the deterioration in the economy generally, will continue to impact its business in 2003.

        Real Estate Investment and Co-investment Activities.    Selective investment in real estate projects is an important part of the Company's strategy. These activities involve the inherent risk of loss of the Company's investment. As of December 31, 2002, the Company was involved as a principal (in most cases, co-investing with one of its customers) in 86 "in process" real estate development projects with an estimated aggregate cost of approximately $659.2 million. As of December 31, 2002, with respect to those projects in which it was involved as a principal, the Company had equity of approximately $69.9 million and had incurred approximately $9.4 million in recourse obligations.

        In addition to the recourse obligations described above, the Company had guaranteed approximately $53.0 million of debt of its unconsolidated subsidiaries outstanding at December 31, 2002. With respect to two of the projects to which these guarantees relate, the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related debt upon completion of the project or has long-term leases with or guaranteed by investment grade companies, which management believes mitigates its risk of incurring any future liability under the guarantees. The aggregate amount the Company has guaranteed with respect to these two projects totals $38.5 million at December 31, 2002.

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

        Reliance on Major Clients and Contract Retention.    A relatively small number of the Company's clients generate a significant portion of its revenues. The Company's ten largest clients accounted for approximately 26.3% of its total 2002 revenues. The loss of one or more of its major clients could have a material adverse effect on the Company's business.

        In 2002, revenue from property management and from corporate customers with whom the Company has outsourcing contracts constituted approximately 20.1% and 46.9%, respectively, of the Company's total revenues. The Company's property management contracts can generally be cancelled upon 30 days notice by either party, and its outsourcing services contracts are typically for multi-year terms with options to renew. Accordingly, contracts representing a significant percentage of the Company's revenues are terminable on short notice or may be scheduled to expire in any one year. The Company has been successful in retaining and renewing a significant portion of its contracts but may not be able to do so in the future. Moreover, increased competition may force the Company to renew such contracts on less favorable terms.

        Long-Term Growth.    The Company has grown significantly over the last five years, and will continue to focus on additions to its base business that should be less impacted by economic down cycles over time and are expected to create long-term growth. The Company's historical growth and any significant future growth will continue to place demands on the Company's resources. The Company's future success and profitability will depend, in part, on its ability to enhance its management and operating systems, manage and adapt to rapid changes in technology, obtain financing for capital expenditures or strategic acquisitions and retain employees and customers through periods of internal changes. The Company may not be able to successfully manage any significant expansion or obtain adequate financing for such expansion on favorable terms, if at all. In addition, the Company is impacted by cycles in the general economy and the commercial real estate industry and, as a result, its growth strategy is directly impacted by those economic cycles.

        Acquisitions. A portion of the Company's growth since 1998 has been achieved through strategic acquisitions, and the Company may pursue other acquisitions in the future. However, the Company may not be able to acquire businesses on favorable terms, and may have to use a substantial portion of its capital resources for any such acquisitions. Challenges and issues commonly encountered in strategic acquisitions include:

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

        In addition, the acquired businesses' customers could cease to do business with the Company. Potential conflicts between the Company's customers and those of an acquired business could threaten its business relationships. Furthermore, if the performance of the acquired business is less than expected, which could be impacted by the resignation of key employees, goodwill recorded in connection with the acquisition could be written off, having a negative impact on the Company's earnings. If the Company is not able to manage these risks, its business could suffer significantly. In December 2001, the Company recorded writedowns of $26.5 million, offset by $2.3 million of minority interest, due to impairment of goodwill and intangibles acquired in certain of its acquisitions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

        International Operations.    The Company, directly and indirectly through its joint venture with Savills plc ("Savills") in Europe, Asia-Pacific and Australia ("Trammell Crow Savills") or other related parties, operates in several markets outside the United States and is subject to the risks common for international operations and investments in foreign countries. These risks include:

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

        Competition.    The Company competes in several market segments within the commercial real estate industry, each of which is highly competitive on an international, national and local level. The Company faces competition from other real estate services providers, consulting firms and in-house corporate real estate and outsourcing services departments. The adverse consequences of intense competition may include loss of customers and downward pressure on pricing. In recent years, there has been a significant increase in real estate ownership by REITs that self-manage their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third party service providers, decrease the demand for the Company's services and thereby significantly increase its competition.

        Environmental Liability.    Various laws and regulations impose liability on real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In the Company's role as a property manager or developer, the Company could be held liable as an operator for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether the Company knew of, or was responsible for, the presence of the hazardous or toxic substances. If the Company fails to disclose environmental issues, the Company could also be liable to a buyer or lessee of the property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. If the Company incurs any such liability, its business could suffer significantly.

        Anti-takeover Considerations.    Some provisions of the Company's certificate of incorporation and certain provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for its common stock. These provisions include:

  •
  Staggered Board of Directors. The Company's Board of Directors is divided into three classes serving terms currently expiring in 2003, 2004 and 2005. Because the Company's Board of Directors is divided into classes, members of its Board of Directors may only be removed from office prior to the expiration of their terms if such removal is for "cause." Therefore, the staggered terms of directors may limit the ability of holders of common stock to complete a change of control.

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

Available Information

        The Company's Internet address is www.trammellcrow.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "TCC." At March 14, 2003, 37,732,801 shares were held by approximately 676 stockholders of record. The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Transaction Tape on a quarterly basis for the last two fiscal years.

	High	Low
2001
First Quarter	$14.00	$10.90
Second Quarter	$12.17	$9.30
Third Quarter	$11.45	$8.60
Fourth Quarter	$11.75	$9.30
2002
First Quarter	$15.17	$11.10
Second Quarter	$15.85	$13.07
Third Quarter	$14.45	$9.36
Fourth Quarter	$10.34	$8.40

        The Company has not historically paid dividends and does not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of the Company's indebtedness. Provisions in agreements governing the Company's long-term indebtedness limit the amount of dividends that the Company may pay to its stockholders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        In May 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The repurchase program authorized the repurchase of up to $15.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through December 31, 2002, the Company had repurchased 459,500 shares at an average cost of $10.11 per share with funds generated from operations and existing cash. The Company placed the repurchased shares in treasury. The Company has reissued shares (and expects to reissue additional shares) in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's long-term incentive plan and other equity-based incentive plans, as well as for other corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

        At December 31, 2002, securities authorized for issuance under the Company's equity compensation plans are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,698,513	$13.03	3,347,867
Equity compensation plans not approved by security holders	28,500	$11.36	—

Total	6,727,013	$13.02	3,347,867

        The options to acquire 28,500 shares issuable under plans that were not approved by stockholders were granted between May 1, 2000, and July 17, 2000, and vest one-quarter each year on each of the first four anniversaries of the grant date. The options expire ten years from the date of grant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected financial data set forth below have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, have been audited by Ernst & Young LLP, independent auditors, whose report thereon appears elsewhere herein.

        The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and notes thereto contained elsewhere in this report.

        The Company has restated its consolidated financial statements for the years ended December 31, 1998, 1999, 2000 and 2001, to conform to the presentation for the year ended December 31, 2002. The reclassifications and adjustments described in the following paragraphs had no impact on net income (loss), earnings (loss) per share or stockholders' equity in any period.

        In the fourth quarter of 2002, the Company restated its consolidated statements of operations for the years ended December 31, 1998, 1999, 2000 and 2001, to reflect the elimination of intercompany transactions. The Company previously accounted for fees earned by certain of the Company's subsidiaries (primarily development fees and leasing commissions) for services provided to the Company's consolidated and unconsolidated development subsidiaries by deferring the recognition of revenue from such fees in an amount proportionate with its ownership percentage in these subsidiaries until the Company's ownership interest in such subsidiaries (or the underlying real estate asset) was sold. At that time, the revenue was recognized as either development fees or brokerage revenue, as applicable. The Company has restated its consolidated statements of operations for the years ended December 31, 1998, 1999, 2000 and 2001, to eliminate these transactions altogether, resulting in decreases in brokerage revenues and development and construction fees and consequent increases in gain on disposition of real estate and income from investments in unconsolidated subsidiaries and changes to minority interest. Brokerage revenues decreased by $3.9 million, $5.7 million, $4.2 million and $4.0 million, respectively; development and construction fees decreased by $1.6 million, $3.1 million, $1.8 million and $1.9 million, respectively; gain on disposition of real estate increased by

$4.3 million, $7.4 million, $5.3 million and $4.6 million, respectively; income from investments in unconsolidated subsidiaries (before income taxes) increased by $1.0 million, $0.6 million, $0.2 million and $1.7 million, respectively; and minority interest expense (before income taxes) increased (decreased) by $(0.2) million, $(0.8) million, $(0.6) million and $0.4 million, respectively, from amounts previously reported for the years ended December 31, 1998, 1999, 2000 and 2001. Consistent with the restatement of the consolidated statement of operations, the Company restated its balance sheets at December 31, 1998, 1999, 2000 and 2001, reflecting the following adjustments: a decrease in total assets of $1.8 million, $4.0 million, $4.4 million and $6.9 million, respectively; a decrease in total liabilities of $1.8 million, $3.6 million, $3.2 million and $5.5 million, respectively; and a decrease in minority interest of $0, $0.4 million, $1.2 million and $1.4 million, respectively.

        In addition, in the fourth quarter of 2002, the Company changed its financial statement presentation by reclassifying its income from investments in unconsolidated subsidiaries from a component of revenues to a single line item, net of income taxes. Similarly, the Company reclassified its minority interest from a component of costs and expenses to a single line item, net of income taxes. These reclassifications impacted certain income statement captions as follows for the years ended December 31, 1998, 1999, 2000, and 2001, respectively: income (loss) before income taxes is now captioned income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries, and within this caption, income decreased or, in 2001, the loss increased, by $14.6 million, $6.1 million, $3.0 million and $11.6 million; income tax expense decreased or, in 2001, income tax benefit increased, by $5.4 million, $2.4 million, $1.2 million and $5.0 million; income from investments in unconsolidated subsidiaries is now shown net of tax and decreased by $7.3 million, $9.4 million, $2.9 million and $4.3 million (representing the effect of income taxes); and minority interest is now shown net of tax and decreased by $1.9 million, $7.0 million, $1.7 million and $(0.6) million (representing the effect of income taxes).

        In the fourth quarter of 2002, the Company applied the provisions of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Amounts related to reimbursements of out-of-pocket expenses incurred have been reclassified for all periods presented. The impact of these retroactive reclassifications for the years ended December 31, 1998, 1999, 2000 and 2001, was to increase revenues by $8.7 million, $14.5 million, $19.8 million and $23.8 million, respectively; increase salaries, wages and benefits expense by $1.8 million, $3.0 million, $3.5 million and $4.2 million, respectively; and increase general and administrative expenses by $6.9 million, $11.5 million, $16.3 million and $19.6 million, respectively.

        In the fourth quarter of 2002, the Company applied the provisions of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. Accordingly, the Company reclassified its amortization of capitalized upfront cash payments to customers and capitalized third party costs incurred in order to enter into service agreements with new customers as a reduction of revenues rather than a charge to amortization expense as previously reported. In addition, the Company also reclassified writedowns due to the impairment of capitalized upfront cash payments to customers as a reduction of revenues rather than a charge to writedowns due to impairment of goodwill, intangibles and investments as previously reported. The impact of these reclassifications for the years ended December 31, 1999, 2000 and 2001, was to decrease revenues by $1.0 million, $2.2 million and $5.9 million, respectively; decrease amortization expense by $1.0 million, $2.2 million and $3.8 million, respectively; and decrease writedowns due to impairment of goodwill, intangibles and investments by $2.1 million in 2001 from amounts previously reported. There were no such reclassifications for the year ended December 31, 1998. These reclassifications also reduced EBITDA, as adjusted, by $1.0 million, $2.2 million and $5.9 million for the years ended December 31, 1999, 2000 and 2001, respectively. There was no impact on EBITDA, as adjusted, for the year ended December 31, 1998.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(restated)	(restated)	(restated)	(restated)
	(in thousands, except share and per share data)
Statement of Operations Data:
REVENUES:
Corporate Services:
Facilities management	$77,548	$108,339	$151,515	$201,573	$233,756
Corporate advisory services	70,704	104,300	143,536	115,599	108,414
Project management services	15,506	31,404	53,430	52,973	58,134

	163,758	244,043	348,481	370,145	400,304
Institutional Services:
Property management	127,952	155,425	165,081	174,279	147,613
Brokerage	101,492	135,699	145,761	115,463	95,657
Construction management	25,795	24,860	22,672	13,082	10,006

	255,239	315,984	333,514	302,824	253,276
Development and construction fees	47,892	73,288	90,528	76,630	55,453

	466,889	633,315	772,523	749,599	709,033
Gain on disposition of real estate	35,922	40,653	47,119	28,456	25,774
Other	3,695	2,284	1,738	1,596	1,187

	506,506	676,252	821,380	779,651	735,994
COSTS AND EXPENSES:
Salaries, wages and benefits	271,564	359,837	437,891	477,628	472,920
Commissions	67,508	97,838	119,702	94,655	87,819
General and administrative	85,211	109,034	128,448	138,308	133,784
Depreciation	5,211	8,431	12,544	15,811	15,236
Amortization	5,198	8,105	9,335	8,164	2,589
Interest	10,277	9,507	16,947	15,057	10,243
Writedowns due to impairment of goodwill, intangibles and investments	—	—	40,347	31,968	—
Change in fair value of interest rate swap agreement	—	—	—	4,809	72
Restructuring charges	—	—	—	10,952	—

	444,969	592,752	765,214	797,352	722,663

Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	61,537	83,500	56,166	(17,701)	13,331
Income tax (expense) benefit	(24,276)	(32,761)	(22,492)	5,893	(5,942)
Minority interest, net of income taxes	(2,950)	(10,828)	(2,567)	880	1,619
Income from investments in unconsolidated subsidiaries, net of income taxes	12,140	14,532	4,347	5,717	4,961

Income (loss) from continuing operations	46,451	54,443	35,454	(5,211)	13,969
Income from discontinued operations, net of income taxes	—	—	—	—	2,684

Net income (loss)	$46,451	$54,443	$35,454	$(5,211)	$16,653

Income (loss) per share from continuing operations:
Basic	$1.36	$1.56	$1.02	$(0.15)	$0.39

Diluted (1)	$1.28	$1.50	$0.98	$(0.15)	$0.38

Income per share from discontinued operations, net of income taxes:
Basic	$—	$—	$—	$—	$0.08

Diluted	$—	$—	$—	$—	$0.07

Statement of Operations Data (continued):
Earnings (loss) per share:
Basic	$1.36	$1.56	$1.02	$(0.15)	$0.47

Diluted (1)	$1.28	$1.50	$0.98	$(0.15)	$0.45

Weighted average common shares outstanding:
Basic	34,059,155	34,991,707	34,851,738	35,356,710	35,741,754
Diluted (1)	36,216,352	36,411,063	36,147,744	35,356,710	36,797,012
Other Data:
Calculation of EBITDA, as adjusted (3):
Net income (loss)	$46,451	$54,443	$35,454	$(5,211)	$16,653
Income tax expense (benefit) (2)	29,674	35,154	23,681	(926)	13,391
Depreciation	5,211	8,431	12,544	15,811	15,236
Amortization	5,198	8,105	9,335	8,164	2,589
Interest expense	10,277	9,507	16,947	15,057	10,243
Writedowns due to impairment of goodwill, intangibles, and investments	—	—	40,347	31,968	—
Minority interest related to goodwill writedown, before income tax expense	—	—	—	(2,346)	—
Change in fair value interest rate swap agreement	—	—	—	4,809	72
Restructuring charges	—	—	—	10,952	—

EBITDA, as adjusted (3)	$96,811	$115,640	$138,308	$78,278	$58,184

Net cash provided by (used in) operating activities	6,390	(2,902)	40,631	28,826	71,955
Net cash provided by (used in) investing activities	(93,247)	(19,267)	(45,489)	(7,862)	4,697
Net cash provided by (used in) financing activities	78,056	(18,249)	12,967	(38,542)	(36,614)
Balance Sheet Data:
Cash and cash equivalents	$87,946	$47,528	$55,637	$38,059	$78,097
Total assets	466,749	633,956	722,015	692,262	622,066
Long-term debt (excluding notes payable on real estate) and capital lease obligations	85,995	64,084	88,242	62,013	22,717
Notes payable on real estate	56,344	134,827	148,098	158,226	113,807
Total liabilities	260,770	348,561	391,274	377,565	273,841
Minority interest	13,967	33,743	39,782	28,574	39,871
Stockholders' equity	192,012	251,652	290,959	286,123	308,354

(1)
The weighted average shares outstanding used to calculate diluted earnings per share for 2001 excludes the dilutive effect of options, as their inclusion would have been anti-dilutive.

(2)
Income tax (expense) benefit includes income taxes applicable to minority interest, income from investments in unconsolidated subsidiaries and discontinued operations, each of which is presented net of income taxes in the Company's consolidated statements of operations.

(3)
EBITDA, as adjusted, represents earnings before interest, income taxes, depreciation and amortization, the 2000, 2001 and 2002 writedowns due to impairment of goodwill, intangibles and investments, net of related minority interest, the 2001 restructuring charges and the 2001 and 2002 change in fair value of the Company's interest rate swap agreement. Management believes that EBITDA, as adjusted, is a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative to: (i) net earnings (determined in accordance with accounting principles generally accepted in the United States ("GAAP")); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. The Company's calculation of EBITDA, as adjusted, may differ from similarly titled items reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the other information included in Item 15(a)(1) and (2) of this Annual Report on Form 10-K. The Company has restated its consolidated financial statements for the years ended December 31, 2001 and 2000, to conform to the presentation for the year ended December 31, 2002. These reclassifications and adjustments are described in "Item 6. Selected Consolidated Financial Data" and "Item 8. Financial Statements and Supplementary Data, Note 1, Restatement" and had no impact on net income (loss), earnings (loss) per share or stockholders' equity in any period.

Overview

        The Company's Global Services revenue streams consist primarily of payments made pursuant to service contracts and variable transaction-oriented payments. The Company typically receives base monthly fees from clients for services provided under its facilities management and property management contracts. The fees received by the Company for the provision of transaction services (corporate advisory services and brokerage) are typically paid in connection with the consummation of a transaction such as the purchase or sale of commercial property or the execution of a lease. The Company also earns fees from project and construction management that are typically determined by the size and cost of the project. The arrangement may be part of a management service contract or on an individual project basis.

        The Company's Development and Investment revenue streams consist primarily of payments related to individual real estate development projects. Revenues from the Company's development activities consist of development and construction fees, which are typically based upon a negotiated percentage of a project's cost, and incentive development fees for completing a development project under budget, within certain critical time deadlines and/or for achieving specified leasing targets. Income from the Company's investment activities primarily consists of gain on disposition of real estate and income from unconsolidated subsidiaries that hold real estate assets. The Company has limited control over the timing of the disposition of these investments and the recognition of any related gain or loss. Because the disposition or impairment of a single significant investment can impact the Company's financial performance in any period, these investment activities create fluctuations in the Company's revenues. Because the Company's investment strategy typically entails making relatively modest investments alongside its corporate and institutional clients, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets.

        During 2002, the Company's business continued to be adversely impacted by the deterioration of the economy as a whole. The downturn in the economy and its resultant work force layoffs and business failures have led to higher than normal vacancy rates in many markets. That fact, coupled with uncertainty as to the timing of any economic recovery, has negatively impacted the timing and the amount of revenues and profits generated from several of the Company's services, including project leasing, investment sales, tenant representation, project management and development and investment activities. The Company believes that this deterioration in the economy will continue to impact its business in 2003.

        The Company's expenses typically consist of salaries, wages and benefits, commissions, general and administrative expenses, depreciation and amortization expense and interest. Salaries, wages and benefits and commissions constitute a majority of the Company's total costs and expenses.

        Over the last three years, an average of 47.7% of the Company's income (loss) from continuing operations (adjusted to add back non-recurring charges in 2000 and 2001 relating to writedowns due to impairment of goodwill, intangibles and investments, net of related minority interest in 2001, the 2001 restructuring charges and change in fair value of the Company's interest rate swap agreement, net of interest expense offset) has been generated in the fourth quarter, due primarily to a calendar year-end focus by the customers of the commercial real estate industry on the completion of transactions. In addition, certain of the Company's property management and outsourcing contracts provide for bonus payments if the Company achieves certain performance targets. Such incentive payments are generally recognized in the fourth quarter. In contrast, the Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. See "—Quarterly Results of Operations and Seasonality."

Critical Accounting Policies

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

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. The Company is in the process of determining which of its investments in unconsolidated subsidiaries qualify as "variable interest entities" and assessing the impact of FIN 46 on its consolidated financial statements, and will apply the provisions of FIN 46 to entities formed prior to February 1, 2003, in the quarter ending September 30, 2003. The provisions of FIN 46 will be immediately applied to entities formed after January 31, 2003. The Company believes it is reasonably possible that some of the unconsolidated subsidiaries in which it has an investment may be considered variable interest entities under FIN 46 and will therefore be consolidated if the Company is the primary beneficiary. As a result, the Company could consolidate more entities than it presently does under the existing rules for consolidation.

        Accounting for an investment as either consolidated or by the equity method would have no impact on the Company's net income (loss) or stockholders' equity in any accounting period, but a change in treatment would impact individual income statement and balance sheet items, as consolidation would effectively "gross up" the Company's income statement and balance sheet. However, if control aspects of an investment accounted for by the cost method were different, it could result in the Company being required to account for an investment by consolidation or by the equity method. Under the cost method, the investor only records its share of the underlying entity's earnings to the extent that it receives dividends from the investee; when the dividends received by the investor exceed the investor's share of the investee's earnings subsequent to the date of the investor's investment, the investor records a reduction in the basis of its investment. Under the cost method, the investor does not record its share of losses of the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity's net income or loss, to the extent of its investment or its guarantees of the underlying entity's debt. At December 31, 2002, $4.2 million of the Company's $71.5 million total investment in unconsolidated subsidiaries relates to investments that are accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

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

        The Company's brokerage commission revenues are comprised of commissions earned for investment sales, project leasing and tenant representation transactions. Revenues from investment sales transactions are recognized upon the closing of a sale and are generally paid to the Company by the seller out of the sale proceeds; therefore, there is no estimation or judgment involved in the recognition of these revenues. Project leasing and tenant representation commissions are generally recorded half upon execution of a lease contract, and the remainder upon tenant occupancy. The Company performs thousands of project leasing and tenant representation transactions annually, each of which is typically governed by a separate commission agreement. While the majority of these agreements generally provide that half of the commission is earned upon execution of a lease contract and half upon tenant occupancy, agreements do vary as to their terms and complexity, usually due to negotiation of the commission agreement language with the customer. If there are any contingencies with respect to any portion of the commission, that portion of the commission is not recognized until the contingency is resolved. The unique nature and complexity of each brokerage transaction require the Company to use varying levels of judgment in determining timing of revenue recognition. The judgment involved in revenue recognition is understanding the complex terms of the agreements and determining the appropriate time to recognize revenue for each transaction based on such terms. Each transaction is evaluated to determine: (1) at what point in time revenues are earned, (2) whether there are contingencies involved that would impact the timing of recognition of revenue, and (3) how such contingencies will be resolved. The actual timing of revenue recognition could vary if different judgments were made.

        The Company earns incentive development and management fees from its development services, property management services and certain services provided to corporate customers in the Company's Global Services segment, including facilities management services, project management services and corporate advisory services. These fees are recognized when quantitative criteria have been met (such as specified leasing or budget targets, customer service levels, or achieved levels of operating expense savings) or, for those incentive fees based on qualitative criteria, upon approval of the fee by the customers. In accordance with EITF Topic D-96, Accounting for Management Fees Based on a Formula, the Company's incentive development and management fee revenues are not recognized to the extent that such revenues are subject to future performance contingencies, but rather once the performance period has ended. Certain of these fees may require estimates and judgment by the Company and, as such, actual revenue may differ from the Company's estimates.

Carrying Value of Real Estate, Goodwill and Intangible Assets

        As of December 31, 2002, the Company's total real estate, goodwill and intangible assets were $174.2 million, $74.2 million and $9.9 million, respectively (28.0%, 11.9% and 1.6% of total assets, respectively). Goodwill reflects the excess of the purchase price over the fair value of the net assets of real estate service companies acquired by the Company primarily in 1997, 1998 and 1999. Intangible assets primarily include management contracts and employment/non-compete agreements for certain employees entered into in connection with these acquisitions and in connection with the hiring of certain other employees. Intangible assets also include upfront cash payments made to customers and certain contract acquisition costs incurred upon initiation of new long-term corporate contracts. Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142") and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). These statements continue to require the Company to evaluate the carrying value of its real estate, goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates developed by the Company may differ from actual results. If different assumptions and estimates were used, carrying values could be adversely impacted, resulting in writedowns that would adversely affect the Company's earnings. Prior to January 1, 2002, the Company's real estate, goodwill and intangible assets were accounted for in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FAS 121").

Real Estate

        With respect to the Company's real estate assets, FAS 144 established more restrictive criteria than FAS 121 to classify an asset as "held for sale." At December 31, 2002, assets included in real estate held for sale include only completed assets or land for sale in its present condition that meet all of the FAS 144 "held for sale" criteria. On December 31, 2002, any real estate assets that did not meet the "held for sale" criteria of FAS 144 were reclassified to one of the following line items in the Company's balance sheet: (i) Real estate under development (current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (ii) Real estate under development (non-current), which includes real estate that the Company is in the process of developing that is expected to take longer than one year from the balance sheet date to complete and dispose of; or (iii) Real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced. FAS 144 does not require assets from previous periods to be reclassified. Any asset reclassified from real estate held for sale to real estate under development (current or non-current) or real estate held for investment is measured individually at the lower of its carrying amount before it was classified as "held for sale," adjusted for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment, or the fair value at the date of the reclassification.

        Real estate held for sale is recorded at the lower of cost or estimated fair value less cost to sell. If an asset's fair value less cost to sell, based on discounted future cash flows or market comparisons, is less than its carrying amount, an allowance is recorded against the asset.

        Real estate under development and real estate held for investment are carried at cost less depreciation, as applicable. When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset's carrying amount. The amount of the impairment loss is calculated as the excess of the asset's carrying value over its fair value, which is determined using a discounted cash flow analysis or market comparisons. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over estimated useful lives, generally 39 years. Tenant improvements included in real estate held for investment are amortized using the straight-line method over the terms of the respective leases.

        In accordance with FAS 144, the Company evaluates each of its real estate assets in order to determine the classification of each asset in the Company's balance sheet. This evaluation requires judgment by the Company in determining certain criteria that must be evaluated under FAS 144, such as the estimated time to complete assets that are under development and the timeframe in which the Company expects to sell its real estate assets. The classification of real estate assets determines which real estate assets are to be depreciated as well as what method is used to evaluate and measure impairment. Had the Company evaluated its assets differently, the balance sheet classification of such assets, depreciation expense and impairment losses could have been different.

        Prior to January 1, 2002, FAS 121 required real estate held for sale to be recorded at the lower of cost or net realizable value, based on discounted future cash flows or other measures of fair value. The determination of future cash flows or fair value was based upon assumptions and estimates of forecasted financial information that may have differed from actual results. If different assumptions and estimates had been used, carrying values could have been adversely impacted, resulting in writedowns that would have adversely affected the Company's earnings.

        FAS 144 extended the reporting of a discontinued operation to a "component of an entity," but further required that, for a component to be classified as a discontinued operation, the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in FAS 144, a "component of an entity" comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of the Company's real estate assets is generally accounted for in a discrete subsidiary, almost every real estate asset constitutes a component of an entity under FAS 144, increasing the likelihood that the disposition of assets the Company holds for sale in the ordinary course of business must be reported as a discontinued operation unless the Company has significant continuing involvement in the operations of the component after its disposition. Operating profits and losses on discontinued operations are required to be recognized in the periods in which they occur.

Goodwill

        Upon adoption of FAS 142, the Company was required to determine its reporting units, which became the basis of its future annual goodwill impairment tests. The required impairment tests are based on a comparison of the fair value of each of the Company's reporting units to the carrying value of such unit. A writedown of goodwill would be recognized if the fair value of a reporting unit falls below its carrying value. The Company identified its reporting units to mirror its two segments, Global Services and Development and Investment, as each segment's underlying business units have similar long-term economic characteristics and service deliveries. If the Company defined its reporting units differently, the results of its annual impairment tests could be impacted. The Company performed its required annual impairment tests of goodwill in 2002, and has determined that no impairment of goodwill exists at December 31, 2002. Prior to January 1, 2002, FAS 121 required the Company to evaluate the carrying value of its goodwill at the lowest level of identifiable cash flows when indicators of impairment were present. Under FAS 121, impairment losses were recorded when estimates of undiscounted future cash flows were less then the value of the underlying asset. The determination of future cash flows was based on assumptions and estimates of forecasted financial information that may have differed from actual results.

        Under FAS 142, effective January 1, 2002, goodwill is no longer amortized, which would have increased 2001 and 2000 net income (loss) by approximately $2.7 million ($0.08 per share) and $2.9 million ($0.08 per share), respectively, had FAS 142 been in effect in such periods. Prior to the adoption of FAS 142, the Company amortized its goodwill balances on a straight-line basis over periods of 20 to 30 years. The evaluation of the useful life of goodwill required judgment by the Company, and had the Company chosen a shorter time period over which to amortize goodwill, amortization expense would have increased, adversely impacting the Company's operations.

        In 2001, the Company recorded writedowns due to impairment of goodwill and intangibles of $26.5 million, offset by $2.3 million of related minority interest. Of these writedowns, $20.5 million is due to impairment of goodwill and related intangibles recorded in connection with the Faison Acquisition. The impairment resulted from 2001 operating losses and declining forecasts for future operations in the retail center development and mall management portions of these businesses (primarily due to continuing consolidation of regional mall ownership into REIT's, which tend to self-manage their properties), in addition to the losses of several large management agreements in 2001, which left the Company with no significant business in certain geographic areas. The writedown included 100% of the goodwill attributable to the retail center development and mall management businesses and the business units affected by management agreement losses. Effective March 1, 2002, the Company sold the retail center development and mall management businesses to an affiliate of Faison Enterprises (the "Faison Sale"). The Company retained the net working capital in these businesses and carried interests in certain development projects, but otherwise received nominal consideration upon completion of the transaction. In addition to the deteriorating operating results, the Faison Sale was motivated by changes in the Company's overall retail strategy. The Company has taken steps to downsize and eliminate various retail operations that did not achieve anticipated profit levels and integrate its retail professionals into its local services businesses where retail customers can benefit from the integration of strong networks of product lines, such as brokerage, management, development and outsourcing, with its retail operations.

        Also included in the Company's total 2001 writedowns is a writedown of $4.8 million, offset by $2.3 million of related minority interest, due to impairment of goodwill recorded in connection with the Company's 2000 expansion of its joint venture with Savills into the Asia-Pacific region ("Trammell Crow Savills Asia-Pacific"). The impairment resulted from 2001 operating losses and business strategy changes that impact the Company's growth strategy in Asia-Pacific markets. The Company intends to allocate existing or additional resources to Asia-Pacific markets as its U.S. customers require services in these markets but does not intend to aggressively pursue new customers in these markets. In 2002, Trammell Crow Savills Asia-Pacific sold three of its operations, primarily engaged in project management services, to an unrelated third party.

        The remaining $1.2 million of writedowns in 2001 related to various investment and asset impairments, none of which were individually significant to the Company.

        In 2000, the Company recorded a $25.3 million writedown due to impairment of goodwill and related intangibles recorded in connection with an acquisition of the business of Doppelt & Company in August 1997, representing the remaining unamortized balance of goodwill and intangibles recorded in connection with the acquisition. The impairment was triggered by: (i) the loss in the fourth quarter of 2000 of key management and revenue producing personnel hired from the acquired company; (ii) the loss of key national customers related to the acquired company and resignation from unprofitable accounts; and (iii) the identification in the fourth quarter of 2000 of increasing losses, as well as a net loss for the fourth quarter of 2000, for the acquired business instead of a net profit for the fourth quarter of 2000 as was expected at the end of the third quarter of 2000. In evaluating the extent of the impairment related this 1997 acquisition, the Company considered the following factors: (i) a reduction of revenue from the largest individual customer of the acquired company and an announcement by the customer that it would be further reducing the services required by the Company, (ii) the 2001 business plan related to the acquired company did not include any additional revenues from the acquired company clients and (iii) the Company's determination that there was no positive cash flow or earnings associated with the acquired company and the Company's reluctance to commit additional resources to the acquired business.

Intangible Assets

        The Company's intangible assets are evaluated for impairment when indicators of impairment are present. Impairment losses are recorded when estimates of undiscounted future cash flows are less than the value of the underlying asset. The determination of future cash flows is based on assumptions and estimates of forecasted financial information that may differ from actual results.

        In 2002, the Company recognized a writedown of $1.1 million (recorded as a reduction of facilities management revenues) due to the impairment of intangible related to an upfront cash payment made to a customer upon inception of a management contract in a previous period. The Company and the customer mutually agreed to terminate the contract in 2002. Also, in 2001 the Company recognized a writedown of $2.1 million (recorded as a reduction of project management services revenues) due to the impairment of an intangible related to an upfront contract payment made to a customer upon inception of the agreement in a previous period. The Company had determined that the future cash flows from the underlying contract did not support the value of the intangible, and it was the Company's intent to terminate the contract. The Company and the customer mutually agreed to terminate the contract in 2002.

        The Company has considered the average life of its management contracts to determine the period over which to amortize intangible assets related to acquired management contracts, which is the Company's estimate of the useful life of the underlying management contracts. This estimate requires judgment by the Company, and had the Company chosen a shorter time period over which to amortize such intangible assets, amortization expense would have increased, adversely impacting the Company's operations. The Company amortizes intangible assets resulting from employment/non-compete agreements to compensation expense over the period of time that future services to the Company are required, as stipulated in the applicable agreement, or over the period of time that the employee is obligated to repay such amounts to the Company if his employment is terminated. Intangible assets related to upfront cash payments made to customers and certain contract acquisition costs are amortized as a reduction of the related revenue over the life of the underlying contract.

Results of Operations

        The following table sets forth items from the Company's consolidated statements of operations for each of the three years in the period ended December 31, 2002, as a percent of total revenue for the periods indicated.

	Years Ended December 31,
	2000	2001	2002
	(restated)	(restated)
REVENUES:
Corporate Services:
Facilities management	18.4%	25.9%	31.8%
Corporate advisory services	17.5%	14.8%	14.7%
Project management services	6.5%	6.8%	7.9%

	42.4%	47.5%	54.4%
Institutional Services:
Property management	20.1%	22.4%	20.1%
Brokerage	17.8%	14.8%	13.0%
Construction management	2.8%	1.7%	1.3%

	40.7%	38.9%	34.4%
Development and construction fees	11.0%	9.8%	7.5%

	94.1%	96.2%	96.3%
Gain on disposition of real estate	5.7%	3.6%	3.5%
Other	0.2%	0.2%	0.2%

	100.0%	100.0%	100.0%
COSTS AND EXPENSES:
Salaries, wages and benefits	53.3%	61.3%	64.2%
Commissions	14.7%	12.2%	11.9%
General and administrative	15.6%	17.7%	18.2%
Depreciation	1.5%	2.0%	2.1%
Amortization	1.1%	1.1%	0.4%
Interest	2.1%	1.9%	1.4%
Writedowns due to impairment of goodwill, intangibles and investments	4.9%	4.1%	0.0%
Change in fair value of interest rate swap agreement	0.0%	0.6%	0.0%
Restructuring charges	0.0%	1.4%	0.0%

	93.2%	102.3%	98.2%
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	6.8%	(2.3)%	1.8%
Income tax expense (benefit)	(2.7)%	0.8%	(0.8)%
Minority interest, net of income taxes	(0.3)%	0.1%	0.2%
Income from investment in unconsolidated subsidiaries, net of income taxes	0.5%	0.7%	0.7%

Income (loss) from continuing operations	4.3%	(0.7)%	1.9%
Income from discontinued operations, net of income taxes	0.0%	0.0%	0.4%

Net income (loss)	4.3%	(0.7)%	2.3%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenues.    The Company's total revenues decreased $43.7 million, or 5.6%, to $736.0 million in 2002 from $779.7 million in 2001.

        Facilities management revenue, which represented 31.8% of the Company's total revenue in 2002, increased $32.2 million, or 16.0%, to $233.8 million in 2002 from $201.6 million in 2001. This revenue growth primarily resulted from the addition of several new customers and the expansion of services provided to existing customers, offset by customer losses. Furthermore, the increase in revenue was partially offset by a charge to revenue of $1.1 million in 2002, due to the writedown for impairment in the value of an intangible asset. The intangible asset written down included upfront cash payments to a customer made upon inception of the underlying management contract in a previous year. The Company and the customer mutually agreed to terminate such contract in 2002 and accordingly, the value of the related intangible asset was written down to zero. Reimbursement of salaries, wages, benefits and out-of-pocket general and administrative costs, a component of facilities management revenue, increased $33.7 million to $180.9 million in 2002, from $147.2 million in 2001. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the structure of the underlying management agreements in effect in each period.

        Corporate advisory services revenue, which represented 14.7% of the Company's total 2002 revenue, decreased $7.2 million, or 6.2%, to $108.4 million in 2002 from $115.6 million in 2001. While the Company had a slight increase in the number of tenant representation brokers in 2002 as compared to 2001, revenue per broker decreased due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space.

        Revenues from project management services totaled $58.1 million in 2002 and represented 7.9% of the Company's total revenue in 2002. These revenues increased $5.1 million, or 9.6%, from $53.0 million in 2001. Revenue growth resulting from the addition of several new customers and the expansion of services provided to existing customers was partially offset by the loss of certain customers and a reduction in project spending by certain other corporate customers as a result of the deterioration in the economy. Additionally, 2001 revenues reflect a charge to revenue of $2.1 million in 2001 due to the writedown for impairment in the value of an intangible asset comprised of upfront cash payments made to a customer upon inception of the underlying management agreement in a previous year. The Company determined that the future cash flows from the underlying agreement did not support the value of the intangible and it was the Company's intent to terminate the agreement. The management agreement was subsequently terminated in 2002.

        Property management revenue, which represented 20.1% of the Company's total revenue in 2002, decreased $26.7 million, or 15.3% to $147.6 million in 2002 from $174.3 million in 2001. The decrease was primarily the result of the Company's sale of its mall management business to an affiliate of Faison Enterprises, Inc. (the "Faison Sale") in the first quarter of 2002. Revenue also decreased due to an overall reduction in average square footage under management, as compared to the prior year, primarily as a result of the Company's exit from certain unprofitable markets. Reimbursement of salaries, wages, benefits, and out-of-pocket general and administrative costs decreased from $83.4 million in 2001 to $70.1 million in 2002, and comprised $13.3 million of the overall reduction in property management revenue in 2002.

        Brokerage revenue, which represented 13.0% of the Company's total revenue in 2002, decreased $19.8 million, or 17.1%, to $95.7 million in 2002 from $115.5 million in 2001. The decrease is primarily due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook. The economic downturn has resulted in decreased demand for commercial space, which, in turn, has driven a decrease in the average number of project leasing and investment sales brokers employed by the Company during 2002, as compared to the prior year.

        Construction management revenues totaled $10.0 million in 2002 and represented 1.3% of the Company's total revenue in 2002. These revenues decreased $3.1 million, or 23.7%, from $13.1 million in 2001. Construction management revenues are generated from services including space planning and tenant finish coordination for institutional customers in conjunction with property management and leasing assignments, and are directly related to the customer's real estate demands. The decrease is primarily attributable to a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, in addition to a decrease in the average square footage managed by the Company. Also, a portion of the decrease in construction management revenues was driven by the Company's disposition of several construction businesses in the second half of 2001 and in 2002.

        Revenues from development and construction fees totaled $55.5 million in 2002 and represented 7.5% of the Company's total revenue in 2002. These revenues decreased $21.1 million, or 27.5%, from $76.6 million in 2001. The decrease was primarily due to a decrease of $17.0 million in development fees and incentive development fees, as well as revenue generated from services including construction bidding and management, project closeout, and general contracting. The decrease is a result of a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook. In addition, rental revenues decreased $2.5 million in 2002, primarily due to the sale of various operating properties that generated rental revenues in 2001.

        Gain on disposition of real estate totaled $25.8 million in 2002 and represented 3.5% of the Company's total revenue in 2002. These gains decreased $2.7 million, or 9.5%, from $28.5 million in 2001. In 2002, the Company sold 37 real estate projects for an aggregate net sales price of $149.8 million, resulting in an aggregate gain on disposition of $25.8 million, including recognition of deferred gain of $0.9 million relating to dispositions in previous periods. In addition, in 2002 the Company sold three real estate projects with an aggregate gain on disposition of $5.0 million for which the Company did not have any significant continuing involvement in the operations of the projects after their disposal. The gains on disposition for these three sales are reflected as discontinued operations, rather than gains on disposition of real estate, in accordance with the requirements of FAS 144. In 2001, the Company sold 46 real estate projects for an aggregate net sales price of $170.4 million, resulting in an aggregate gain on disposition of $28.5 million, including recognition of deferred gain of $0.3 million relating to dispositions in previous periods.

        The Company's revenue from thematic development activity has remained stable with an increase since 2001 in development and construction activity related to higher education and healthcare customers, offset by declines in development and construction activity for other customers, including corporate build-to-suits. Some of the Company's development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects. Since the latter part of 1999, speculative real estate development has declined significantly. The decline reflects the fact that demand for new product in most of the markets in which the Company operates has declined with the overall downturn in the economy.

        Costs and Expenses.    The Company's costs and expenses decreased $74.7 million, or 9.4%, to $722.7 million in 2002 from $797.4 million in 2001. In December 2001, the Company recorded $32.0 million of writedowns due to impairment of goodwill, intangibles and investments, offset by $(2.3) million of related minority interest. The Company also recorded $4.8 million due to the change in fair value of its interest rate swap agreement, which was offset by a benefit to interest expense of $0.6 million, and recorded $11.0 million in restructuring charges. See below for further discussion.

        Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by customers ("reimbursed employees"); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed ("unreimbursed employees"); and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. Salaries, wages and benefits expense decreased $4.7 million, or 1.0%, to $472.9 million in 2002 from $477.6 million in 2001. The decrease was comprised of a $23.4 million increase in salaries and benefits for reimbursed employees associated with growth in reimbursed headcount (resulting primarily from growth in the Company's outsourcing business), offset by a $28.1 million decrease in salaries and benefits for unreimbursed employees, as a result of the Company's cost reduction efforts begun in second quarter 2001.

        Commissions decreased $6.9 million, or 7.3%, to $87.8 million in 2002 from $94.7 million in 2001. The decrease in commission expense was primarily driven by the overall decrease in the Company's corporate advisory services and brokerage revenue, due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook, which have resulted in decreased demand for commercial space. The percentage decrease in commission expense does not correspond directly to the percentage decrease in corporate advisory services and brokerage revenue due to changes made to compensation structures for various project leasing and investment sales brokers at the beginning of 2002; the compensation structures in 2002 include less fixed compensation and more variable compensation at higher commission rates.

        General and administrative expenses decreased $4.5 million, or 3.3%, to $133.8 million in 2002 from $138.3 million in 2001. The overall decrease in general and administrative expenses was comprised of an $8.4 million decrease in costs that are not reimbursed by customers, offset by a $3.9 million increase in out-of-pocket general and administrative expenses that are reimbursed by customers. The decrease in unreimbursed general and administrative expenses was the result of company-wide cost reduction efforts undertaken beginning in the second quarter of 2001. The Company's cost reductions were partially offset by costs associated with the Company's efforts to restructure or exit several outsourcing contracts that were unprofitable or otherwise judged likely to be unsuccessful in the long run. General and administrative expenses in 2002 also include $2.4 million for provision for losses on real estate due to impairment and for adjustments to carrying value of real estate assets reclassified from real estate held for sale to real estate held for investment, while provision for losses on real estate due to impairment totaled $0.4 million in 2001.

        Depreciation and amortization decreased $6.2 million, or 25.8%, to $17.8 million in 2002 from $24.0 million in 2001. This decrease is primarily the result of a decrease in amortization expense of $5.6 million in 2002 of which $4.7 million of the decrease for such periods was due to the Company's adoption of FAS 142, which provides that goodwill and intangible assets deemed to have indefinite lives are no longer amortized, effective January 1, 2002. In addition, the Company also incurred less amortization expense as a result of intangible asset writedowns recorded in the fourth quarter of 2001.

        Interest expense decreased $4.9 million, or 32.5%, to $10.2 million in 2002 from $15.1 million in 2001. The decrease in interest expense is a result of lower interest rates related to the Company's revolving line of credit and lower average outstanding balances in 2002. In addition, in 2002, the Company recorded $3.6 million of payments against its interest rate swap agreement liability as compared to $0.6 million of such payments in 2001. These payments would have been recorded to interest expense had the interest rate swap agreement not been designated as an effective hedge as of November 1, 2001.

        In 2001, the Company recorded $32.0 million (offset by $2.3 million of related minority interest) of writedowns due to impairment of goodwill, intangibles and investments. The Company recorded $26.5 million of these writedowns related to goodwill and intangible assets (see Carrying Value of Real Estate, Goodwill, and Intangible Assets, above). In addition, the Company recorded $5.5 million of the total writedowns to reflect impairment in the value of certain e-commerce investments made in 1999, 2000 and 2001. The impairment was triggered by: (i) the status at the time of the writedowns of the e-commerce industry (many technology companies had ceased operations, the availability of capital for e-commerce and internet companies had been dramatically reduced, and the Dow Jones Internet Index was down) and (ii) the financial status of the companies in which the Company has invested. In evaluating the extent of the impairment related to its e-commerce investments, the Company considered the following factors: (i) 2001 financial results of the investees versus their original business plans, (ii) the value of the investee companies based on solicitations for additional financing, (iii) the investees' revised business plans and (iv) the investees' need for and limited availability of future funding.

        On September 1, 2002, as a result of a decrease in the Company's floating interest rate debt, the Company dedesignated $50.0 million of the Company's $150.0 million interest rate swap agreement previously designated as a hedge in order to maintain the relationship between the notional amount of the designated portion of the interest rate swap agreement and the amount of the Company's floating rate debt. On November 30, 2002, an additional $25.0 million was dedesignated. As a result of these changes, the Company recognized $0.1 million of expense in 2002 related to the change in fair value of the portion of the interest rate swap agreement that is not designated as a hedge. Prior to November 1, 2001, the $150.0 million interest rate swap agreement was not effectively designated as a hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. This resulted in $4.8 million being recognized as expense related to the interest rate swap agreement for the period from January 1, 2001, through October 31, 2001, due to a change in fair value of the interest rate swap agreement. As of November 1, 2001, the Company effectively elected hedge accounting treatment and began using the hypothetical derivative method as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities ("FAS 133"), to measure hedge effectiveness for its interest rate swap agreement.

        During 2001, the Company incurred a total of $11.0 million in restructuring charges as a result of an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure. As part of the reorganization, the Company terminated approximately 300 employees across all functions and levels as part of a cost-cutting effort focusing on inefficiencies and redundancies. The Company incurred restructuring charges of $3.7 million related to these terminations. In addition, also in 2001, the Company formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations. The accounting restructuring plan contemplated the termination of approximately 200 accounting personnel, 80 of whom ultimately resigned or were placed into open positions or onto new customer accounts. The Company incurred restructuring charges of $1.5 million related to these terminations. Also as part of its restructuring plans, in 2001, the Company closed several offices and identified offices with excess space that it intends to sublease to third parties. The Company recorded $5.8 million of restructuring charges related to these activities, primarily comprised of future rent charges and cost to sublease (offset by estimated future sublease income) and miscellaneous future and equipment write-offs. No restructuring charges were incurred in the year ended December 31, 2002.

        Income (Loss) From Continuing Operations Before Income Taxes, Minority Interest and Income From Investments in Unconsolidated Subsidiaries. The Company's income from continuing operations before income taxes, minority interest, and income from investments in unconsolidated subsidiaries increased

$31.0 million, or 175.1%, to $13.3 million in 2002 from a loss of $17.7 million in 2001 due to the fluctuations in revenues and expenses described above.

        Minority interest, net of income taxes, increased $0.7 million, or 77.8%, to $1.6 million in 2002 from $0.9 million in 2001. The increase is primarily a result of larger 2002 losses in consolidated entities in which outside parties have an interest, as compared to 2001. In addition, in 2001, the Company recorded $(2.3) million of minority interest related to goodwill writedowns associated with Trammell Crow Savills Asia-Pacific. See Carrying Value of Real Estate, Goodwill and Intangible Assets, above for further discussion.

        Income from investments in unconsolidated subsidiaries, net of income taxes, decreased $0.7 million, or 12.3%, to $5.0 million from $5.7 million in 2001. Income from unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions in the underlying unconsolidated subsidiaries. The Company's share of income from such transactions is typically driven by its ownership percentage in the unconsolidated subsidiaries.

        Income (Loss) From Continuing Operations.    The Company's income (loss) from continuing operations increased $19.2 million, or 369.2%, to income from continuing operations of $14.0 million in 2002 as compared to a loss from continuing operations of $5.2 million in 2001 due to the fluctuations in revenues and expenses above.

        Income from Discontinued Operations, Net of Income Taxes.    The Company's income from discontinued operations, net of income taxes, was $2.7 million in 2002, related to the operations and gains on dispositions of real estate for three real estate properties that were considered components of an entity under FAS 144 and in which the Company retained no continuing involvement. There were no such discontinued operations in 2001 because, prior to the adoption of FAS 144, the operations and gains on dispositions of real estate were included in income (loss) from continuing operations. As a result of applying the provisions of FAS 144, the Company expects a greater amount of its activities to be classified as discontinued operations in future periods.

        Net Income (Loss).    Net income (loss) increased $21.9 million, or 421.2%, to income of $16.7 million in 2002 from a loss of $5.2 million in 2001 due to the fluctuations in revenues and expenses described above, partially offset by an increase in income taxes as a result of an increase in the Company's effective tax rate. The increased effective tax rate is the result of a valuation allowance taken in the second quarter of 2002 against international loss carryforwards for which the Company believes recoverability is uncertain in the current economic climate.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenues.    The Company's total revenues decreased $41.7 million, or 5.1%, to $779.7 million in 2001 from $821.4 million in 2000.

        Facilities management revenue, which represented 25.9% of the Company's total revenue in 2001, increased $50.1 million, or 33.1%, to $201.6 million in 2001 from $151.5 million in 2000. The revenue growth resulted from (i) the addition of several new customers, (ii) the expansion of services provided to existing customers, and (iii) the operations of Trammell Crow Savills. Reimbursement of salaries, wages, benefits and out-of-pocket general and administrative costs, a component of facilities management revenues, increased $44.3 million to $147.2 million in 2001 from $102.9 million in 2000.

        Corporate advisory services revenue, which represented 14.8% of the Company's total revenue 2001, decreased $27.9 million, or 19.4%, to $115.6 million in 2001 from $143.5 million in 2000. The decrease was due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space. In addition, the average number of brokers employed during 2001 decreased slightly, as compared to 2000.

        Revenues from project management services totaled $53.0 million in 2001 and represented 6.8% of the Company's total revenue in 2001. These revenues decreased $0.4 million, or 0.7%, from $53.4 million in 2000. The revenue decrease was primarily due to a reduction of revenue of $2.1 million in 2001 due to the writedown for impairment in the value of an intangible asset comprised of upfront cash payments made to a customer upon the inception of the underlying management agreement in a previous year. The Company determined that the future cash flows from the underlying agreement did not support the value of the intangible and it was the Company's intent to terminate the agreement. The management agreement was subsequently terminated in 2002. The decrease in revenue was partially offset by growth in revenue due to the addition of several new customers and the expansion of services provided to existing customers.

        Property management revenue, which represented 22.4% of the Company's total revenue in 2001, increased $9.2 million, or 5.6% to $174.3 million in 2001 from $165.1 million in 2000. The increase was primarily due to an overall increase in reimbursement of salaries, wages, benefits and out-of-pocket general administrative costs of $8.7 million to $83.4 million in 2001 from $74.7 million in 2000. The increase in reimbursements was primarily due to a 7% increase from 2000 to 2001 in the average number of square feet of office space managed, which generates higher reimbursement revenues than other product types. Fees earned for property management services in 2001 were relatively consistent with 2000.

        Brokerage revenue, which represented 14.8% of the Company's total revenue in 2001, decreased $30.3 million, or 20.8%, to $115.5 million in 2001 from $145.8 million in 2000. The decrease was due to a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space. In addition, the average number of brokers employed during 2001 decreased slightly, as compared to 2000.

        Construction management revenues totaled $13.1 million in 2001 and represented 1.7% of the Company's total revenue in 2001. These revenues decreased $9.6 million, or 42.3%, from $22.7 million in 2000. Construction management revenues are generated from services including space planning and tenant finish coordination for institutional customers in conjunction with property management and leasing assignments, and are directly related to the customer's real estate demands. The decrease was primarily a result of a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy.

        Revenues from development and construction fees totaled $76.6 million in 2001 and represented 9.8% of the Company's total revenue in 2001. These revenues decreased $13.9 million, or 15.4%, from $90.5 million in 2000. The decrease was primarily due to a decrease of $17.7 million in development fees and incentive development fees as a result of a reduction in transaction volume, due to reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and a lack of available capital. This decrease was partially offset by an increase of $1.7 million of rental revenue from real estate properties held for sale, as these operating properties have been held for longer periods of time than in prior periods as a result of the downturn in the economy. Also partially offsetting the development fee decrease was an increase of $3.3 million of revenues generated from services including construction bidding and management, tenant finish coordination, project closeout and general contracting.

        Gain on disposition of real estate totaled $28.5 million in 2001 and represented 3.7% of the Company's total revenue in 2001. These gains decreased $18.6 million, or 39.5%, from $47.1 million in 2000. In 2001, the Company sold 46 real estate projects for an aggregate net sales price of $170.4 million, resulting in an aggregate gain on disposition of $28.5 million, including recognition of deferred gain of $0.3 million relating to dispositions in previous periods. In 2000, the Company sold 48 real estate projects for an aggregate net sales price of $211.6 million, resulting in an aggregate gain on disposition of $47.1 million.

        The Company's revenue from development activity for corporate customers has remained stable with an increase in development and construction activity related to higher education customers, offset by declines in corporate build-to-suits. Some of the Company's development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects. Since the latter part of 1999, the Company has become more cautious in developing speculative real estate. The caution reflects the fact that demand for new product in many of the markets in which the Company operates has declined with the overall downturn in the economy.

        Costs and Expenses.    The Company's costs and expenses increased $32.2 million, or 4.2%, to $797.4 million in 2001 from $765.2 million in 2000. In December 2001, the Company recorded a $32.0 million writedown due to impairment of goodwill, intangibles and investments, offset by $(2.3) million of related minority interest. The Company also recorded $4.8 million due to the change in fair value of its interest rate swap agreement, which was offset by a benefit to interest expense of $0.6 million, and recorded $11.0 million in restructuring charges. In December 2000, the Company recorded a $40.3 million writedown due to impairment of goodwill and investments. See below for further discussion.

        Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for reimbursed employees; salaries, benefits and annual incentive bonuses for unreimbursed employees; and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. Salaries, wages and benefits expense increased $39.7 million, or 9.1%, to $477.6 million in 2001 from $437.9 million in 2000. The increase was primarily due to increases in staffing to support internal growth in the Company's business, including new assignments for the Company's outsourcing business, and the inclusion of a full year of salaries, wages and benefits for Trammell Crow Savills. The year-to-year increase was driven by a $55.5 million increase in salaries and benefits for reimbursed employees associated with growth in reimbursed employee headcount (resulting primarily from growth in the Company's outsourcing business), offset by a $5.6 million decrease in salaries and benefits for unreimbursed employees. The absolute decrease in salaries and benefits for unreimbursed employees understates the impact of the Company's cost-reduction efforts in this area, as the Company was ramping up its unreimbursed workforce to record levels at year-end 2000 (to a level above that indicated by the 2000 expense) and then reducing headcount throughout 2001 (to a level below that indicated by the 2001 expense) as the market turned unfavorable. Effective January 1, 2001, the Company instituted a new bonus plan whereby a substantial majority of employee annual incentive bonuses were paid from a pool, the size of which was determined by the Company's pre-bonus income before income taxes. The new bonus plan resulted in a decrease in 2001 bonus expense and benefited income (loss) before income taxes by approximately $4.6 million in 2001.

        Commissions decreased $25.0 million, or 20.9%, to $94.7 million in 2001 from $119.7 million in 2000. The decrease in commission expense corresponds to the decrease in the Company's corporate advisory services and brokerage revenue, which was driven by a reduction in transaction volume and value as a result of increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which resulted in decreased demand for commercial space.

        General and administrative expenses increased $9.8 million, or 7.6%, to $138.3 million in 2001 from $128.5 million in 2000. General and administrative expenses that relate to out-of-pocket expenses that are reimbursed by customers comprised $3.3 million of the overall increase. The remaining increase was primarily attributable to increased pursuit cost expense of $6.2 million in 2001 due to the Company's decision not to proceed on certain development deals as a result of the downturn in the economy and softening markets. Other general and administrative expenses remained relatively flat due to company-wide cost reduction efforts undertaken beginning in the second quarter of 2001.

        Depreciation and amortization increased $2.2 million, or 10.1%, to $24.0 million in 2001 from $21.8 million in 2000. The increase in depreciation and amortization is primarily related to depreciation expense on information systems-related assets accounted for as capital leases placed in service in the second half of 2000 and during 2001.

        Interest expense decreased $1.8 million, or 10.7%, to $15.1 million in 2001 from $16.9 million in 2000. The decrease in interest expense in 2001 is a result of lower interest rates related to the Company's revolving line of credit and lower average outstanding balances in 2001. In addition, in 2001 the Company recorded $0.6 million of payments against its interest rate swap agreement liability that would have been recorded to interest expense had the interest rate swap agreement not been designated as a hedge effective November 1, 2001.

        In 2001 and 2000, the Company recorded $32.0 million (offset by $2.3 million of related minority interest) and $40.3 million, respectively, of writedowns due to impairment of goodwill, intangibles and investments. The Company recorded $26.5 million and $25.3 million of these writedowns in 2001 and 2000, respectively, related to goodwill and intangible assets (see Carrying Value of Real Estate, Goodwill, and Intangible Assets, above). In addition, the Company recorded $5.5 million and $15.0 million of the total writedowns in 2001 and 2000, respectively, to reflect impairment in the value of certain e-commerce investments made in 1999, 2000 and 2001. The impairment was triggered by: (i) the status at the time of the writedowns of the e-commerce industry (many technology companies had ceased operations, the availability of capital for e-commerce and internet companies had been dramatically reduced, and the Dow Jones Internet Index was down) and (ii) the financial status of the companies in which the Company has invested. In evaluating the extent of the impairment related to its e-commerce investments, the Company considered the following factors: (i) 2001 and 2000 financial results of the investees versus their original business plans, (ii) the value of the investee companies based on solicitations for additional financing, (iii) the investees' revised business plans and (iv) the investees' need for and limited availability of future funding.

        Prior to November 1, 2001, the Company's $150.0 million interest rate swap agreement was not effectively designated as a hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. This resulted in $4.8 million being recognized as expense related to the interest rate swap agreement for the period from January 1, 2001 through October 31, 2001, due to a change in fair value of the interest rate swap agreement. As of November 1, 2001, the Company effectively elected hedge accounting treatment and began using the hypothetical derivative method as defined by FAS 133 to measure hedge effectiveness for its interest rate swap agreement. No such charges were incurred in the year ended December 31, 2000.

        During 2001 the Company incurred a total of $11.0 million in restructuring charges as a result of an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure. As part of the reorganization, the Company advised approximately 300 employees across all functions and levels that their jobs were being eliminated as part of a cost-cutting effort focusing on inefficiencies and redundancies. The Company incurred restructuring charges of $3.7 million related to these terminations. In addition, also in 2001, the Company formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations. The accounting restructuring plan contemplated the termination of approximately 200 accounting personnel, 80 of whom ultimately resigned or were placed into open positions or onto new customer accounts. The Company incurred restructuring charges of $1.5 million related to these terminations. Also part of its restructuring plans, in 2001, the Company closed several offices and identified offices with excess space that it intends to sublease to third parties. The Company recorded $5.8 million of restructuring charges related to these activities, primarily comprised of future rent charges and cost to sublease (offset by estimated future sublease income) and miscellaneous future and equipment write-offs. No such restructuring charges were incurred in the year ended December 31, 2000.

        Income (Loss) From Continuing Operations Before Income Taxes, Minority Interest and Income From Investment in Unconsolidated Subsidiaries. The Company's income (loss) from continuing operations before income taxes, minority interest and income from investment in unconsolidated subsidiaries decreased $73.9 million, or 131.5%, to a loss of $17.7 million in 2001 from income of $56.2 million in 2000 due to the fluctuations in revenues and expenses above.

        Minority interest, net of income taxes, increased $3.5 million, or 134.6%, to $0.9 million in 2001 from $(2.6) million in 2000. The decrease is primarily a result of 2001 losses in consolidated entities in which outside parties have an interest, compared with income from such entities in 2000. In addition, the Company recorded $(2.3) million of minority interest related to goodwill writedowns associated with Trammell Crow Savills Asia-Pacific. See "Carrying Value of Real Estate, Goodwill and Intangible Assets" above for further discussion.

        Income from investments in unconsolidated subsidiaries, net of income taxes, increased $1.3 million, or 29.5%, to $5.7 million from $4.4 million in 2000. Income from unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions in the underlying unconsolidated subsidiaries. The Company's share of income from such subsidiaries is typically driven by its ownership percentage in the unconsolidated subsidiaries.

        Net Income (Loss).    Net income (loss) decreased $40.7 million, or 114.6%, to a loss of $5.2 million in 2001 from income of $35.5 million in 2000 due to the fluctuations in revenues and expenses described above.

Quarterly Results of Operations and Seasonality

        The following table presents unaudited quarterly results of operations data for the Company for each of the eight quarters in 2002 and 2001. This quarterly information is unaudited but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period. Revenues and net income (loss) (before non-recurring items such as writedowns, change in fair value of interest rate swap agreement and restructuring charges) during the fourth fiscal quarter historically have been somewhat greater than in each of the first three fiscal quarters, primarily because the Company's clients have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company's results of operations.

        The Company has restated its consolidated financial statements for each of the quarters in the year ended December 31, 2001, and for the first three quarters of 2002, to conform to the presentation for the quarter ended December 31, 2002. These reclassifications and adjustments are described in

"Item 6. Selected Consolidated Financial Data" and had no impact on net income (loss) or earnings (loss) per share in any period.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2002:
Total revenues, as previously reported	$168,439	$178,966	$173,757
Adjustment to eliminate intercompany fees	(133)	(106)	—
Reclassification of income from investments in unconsolidated subsidiaries	(2,424)	(5,067)	(785)
Reclassification of out-of-pocket expenses reimbursed by customers	6,937	7,091	6,905
Reclassification of amortization and writedowns of upfront cash payments to customers and capitalized third party costs	(692)	(1,943)	(704)
Reclassification of revenues relating to discontinued operations	—	—	(1,438)

Total revenues, restated(1)	172,127	178,941	177,735	$207,191
Net income	196 (2)	3,744 (3)	3,731 (4)	8,982	(5)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2001:
Total revenues, as previously reported	$172,895	$190,212	$188,925	$219,438
Adjustment to eliminate intercompany fees	(76)	(209)	65	576
Reclassification of income from investments in unconsolidated subsidiaries	(528)	(5,042)	(1,496)	(2,956)
Reclassification of out-of-pocket expenses reimbursed by customers	5,638	4,544	6,635	6,961
Reclassification of amortization and writedowns of upfront cash payments to customers and capitalized third party costs	(824)	(797)	(939)	(3,371)

Total revenues, restated(1)	177,105	188,708	193,190	220,648
Net income (loss)	20 (6)	4,265 (7)	3,784 (8)	(13,280	)(9)

(1)
As described in "Item 6. Selected Consolidated Financial Data," the consolidated financial statements have been restated to conform to the presentation for the quarter ended December 31, 2002. As a result, total revenues differ from the amounts disclosed in previous filings. These restatements do not impact net income (loss) for any period.

(2)
In the first quarter of 2002, interest expense was benefited by $996 for payments made against the Company's interest rate swap agreement liability that would have been recorded to interest expense had the interest rate swap agreement not been designated as a hedge.

(3)
In the second quarter of 2002, interest expense was benefited by $974 for payments made against the Company's interest rate swap agreement liability that would have been recorded to interest expense had the interest rate swap agreement not been designated as a hedge.

(4)
In the third quarter of 2002, the Company recorded $45 related to the change in fair value of its interest rate swap agreement, with an offsetting benefit to interest expense of $883. Also, in the third quarter of 2002, the Company recorded income from discontinued operations, net of income taxes, totaling $712. These discontinued operations related to the disposition of real estate properties in which the Company retained no continuing involvement, in accordance with FAS 144.

(5)
In the fourth quarter of 2002, the Company recorded $27 related to the change in fair value of its interest rate swap agreement, with an offsetting benefit to interest expense of $758. In addition, in the fourth quarter of 2002, the Company recorded $1,260 of provision for losses on real estate and a $212 charge to income from investments in unconsolidated subsidiaries (before income taxes) as a result of reclassifying certain assets previously classified as real estate held for sale to real estate held for investment, partially offset by $514 of related minority interest, in accordance with FAS 144. Also, in the fourth quarter of 2002, the Company recorded income from discontinued operations, net of income taxes, totaling $1,972. These discontinued operations related to the disposition of real estate properties in which the Company retained no continuing involvement, in accordance with FAS 144.

(6)
In the first quarter of 2001, the Company recorded $243 of restructuring charges.

(7)
In the second quarter of 2001, the Company recorded $704 of restructuring charges and $402 related to the change in fair value of its interest rate swap agreement.

(8)
In the third quarter of 2001, the Company recorded $3,480 of restructuring charges and $3,536 related to the change in fair value of its interest rate swap agreement.

(9)
In December 2001, the Company recorded writedowns of $26,440, offset by $2,346 of related minority interest, due to impairment of goodwill and intangibles. The Company also recorded a writedown of $5,528 to reflect impairment in the value of e-commerce investments made in late 1999, 2000 and 2001, consistent with the decrease in the value of companies in this sector since mid-2000. In addition, the Company recorded $6,525 of restructuring charges and $871 related to the change in fair value of its interest rate swap agreement, with an offsetting benefit to interest expense of $609.

Liquidity and Capital Resources

        The Company's liquidity and capital resources requirements include the funding of working capital needs, primarily costs incurred in providing services to its clients before collection of related billings; the funding of capital investments, including the acquisition of or investments in other real estate service companies; the repurchase of its shares if authorized by the Board of Directors; expenditures for real estate and payments on notes payable associated with its development and investment activities; and expenditures related to upgrading the Company's management information systems. The Company finances its operations with internally generated funds and borrowings under the Credit Facility (described below). The portion of the Company's development and investment business that includes the acquisition and development of real estate is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

        Net cash provided by operating activities totaled $71.9 million for the year ended December 31, 2002, compared to net cash provided by operating activities of $28.8 million in 2001. Net cash provided by operating activities, excluding the change in real estate and related borrowings, increased to $67.5 million in 2002, as compared to $35.4 million in 2001, primarily due to improved collections of accounts receivable. The increase in cash provided by operating activities is also due to an increase in net cash provided by development activity (real estate, net of related borrowings) to $4.4 million for the year ended December 31, 2002, compared to net cash used by development activity of $6.6 million for the same period in 2001.

        Net cash provided by investing activities totaled $4.7 million for the year ended December 31, 2002, compared to net cash used in investing activities of $7.9 million for the same period in 2001. This change is due to a decrease in cash used for furniture and equipment expenditures, primarily computer equipment under capital leases, to $4.3 million in 2002, compared to $11.3 million in 2001. In addition, the Company had no expenditures in 2002 related to acquisitions of real estate service companies, compared to $1.6 million of cash used in 2001 for earn out payments relating to acquisitions made in prior years. The increase in cash provided by investing activities is also due to the consolidation of certain entities in 2002 that had cash balances totaling $1.9 million. In addition, distributions from investments in unconsolidated subsidiaries, net of contributions, were $7.1 million in 2002, compared to $5.0 million in 2001.

        Net cash used in financing activities totaled $36.6 million for the year ended December 31, 2002, compared to $38.5 million for the same period in 2001. This change is attributable to payments, net of additional borrowings, in 2002, of $37.9 million, primarily under the Credit Facility (described below), compared to $29.3 million in 2001. In addition, the Company made distributions, net of contributions, to minority interest holders of $3.0 million in 2002, compared to $9.6 million in 2001. The Company also received $4.3 million in 2002 from the exercise of stock options and issuance of common stock, net of purchases of common stock, compared to $0.4 million in 2001.

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

        The Credit Facility requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $30.0 million ensuring the net interest on such excess is fixed, capped or hedged. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period ending March 24, 2003, with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The weighted average receive rate for the interest rate swap agreement was 1.80% for the year ended December 31, 2002. The Company's participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes.

        The Company also has a $25.0 million discretionary line of credit (the "Discretionary Line") with Bank of America, N.A. Each loan obtained by the Company under the Discretionary Line matures in five business days, but no later than December 15, 2003, and bears interest at a rate agreed upon between the Company and the bank. Borrowings under the Discretionary Line are unsecured and reduce borrowing capacity under the Credit Facility.

        At December 31, 2002, the Company had outstanding borrowings of $19.0 million under the Credit Facility and no borrowings outstanding under the Discretionary Line. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. As it takes longer for the Company to dispose of real estate investments in a weaker economy, the current economic slow down could adversely impact the Company's ability to comply with certain of the real estate-related financial covenants in the Company's Credit Facility, which could negatively impact the Company's borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company's "EBITDA", as defined in the Credit Agreement and calculated on a trailing four quarter basis, a decline in the Company's overall operations could adversely impact the Company's ability to comply with these financial covenants and, in turn, the Company's borrowing capacity. The Company's unused borrowing capacity (taking into account letters of credit outstanding and limitations from certain financial covenants) under the Credit Facility was $105.3 million at December 31, 2002. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

        The Company has various contractual obligations at December 31, 2002, that could impact its liquidity as summarized below (in millions):

Contractual Obligations

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 Years	After 5 years
Long-term debt	$19.1	$0.1	$19.0	$—	$—
Capital lease obligations	3.6	3.0	0.6	—	—
Operating leases	68.0	18.5	39.0	10.5	—
Notes payable on real estate (recourse)	9.4	9.4	—	—	—
Notes payable on real estate (nonrecourse)	104.4	59.0	45.4	—	—
Other obligations	8.3	8.2	0.1	—	—

Total Contractual Obligations	$212.8	$98.2	$104.1	$10.5	$—

Other Commitments

	Amount of Commitments by Time of Expiration
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$11.0	$11.0	$—	$—	$—
Guarantees(1)	53.0	39.3	13.5	0.2	—

Total Commitments	$64.0	$50.3	$13.5	$0.2	$—

(1)
With respect to two of the projects to which these guarantees relate (totaling $38.5 million at December 31, 2002), the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related note payable upon completion of the project or has long-term leases with or guaranteed by investment grade companies.

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

        In May 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The repurchase program authorized the repurchase of up to $15.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through December 31, 2002, the Company had repurchased 459,500 shares at an average cost of $10.11 per share with funds generated from operations and existing cash. The Company placed the repurchased shares in treasury. The Company intends to reissue such shares in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's long-term incentive plan and other equity-based incentive plans, as well as for other corporate purposes.

Investments in Unconsolidated Subsidiaries

        As part of its real estate development activities, the Company has numerous investments in unconsolidated subsidiaries, generally with unrelated parties. Since the Company does not control these subsidiaries, it accounts for its investment using the equity method or the cost method. These underlying entities typically own real estate investments and carry debt related to the financing of such real estate. Because these subsidiaries are unconsolidated, the subsidiaries' real estate investments and related debt are not included in the Company's consolidated balance sheet; the Company's consolidated balance sheet instead captures the Company's investment in the subsidiaries. In some cases, the Company has guaranteed repayment of the debt of such entities and therefore would be required to repay the guaranteed portion of debt if the underlying entity defaults on its obligation.

        On December 31, 2002, the Company paid $13,000 to purchase all of the outstanding shares of common stock of Realty Holdings, Inc. ("RHI"), a corporation that was formed to invest in real estate partnerships (the "RHI Purchase"). As a result, the Company became the sole shareholder of RHI on such date. Prior to the RHI purchase, the Company had invested $100,000 in exchange for all of the 500 shares of non-voting preferred stock of RHI, and eleven individuals, all of whom were current or former executives of the Company, collectively owned the 990 shares of outstanding common stock of RHI (with each of these individuals investing $1,000). These executives' ownership of common stock of RHI was not contingent on continued employment with the Company. However, a majority of the stockholders of RHI had the ability to cause RHI to purchase any other stockholder's shares of RHI at any time for any reason. RHI also had the right of first refusal to purchase the shares of a common stockholder if such stockholder wished to sell his shares and had a bona fide written offer from a third party. RHI is controlled by its Board of Directors, which is elected by the common shareholders. Each of the three directors is an officer of the Company, but none was a stockholder of RHI. Through December 31, 2001, RHI had invested in five single-purpose real estate projects as a 0.5% or 1.0% general partner, with wholly owned subsidiaries of the Company as 99.5% or 99.0% limited partners. RHI and the Company each had minimal investments in such subsidiaries, since the underlying real estate projects were 100% financed with third-party debt. At December 31, 2001, the Company had guaranteed repayment of $47.9 million of debt of such entities. With respect to two of the projects to which these guarantees relate, the Company had agreements with institutional or investment grade investors to purchase the project and repay the related debt upon completion of the project.

        RHI has controlling interests in each of the entities in which it invests. Prior to the RHI Purchase, the Company did not control RHI and, as such, it accounted for its investment in RHI under the equity method and, accordingly, recorded its share of profits and losses of such underlying entities as income (loss) from unconsolidated subsidiaries. As a result of the RHI Purchase, the Company owns 100% of RHI, and accordingly, on December 31, 2002, began to account for RHI as a consolidated subsidiary.

        RHI has a 0.5% general partnership interest in Trammell Crow Investment Fund IV, L.P. ("Fund IV"), a discretionary development and investment fund in which the Company holds a 37.0% limited partnership interest, with the remaining limited partner interests held by unrelated parties. Since RHI controls Fund IV, and RHI is a wholly-owned subsidiary of the Company as of December 31, 2002, the Company began consolidating Fund IV on December 31, 2002.

        The Company's share of income (loss) of RHI and Fund IV was $0.3 million and $(0.4) million, respectively, for 2002 (up to the time that RHI and Fund IV were consolidated by the Company) and $0.6 million and $(0.3) million, respectively, for 2001.

Effects of Inflation

        The Company does not believe that inflation has had a significant impact on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Forward-Looking Statements

        Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation statements containing the words "believe," "anticipate," "forecast," "will," "expect," "envision," "project," "budget," "target," "estimate," "should," "intend," "foresee," and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to:

  •
  the timing of individual transactions,

  •
  the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale,

  •
  the ability of the Company to compete effectively in the international arena,

  •
  the ability of the Company to attract new corporate and institutional customers,

  •
  the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company's participation as a principal in real estate investments,

  •
  the Company's ability to continue to pursue its growth strategy,

  •
  the Company's ability to compete in highly competitive national and local business lines, and

  •
  the Company's ability to attract and retain qualified personnel in all areas of its business (particularly senior management).

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

        If an increase or decrease in market interest rates of 100 basis points were to have occurred at December 31, 2002, the Company's total estimated interest costs for 2003 would increase or decrease, and estimated income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries would decrease or increase accordingly, by approximately $1.0 million, including the effect of its interest rate swap agreement with a notional amount of $150.0 million, which expires March 24, 2003. The Company's sensitivity analysis is based on borrowings outstanding as of December 31, 2002. If the market interest rates for variable rate debt had been 100 basis points higher or lower in 2002, the Company's total interest costs would have increased or decreased accordingly, and income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries would have decreased or increased accordingly, by approximately $0.2 million, after considering the effect of the interest rate swap agreement in effect during 2002. Interest costs include both interest that is expensed and interest that is capitalized as part of the cost of real estate. A portion of the interest relating to the Company's real estate debt ($113.8 million at December 31, 2002) is capitalized. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in a higher interest rate environment.

        The Company's earnings are somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Canada, Europe, Asia and Australia. At December 31, 2002, a uniform 5% strengthening or weakening in the value of the dollar relative to the currencies in which the Company's foreign operations are denominated would result in an estimated decrease or increase accordingly in income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries of approximately $0.2 million for the year ending December 31, 2003. If, during the year ended December 31, 2002, a uniform 5% strengthening or weakening in the value of the dollar relative to the currencies in which the Company's foreign operations are denominated had occurred, it would have resulted in a decrease or increase accordingly in income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries of approximately $0.1 million. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar and are based on either the Company's actual 2002 or an estimate of 2003 income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries from foreign operations. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes to its 2003 anticipated level of foreign operations or local currency prices.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the headings "Proposal One—Election of Class III Directors," "Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth under the heading "Executive Compensation" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 201(d) of Regulation S-K is set forth under the heading "Item 5. Market for Common Equity and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans."

        The information set forth under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the headings "Executive Compensation" and "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    The financial statements filed as part of this Report at Item 8 are listed in the List of Financial Statements and Financial Statement Schedule on page F-2 of this Report.

(a)(2)    The financial statement schedule filed as part of this Report at Item 8 is listed in the List of Financial Statements and Financial Statement Schedule on page F-2 of this Report.

(a)(3)    The following documents are filed or incorporated by reference as exhibits to this Report:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(5)	First Amendment to Bylaws of the Company
3.2.2	Second Amendment to Bylaws of the Company
4.1(1)	Form of certificate for shares of Common Stock of the Company
10.1(6)	Amended and Restated Credit Agreement dated December 18, 2000, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.1.1(8)	First Amendment of Amended and Restated Credit Agreement dated December 31, 2001, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.1.2(9)	Credit Agreement dated June 28, 2002, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.2(1)	Form of License Agreement among the Company and CFH
10.2.1(9)	First Amendment to License Agreement dated July 31, 2002, between the Company and CFH
10.3(10)	Form of Indemnification Agreement, with schedule of signatures
10.4(1)	Predecessor Company's 1997 Stock Option Plan
10.5(1)	Company's Long-Term Incentive Plan
10.5.1(2)	Amendment No. 1 to Long-Term Incentive Plan
10.5.2 |	Second Amendment to Long-Term Incentive Plan
10.6(1)	Company's 1995 Profit Sharing Plan
10.7(3)	Company's Employee Stock Purchase Plan
10.7.1(4)	First Amendment to the Company's Employee Stock Purchase Plan
10.7.2(6)	Second Amendment to the Company's Employee Stock Purchase Plan
10.7.3(7)	Third Amendment to the Company's Employee Stock Purchase Plan
10.8(1)	Form of Stockholders' Agreement among the Company, Crow Family Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto
10.9(9)	Consulting Agreement dated as of June 1, 2002, between the Company and J. McDonald Williams
10.10(9)	Employment Agreement dated as of July 1, 2002, between the Company and Robert E. Sulentic
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney for Derek R. McClain
24.2	Power of Attorney for Arlin E. Gaffner
24.3	Power of Attorney for Curtis F. Feeny
24.4	Power of Attorney for Rebecca A. McDonald
24.5	Power of Attorney for J. McDonald Williams
24.6	Power of Attorney for William F. Concannon
24.7	Power of Attorney for James R. Erwin

24.8	Power of Attorney for Jeffrey M. Heller
24.9	Power of Attorney for Rowland T. Moriarty
24.10	Power of Attorney for Robert E. Sulentic

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

(6)
Previously filed as an exhibit to the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2001 and incorporated herein by reference.

(7)
Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001 and incorporated herein by reference.

(8)
Previously filed as an exhibit to the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002 and incorporated herein by reference.

(9)
Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated herein by reference.

(10)
Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(b)
Reports on Form 8-K

  On November 14, 2002, the Company filed a Current Report on Form 8-K pursuant to Item 9 of Form 8-K, regarding the submission of certificates to the Securities and Exchange Commission by Robert E. Sulentic, Chief Executive Officer, and Derek R. McClain, Chief Financial Officer, relating to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

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

TRAMMELL CROW COMPANY
Date: March 31, 2003	By:	/s/ ROBERT E. SULENTIC Robert E. Sulentic Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT E. SULENTIC Robert E. Sulentic	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2003
* Derek R. McClain	Executive Vice President and Chief Financial Officer	March 31, 2003
* Arlin E. Gaffner	Executive Vice President and Chief Accounting Officer	March 31, 2003
* Curtis F. Feeny	Director	March 31, 2003
* Rebecca A. McDonald	Director	March 31, 2003
* J. McDonald Williams	Chairman Emeritus	March 31, 2003
* William F. Concannon	President, Global Services, and Director	March 31, 2003
* James R. Erwin	Director	March 31, 2003
* Jeffrey M. Heller	Director	March 31, 2003
* Rowland T. Moriarty	Director	March 31, 2003

        Robert Sulentic, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

*By:	/s/ ROBERT E. SULENTIC Robert E. Sulentic Attorney-in-fact	March 31, 2003

CERTIFICATION

I, Robert E. Sulentic, certify that:

1.
I have reviewed this annual report on Form 10-K of Trammell Crow Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 31, 2003	/s/ ROBERT E. SULENTIC Robert E. Sulentic Chief Executive Officer

CERTIFICATION

I, Derek R. McClain, certify that:

1.
I have reviewed this annual report on Form 10-K of Trammell Crow Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 31, 2003	/s/ DEREK R. MCCLAIN Derek R. McClain Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(5)	First Amendment to Bylaws of the Company
3.2.2	Second Amendment to Bylaws of the Company
4.1(1)	Form of certificate for shares of Common Stock of the Company
10.1(6)	Amended and Restated Credit Agreement dated December 18, 2000, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.1.1(8)	First Amendment of Amended and Restated Credit Agreement dated December 31, 2001, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.1.2(9)	Credit Agreement dated June 28, 2002, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.2(1)	Form of License Agreement among the Company and CFH
10.2.1(9)	First Amendment to License Agreement dated July 31, 2002, between the Company and CFH
10.3(10)	Form of Indemnification Agreement, with schedule of signatures
10.4(1)	Predecessor Company's 1997 Stock Option Plan
10.5(1)	Company's Long-Term Incentive Plan
10.5.1(2)	Amendment No. 1 to Long-Term Incentive Plan
10.5.2	Second Amendment to Long-Term Incentive Plan
10.6(1)	Company's 1995 Profit Sharing Plan
10.7(3)	Company's Employee Stock Purchase Plan
10.7.1(4)	First Amendment to the Company's Employee Stock Purchase Plan
10.7.2(6)	Second Amendment to the Company's Employee Stock Purchase Plan
10.7.3(7)	Third Amendment to the Company's Employee Stock Purchase Plan
10.8(1)	Form of Stockholders' Agreement among the Company, Crow Family Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto
10.9(9)	Consulting Agreement dated as of June 1, 2002, between the Company and J. McDonald Williams
10.10(9)	Employment Agreement dated as of July 1, 2002, between the Company and Robert E. Sulentic
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney for Derek R. McClain
24.2	Power of Attorney for Arlin E. Gaffner
24.3	Power of Attorney for Curtis F. Feeny
24.4	Power of Attorney for Rebecca A. McDonald
24.5	Power of Attorney for J. McDonald Williams
24.6	Power of Attorney for William F. Concannon
24.7	Power of Attorney for James R. Erwin
24.8	Power of Attorney for Jeffrey M. Heller
24.9	Power of Attorney for Rowland T. Moriarty
24.10	Power of Attorney for Robert E. Sulentic

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

(6)
Previously filed as an exhibit to the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2001 and incorporated herein by reference.

(7)
Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001 and incorporated herein by reference.

(8)
Previously filed as an exhibit to the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002 and incorporated herein by reference.

(9)
Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated herein by reference.

(10)
Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2002

TRAMMELL CROW COMPANY AND SUBSIDIARIES

DALLAS, TEXAS

FORM 10-K-ITEM 15(a)(1) and (2)

TRAMMELL CROW COMPANY AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        The following consolidated financial statements of Trammell Crow Company and Subsidiaries for the year ended December 31, 2002, are included in Item 8:

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Trammell Crow Company

        We have audited the accompanying consolidated balance sheets of Trammell Crow Company and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trammell Crow Company and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill. Also, as more fully described in Note 1 under "Restatement," the Company made certain reclassifications and adjustments.

                      ERNST & YOUNG LLP

Dallas, Texas
February 17, 2003

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
		(restated)
	(in thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$78,097	$38,059
Restricted cash	8,921	—
Accounts receivable, net of allowance for doubtful accounts of $4,663 in 2002 and $5,123 in 2001	116,459	160,078
Receivables from affiliates	3,838	5,000
Notes and other receivables	15,073	19,752
Deferred income taxes	3,654	3,182
Real estate under development	10,560	—
Real estate held for sale	35,921	232,440
Other current assets	8,898	19,301

Total current assets	281,421	477,812
Furniture and equipment, net	23,172	33,790
Deferred income taxes	20,904	26,239
Real estate under development	57,254	—
Real estate held for investment	70,438	—
Investments in unconsolidated subsidiaries	71,463	52,108
Goodwill, net	74,178	74,230
Other assets	23,236	28,083

	$622,066	$692,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$20,234	$37,469
Accrued expenses	105,672	103,524
Payables to affiliates	—	1,609
Income taxes payable	3,121	2,973
Current portion of long-term debt	70	11,167
Current portion of capital lease obligations	2,989	4,689
Current portion of notes payable on real estate	68,405	158,226
Other current liabilities	8,204	11,214

Total current liabilities	208,695	330,871
Long-term debt, less current portion	19,000	43,000
Capital lease obligations, less current portion	658	3,157
Notes payable on real estate, less current portion	45,402	—
Other liabilities	86	537

Total liabilities	273,841	377,565
Minority interest	39,871	28,574
Stockholders' equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 36,227,820 shares issued and 36,179,173 shares outstanding in 2002, and 35,879,515 shares issued and 35,584,423 shares outstanding in 2001	362	359
Paid-in capital	178,977	176,354
Retained earnings	130,874	115,084
Accumulated other comprehensive loss	(589)	(1,331)
Less: Treasury stock	(464)	(2,951)
Unearned stock compensation, net	(806)	(1,392)

Total stockholders' equity	308,354	286,123

	$622,066	$692,262

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
		(restated)	(restated)
	(in thousands, except share and per share data)
REVENUES
Corporate Services:
Facilities management	$233,756	$201,573	$151,515
Corporate advisory services	108,414	115,599	143,536
Project management services	58,134	52,973	53,430

	400,304	370,145	348,481
Institutional Services:
Property management	147,613	174,279	165,081
Brokerage	95,657	115,463	145,761
Construction management	10,006	13,082	22,672

	253,276	302,824	333,514
Development and construction fees	55,453	76,630	90,528

	709,033	749,599	772,523
Gain on disposition of real estate	25,774	28,456	47,119
Other	1,187	1,596	1,738

	735,994	779,651	821,380
COSTS AND EXPENSES
Salaries, wages and benefits	472,920	477,628	437,891
Commissions	87,819	94,655	119,702
General and administrative	133,784	138,308	128,448
Depreciation	15,236	15,811	12,544
Amortization	2,589	8,164	9,335
Interest	10,243	15,057	16,947
Writedowns due to impairment of goodwill, intangibles and investments	—	31,968	40,347
Change in fair value of interest rate swap agreement	72	4,809	—
Restructuring charges	—	10,952	—

	722,663	797,352	765,214

Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	13,331	(17,701)	56,166
Income tax (expense) benefit	(5,942)	5,893	(22,492)
Minority interest, net of income tax (expense) benefit of $(1,302), $(662) and $1,714 in 2002, 2001 and 2000, respectively	1,619	880	(2,567)
Income from investments in unconsolidated subsidiaries, net of income tax expense of $(3,988), $(4,305) and $(2,903) in 2002, 2001 and 2000, respectively	4,961	5,717	4,347

Income (loss) from continuing operations	13,969	(5,211)	35,454
Income from discontinued operations, net of income tax expense of $(2,159)	2,684	—	—

Net income (loss)	$16,653	$(5,211)	$35,454

Income (loss) per share from continuing operations:
Basic	$0.39	$(0.15)	$1.02

Diluted	$0.38	$(0.15)	$0.98

Income per share from discontinued operations, net of income taxes:
Basic	$0.08	$—	$—

Diluted	$0.07	$—	$—

Earnings (loss) per share:
Basic	$0.47	$(0.15)	$1.02

Diluted	$0.45	$(0.15)	$0.98

Weighted average common shares outstanding:
Basic	35,741,754	35,356,710	34,851,738
Diluted	36,797,012	35,356,710	36,147,744

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2002, 2001 and 2000
(in thousands, except share data)

	Common Shares					Accumulated Other Comprehensive Income (Loss)
			Common Stock Par Value	Paid-In Capital	Retained Earnings		Treasury Stock	Stockholder Loans	Unearned Stock Compensation
	Issued	Treasury								Total
Balance at January 1, 2000	35,581,620	801,725	$356	$174,645	$88,160	$—	$(9,363)	$(98)	$(2,048)	$251,652
Net income	—	—	—	—	35,454	—	—	—	—	35,454
Issuance of restricted stock	—	(219,053)	—	11	(49)	—	2,555	—	(2,517)	—
Forfeiture of restricted stock	—	10,261	—	(110)	—	—	(123)	—	84	(149)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	—	1,708	1,708
Issuance of common stock	268,688	(141,997)	2	1,828	(358)	—	1,656	—	—	3,128
Stock repurchase	—	49,800	—	—	—	—	(566)	—	—	(566)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(366)	—	—	—	(366)
Collection of stockholder loans	—	—	—	—	—	—	—	98	—	98

Balance at December 31, 2000	35,850,308	500,736	358	176,374	123,207	(366)	(5,841)	—	(2,773)	290,959
Net loss	—	—	—	—	(5,211)	—	—	—	—	(5,211)
Issuance of restricted stock	—	(7,562)	—	—	(2)	—	88	—	(86)	—
Forfeiture of restricted stock	—	39,992	—	(132)	—	—	(410)	—	275	(267)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	—	1,192	1,192
Issuance of common stock	29,207	(697,574)	1	112	(2,910)	—	7,856	—	—	5,059
Stock repurchase	—	459,500	—	—	—	—	(4,644)	—	—	(4,644)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,094)	—	—	—	(1,094)
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	129	—	—	—	129

Balance at December 31, 2001	35,879,515	295,092	359	176,354	115,084	(1,331)	(2,951)	—	(1,392)	286,123
Net income	—	—	—	—	16,653	—	—	—	—	16,653
Issuance of restricted stock	30,000	—	—	417	—	—	—	—	(417)	—
Forfeiture of restricted stock	—	41,614	—	(96)	—	—	(398)	—	163	(331)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	—	840	840
Issuance of common stock	318,305	(288,059)	3	2,302	(863)	—	2,885	—	—	4,327
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,208	—	—	—	1,208
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	(466)	—	—	—	(466)

Balance at December 31, 2002	36,227,820	48,647	$362	$178,977	$130,874	$(589)	$(464)	$—	$(806)	$308,354

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
		(restated)	(restated)
	(in thousands)
Operating activities
Cash flows from earnings:
Net income (loss)	$16,653	$(5,211)	$35,454
Reconciliation of net income (loss) to net cash provided by earnings:
Depreciation	15,236	15,811	12,544
Amortization	2,589	8,164	9,335
Amortization of employment contracts and unearned stock compensation	2,467	2,880	4,279
Amortization of contract intangibles	2,718	3,855	2,243
Bad debt expense	4,762	4,359	3,700
Provision for losses on real estate	2,422	420	—
Writedowns due to impairment of goodwill, intangibles and investments	1,149	34,044	40,347
Minority interest	(2,921)	(1,542)	4,281
Discontinued operations, net of income taxes	2,684	—	—
Deferred income tax provision (benefit)	4,087	(13,482)	(6,412)
Change in fair value of interest rate swap agreement	72	4,809	—
Income from investments in unconsolidated subsidiaries	(8,949)	(10,022)	(7,250)

Net cash provided by earnings	42,969	44,085	98,521
Changes in operating assets and liabilities:
Restricted cash	(8,921)	—	—
Accounts receivable	39,267	(16,747)	(32,830)
Receivables from affiliates	1,162	1,838	(1,075)
Notes receivable and other assets	11,843	7,029	(34,785)
Real estate	30,866	(12,863)	(56,832)
Notes payable on real estate	(26,438)	6,288	57,418
Accounts payable and accrued expenses	(15,099)	489	9,553
Payables to affiliates	(1,609)	(282)	1,161
Income taxes payable/recoverable	2,307	(619)	(3,343)
Other liabilities	(4,392)	(392)	2,843

Net cash flows from changes in working capital	28,986	(15,259)	(57,890)

Net cash provided by operating activities	71,955	28,826	40,631

Investing activities
Expenditures for furniture and equipment	(4,314)	(11,339)	(11,700)
Acquisitions of real estate service companies	—	(1,548)	(8,027)
Cash related to consolidation of entities (See Note 4)	1,873	—	—
Investments in unconsolidated subsidiaries	(6,975)	(11,419)	(37,425)
Distributions from unconsolidated subsidiaries	14,113	16,444	11,663

Net cash provided by (used in) investing activities	4,697	(7,862)	(45,489)

Financing activities
Principal payments on long-term debt and capital lease obligations	(228,125)	(389,730)	(201,576)
Proceeds from long-term debt	190,214	360,439	212,806
Contributions from minority interest	4,778	4,843	8,082
Distributions to minority interest	(7,808)	(14,509)	(9,005)
Purchase of common stock	—	(4,644)	(566)
Proceeds from exercise of stock options	1,763	1,252	462
Proceeds from issuance of common stock	2,564	3,807	2,666
Collections of stockholder loans	—	—	98

Net cash provided by (used in) financing activities	(36,614)	(38,542)	12,967

Net increase (decrease) in cash and cash equivalents	40,038	(17,578)	8,109
Cash and cash equivalents, beginning of year	38,059	55,637	47,528

Cash and cash equivalents, end of year	$78,097	$38,059	$55,637

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Net income (loss)	$16,653	$(5,211)	$35,454
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $1,093 in 2002, $(700) in 2001 and $(224) in 2000	1,208	(1,094)	(366)
Change in fair value of interest rate swap agreement, net of tax expense (benefit) of $(317) in 2002 and $88 in 2001	(466)	129	—

Comprehensive income (loss)	$17,395	$(6,176)	$35,088

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002
(in thousands, except share and per share data)

1.    Organization and Summary of Significant Accounting Policies

  Organization

        Trammell Crow Company (the "Company") is one of the largest diversified commercial real estate service firms in North America. The Company's business is organized under two separate national leadership structures. The Global Services Group includes substantially all of the property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both corporate and institutional customers. Substantially all of the Company's real estate development, capital markets and investment activities are conducted through the Company's Development and Investment Group.

        Within the Global Services segment, with approximately 5,800 full-time equivalent ("FTE") employees, the Company provides services to institutional customers (investors that are not typically the primary occupants of the commercial properties with respect to which services are performed) and corporate customers (users of space who are typically the primary occupants of commercial properties, including multinational corporations, hospitals and universities). Building management services provided to institutional customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to institutional customers include project leasing and investment sales services whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space and land. The building management services provided to corporate customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Brokerage services provided to corporate customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to corporate customers include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design and workspace moves, adds and changes. In North America, the Global Services Group is organized into 15 different geographic "mega-markets," many of which are multi-city.

        Effective January 1, 2002, the Company transferred operational responsibility for its e-commerce related activities to management of the Global Services Group, and, accordingly, the Company now reports these activities in the Global Services segment. E-commerce activities for 2001 and 2000 have been reclassified to conform to this presentation and, as a result, amounts reported for 2001 and 2000 differ from amounts previously reported.

        Within the Development and Investment segment, with approximately 190 FTE employees, the Company provides development services to both institutional and corporate customers—both those pursuant to which the Company takes an ownership position and those pursuant to which the Company provides development services for others on a base fee and/or incentive fee basis. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination.

  Use of Estimates

        The preparation of the financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Consolidation

        The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other subsidiaries over which the Company has control. Intercompany accounts and transactions have been eliminated. The Company's investments in subsidiaries (including subsidiaries where the Company has less than 20% ownership) in which it has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for on the equity method. The Company eliminates transactions with such equity method subsidiaries to the extent of its ownership in such subsidiaries. Accordingly, the Company's share of the earnings or losses of these equity basis subsidiaries is included in consolidated net income (loss). Investments in other subsidiaries are carried at cost. These unconsolidated subsidiaries primarily own or invest in real estate development projects.

  Restatement

        The Company has restated its consolidated financial statements for the years ended December 31, 2001 and 2000, to conform to the presentation for the year ended December 31, 2002. The reclassifications and adjustments described in the following paragraphs had no impact on net income (loss), earnings (loss) per share or stockholders' equity in any period.

        In the fourth quarter of 2002, the Company restated its consolidated statements of operations for the years ended December 31, 2001 and 2000, to reflect the elimination of intercompany transactions. The Company previously accounted for fees earned by certain of the Company's subsidiaries (primarily development fees and leasing commissions) for services provided to the Company's consolidated and unconsolidated development subsidiaries by deferring the recognition of revenue from such fees in an amount proportionate with its ownership percentage in these subsidiaries until the Company's ownership interest in such subsidiaries (or the underlying real estate asset) was sold. At that time, the revenue was recognized as either development fees or brokerage revenue, as applicable. The Company has restated its consolidated statements of operations for the years ended December 31, 2001 and 2000, to eliminate these transactions altogether, resulting in decreases in brokerage revenues and development and construction fees and consequent increases in gain on disposition of real estate and income from investments in unconsolidated subsidiaries and changes to minority interest. Brokerage revenues decreased by $4,009 and $4,240, development and construction fees decreased by $1,874 and $1,832, gain on disposition of real estate increased by $4,554 and $5,315, income from investments in unconsolidated subsidiaries (before income taxes) increased by $1,685 and $185, and minority interest expense (before income taxes) increased (decreased) by $356 and $(572) from amounts previously reported for the years ended December 31, 2001 and 2000, respectively. Consistent with the restatement of the consolidated statements of operations, the Company restated its consolidated balance sheet at December 31, 2001, reflecting the following adjustments: a decrease in accrued expenses of $5,092, a decrease in accounts payable of $406, a decrease in minority interest of $1,385, an increase in receivables from affiliates of $1, a decrease in other current assets of $934, a decrease in real estate held for sale of $2,413, a decrease in investments in unconsolidated subsidiaries of $2,976, and a decrease in accounts receivable of $561.

        In addition, in the fourth quarter of 2002, the Company changed its financial statement presentation by reclassifying its income from investments in unconsolidated subsidiaries from a component of revenues to a single line item, net of income taxes. Similarly, the Company reclassified its minority interest from a component of costs and expenses to a single line item, net of income taxes. These reclassifications impacted certain income statement captions as follows for the years ended December 31, 2001 and 2000, respectively: income (loss) before income taxes is now captioned income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries, and within this caption, the loss in 2001 increased and income in 2000 decreased by $11,564 and $2,969; income tax benefit increased and income tax expense decreased by $4,967 and $1,189; income from investments in unconsolidated subsidiaries is now shown net of tax and decreased by $4,305 and $2,903 (representing the effect of income taxes); and minority interest is now shown net of tax and decreased by $(662) and $1,714 (representing the effect of income taxes).

        In the fourth quarter of 2002, the Company applied the provisions of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Amounts related to reimbursements of out-of-pocket expenses incurred have been reclassified for all periods presented. The impact of these retroactive reclassifications was to increase revenues by $23,778 and $19,776, increase salaries, wages and benefits expense by $4,188 and $3,512, and increase general and administrative expenses by $19,590 and $16,264 from amounts previously reported for the years ended December 31, 2001 and 2000, respectively.

        In the fourth quarter of 2002, the Company applied the provisions of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. Accordingly, the Company reclassified its amortization of capitalized upfront cash payments to customers and capitalized third party costs incurred in order to enter into service agreements with new customers as a reduction of revenues rather than a charge to amortization expense as previously reported. In addition, the Company also reclassified writedowns due to the impairment of capitalized upfront cash payments to customers as a reduction of revenues rather than a charge to writedowns due to impairment of goodwill, intangibles and investments as previously reported. The impact of these reclassifications was to decrease revenues by $5,931 and $2,243, decrease amortization expense by $3,855 and $2,243, and decrease writedowns due to impairment of goodwill, intangibles and investments by $2,076 and $0 for the years ended December 31, 2001 and 2000, respectively. These reclassifications also reduced EBITDA, as adjusted, by $5,931 and $2,243 from amounts previously reported for the years ended December 31, 2001 and 2000, respectively.

        Effective January 1, 2002, the Company transferred operational responsibility for its e-commerce initiatives to management of the Global Services Group, as it views these initiatives as integral parts of its service platform, not as separate businesses. Consequently, the E-Commerce segment reported in 2001 has been included with the Global Services segment in 2002. Amounts related to e-commerce activities for the year ended December 31, 2002, have been presented under this segment format, and such amounts for the years ended December 31, 2001 and 2000, have been reclassified to conform to this presentation (see Note 20).

  Revenue Recognition

        The Company recognizes fees from property management and facilities management services over the terms of the respective management contracts. Most of the property management contracts are cancelable at will or with 30 days' notice. The terms of the facilities management contracts generally range from three to five years, although many provide for earlier termination. Also, the Company earns incentive fees for property management and facilities management services based on various quantitative and/or qualitative criteria specified in the management agreement. These fees are recognized when quantitative criteria have been met or, for those incentive fees based on qualitative criteria, upon approval of the fee by the customer. The Company's incentive development and management fee revenues are not recognized to the extent that such revenues are subject to future performance contingencies, but rather once the performance period has ended.

        The Company's project leasing and tenant representation transactions are subject to commission agreements between the Company and the customer which typically describe the calculation of the fee and when the Company earns such fee. The recognition of revenue for each transaction is dictated by the terms of the relevant commission agreement, each of which is unique. The commission agreements generally provide that 50% of the commission is earned and payable upon execution of the lease and 50% is earned and payable upon the tenant's occupancy of the space. Generally the first 50% of the commission is not contingent on the subsequent occupancy of the space. However, sometimes these agreements contain refund provisions whereby the first 50% of the commission may be refundable should the tenant not occupy the subject space. In cases where refund provisions or other contingencies exist, the Company does not recognize the revenue until the contingency is eliminated. Investment sales brokerage revenue is recognized upon closing of the underlying real estate transaction. The Company does not recognize these revenues until there is evidence of an arrangement, services have been rendered, the price is determinable, and collectibility is reasonably assured. This has been the Company's policy since its initial public offering in 1997.

        Development services and project management services generate fees from development and construction management projects and net construction revenues, which are gross construction revenues net of subcontract costs. For projects exceeding three months, fees are recognized using the percentage-of-completion method based on costs incurred as a percentage of total expected costs. For contracts under three months, fees are recognized upon completion of the contract. Gross construction services revenues totaled $45,065, $115,977 and $154,209 and subcontract costs totaled $33,332, $96,533 and $130,024 in 2002, 2001 and 2000, respectively. The Company also earns incentive development fees by reaching specified leasing or budget targets, as defined in the relevant development services agreement. The Company recognizes such fees when the specified target is attained.

        Gains on disposition of real estate are recognized upon sale of the underlying project in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate.

        The Company records deferred income to the extent that cash payments have been received, or amounts have been billed, in accordance with the terms of underlying agreements, but such amounts have not yet met the criteria for revenue recognition in accordance with GAAP. When such revenues meet the appropriate criteria, the Company recognizes revenue as permitted.

        The Company records reimbursement revenue for employee related costs in accordance with its contracts with customers. During 2002, the Company adopted the provisions of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"), which requires that, effective January 1, 2002, certain reimbursements received from customers for out-of-pocket expenses are characterized as revenue in the statement of operations rather than as a reduction of the expenses incurred. Since the Company is the primary obligor, has supplier discretion and bears credit risk for such expenses, the Company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized when the underlying reimbursable costs are incurred.

  Long-Lived Assets

        Real Estate

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). This statement established criteria to classify an asset as "held for sale," which were more restrictive than the criteria under the previous guidance regarding the impairment and disposal of long-lived assets. At December 31, 2002, assets included in real estate held for sale include only completed assets or land for sale in its present condition that met all of the FAS 144 "held for sale" criteria. On December 31, 2002, any real estate assets that did not meet the "held for sale" criteria of FAS 144 were reclassified to one of the following line items in the Company's balance sheet: (i) Real estate under development (current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (ii) Real estate under development (non-current), which includes real estate that the Company is in the process of developing that is expected to take longer than one year from the balance sheet date to complete and dispose of; or (iii) Real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced. FAS 144 does not require assets from previous periods to be reclassified. Any asset reclassified from real estate held for sale to real estate under development (current or non-current) or real estate held for investment is measured individually at the lower of its carrying amount before it was classified as "held for sale," adjusted for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment, or the fair value at the date of the reclassification.

        Real estate held for sale is recorded at the lower of cost or fair value less cost to sell. If an asset's fair value less cost to sell, based on discounted future cash flows or market comparisons, is less than its carrying amount, an allowance is recorded against the asset.

        Real estate under development and real estate held for investment are carried at cost less depreciation, as applicable. When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset's carrying amount. The amount of the impairment loss is calculated as the excess of the asset's carrying value over its fair value, which is determined using a discounted cash flow analysis or market comparisons. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over estimated useful lives, generally 39 years. Tenant improvements included in real estate held for investment are amortized using the straight-line method over the terms of the respective leases.

        FAS 144 extended the reporting of a discontinued operation to a "component of an entity," but further required that, for a component to be classified as a discontinued operation, the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in FAS 144, a "component of an entity" comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of the Company's real estate assets is generally accounted for in a discrete subsidiary, almost every real estate asset constitutes a component of an entity under FAS 144, increasing the likelihood that the disposition of assets the Company holds for sale in the ordinary course of business must be reported as a discontinued operation unless the Company has significant continuing involvement in the operations of the component after its disposition. Operating profits and losses on discontinued operations are required to be recognized in the periods in which they occur.

        Goodwill and Indefinite Lived Intangibles

        Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Accumulated amortization of goodwill was $9,930 and $9,940 at December 31, 2002 and 2001, respectively. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles ("FAS 142"). In accordance with this statement, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. These impairment tests are based on the comparison of the fair value of each of the Company's reporting units to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a writedown of goodwill is recognized. The Company identified its reporting units to mirror its two segments, Global Services and Development and Investment, as each segment's underlying business units have similar long-term economic characteristics and service deliveries. All of the Company's goodwill relates to its Global Services segment. The Company has performed the required impairment tests under FAS 142 and has determined that no impairment of its goodwill exists at December 31, 2002.

        Prior to the adoption of FAS 142, the carrying amount of goodwill was reviewed if indicators of impairment were present and suggested that goodwill may be impaired. This review was based on the estimated undiscounted cash flows of the Company's operations at the lowest level for which there were identifiable cash flows. If the review indicated impairment, the goodwill was adjusted to its fair value through a charge to operations. See Note 13 for discussion of impairment losses recognized in

2001 and 2000. Prior to the adoption of FAS 142, the Company amortized its goodwill balances on a straight-line basis over 20 to 30 years.

        The following table is a reconciliation of net income (loss) as reported for the relevant period to pro forma net income (loss) had FAS 142 been applied as of January 1, 2000:

	2001	2000
Net income (loss)—as reported	$(5,211)	$35,454
Add back goodwill amortization expense, net of income taxes	2,718	2,852

Net income (loss)—pro forma	$(2,493)	$38,306

Diluted earnings (loss) per share—as reported	$(0.15)	$0.98
Add back goodwill amortization expense, net of income taxes	0.08	0.08

Diluted earnings (loss) per share—pro forma	$(0.07)	$1.06

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"). This statement requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, FAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The adoption of FAS 141 did not have a material impact on the Company's financial statements.

        Intangible Assets

        The Company's intangible assets primarily include contract intangibles, employment related contracts and the value of management contracts acquired by the Company through business acquisitions. Intangible assets are evaluated when indicators of impairment are present and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than an asset's carrying amount. The amount of the impairment loss is calculated as the excess of the asset's carrying value over its fair value, which is determined using a discounted cash flow analysis.

        The Company's contract intangibles consist of upfront cash payments to customers and direct third party costs incurred in order to enter into new long-term corporate contracts. These costs are considered part of the total contract cost when negotiating the future revenue to be received under a new contract. These payments and costs are capitalized and amortized as a reduction of the related revenue over the life of the underlying contract. The Company also classifies any writedowns of such capitalized upfront payments or costs due to impairment in value, such as might occur upon the termination of a contract, as a reduction of revenue. See Note 13 for discussion of impairment losses recognized on contract intangibles in 2002 and 2001.

        From time to time, the Company enters into contracts with certain management level employees and brokers, as well as employees hired in connection with acquisitions of real estate services companies. To the extent that any amount paid or loaned to an employee (generally at the inception of the employment relationship or in connection with employee relocations) in accordance with these agreements is contractually tied to an employee's future employment with the Company, the amount is expensed as compensation over the period of time that such future services to the Company are required, as stipulated in the applicable agreement, or over the period of time that the employee is obligated to repay such amounts to the Company if his employment is terminated.

        In connection with certain acquisitions, the Company has recorded intangible assets related to the value of certain management contracts acquired. These intangible assets are amortized over periods from five to six years.

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

  Restricted Cash

        At December 31, 2002, restricted cash consisted of $8,921 received by the Company from a customer for future development costs on buildings being renovated by the Company on behalf of such customer. Contractual restrictions provide that these funds can only be used to pay for construction costs related to the underlying renovation projects.

  Furniture and Equipment

        Furniture and equipment are stated at cost and include assets under capital leases. Depreciation is computed using the straight-line method over estimated useful lives, which range from three to ten years, and includes amortization of assets recorded under capital leases.

  Concentration of Credit Risk

        The Company provides services to owners and users of real estate assets primarily in the United States. The Company generally does not require collateral from its customers. The risk associated with this concentration is limited because of the large number of customers and their geographic dispersion.

  Earnings Per Share

        The weighted-average common shares outstanding used to calculate diluted earnings per share for 2002 include 1,055,258 shares to reflect the dilutive effect of options to purchase shares of common stock. For 2001, the weighted-average common shares outstanding used to calculate diluted earnings per share excludes the dilutive effect of options, as their inclusion would have been antidilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share for 2000 include 1,296,006 shares to reflect the dilutive effect of options to purchase shares of common stock.

  Stock-Based Compensation

        The Company has elected to use the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), to account for its stock-based compensation arrangements (see Note 8). Compensation expense for stock options is recognized to the extent the market price of the underlying stock on the date of grant exceeds the exercise price of the option. The Company recognizes compensation expense related to restricted stock awards over the vesting period of the underlying award in an amount equal to the fair market value of the Company's stock on the date of grant.

        Pro forma information regarding net income (loss) and earnings (loss) per share, shown in the table below, has been determined as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.86%, 5.30% and 6.23%; a dividend yield of 0.00%; volatility factors of the expected market price of the Company's common stock of 0.420, 0.432 and 0.526; and a weighted-average expected life of the options of seven years.

        The Company elected to use the intrinsic method in accounting for its stock based compensation arrangements in part because the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information is as follows:

	Years Ended December 31,
	2002	2001	2000
Net income (loss), as reported	$16,653	$(5,211)	$35,454
Add: Stock-based employee compensation expense included in net income, net of related tax effects	287	509	955
Deduct: Stock-based employee compensation expense (benefit) determined under fair value based method for all awards, net of related tax effects	(550)	2,680	7,753

Pro forma net income (loss)	$17,490	$(7,382)	$28,656

Earnings (loss) per share:
Basic—as reported	$0.47	$(0.15)	$1.02

Basic—pro forma	$0.49	$(0.20)	$0.82

Earnings (loss) per share (1):
Diluted—as reported	$0.45	$(0.15)	$0.98

Diluted—pro forma	$0.48	$(0.20)	$0.79

(1)
For 2001, the weighted-average commons shares outstanding used to calculate diluted earnings per share excludes the dilutive effect of options, as their inclusion would have been anti-dilutive.

  New Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In addition, FIN 45 requires that guarantors recognize a liability for certain guarantees at the fair value of the obligation undertaken in issuing the guarantee at the inception of the guarantee, even if the likelihood of performance under the guarantee is remote. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. However, the disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 18 for disclosures related to the Company's guarantees in accordance with FIN 45.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. The Company is in the process of determining which of its investments in unconsolidated subsidiaries qualify as "variable interest entities" and assessing the impact of FIN 46 on its consolidated financial statements. As required, the Company will apply the provisions of FIN 46 to entities formed prior to February 1, 2003, in the quarter ending September 30, 2003. The provisions of FIN 46 will be immediately applied to entities formed after January 31, 2003.

2.    Real Estate

        The Company provides build-to-suit services for its customers and also develops or purchases projects which it intends to sell to institutional investors upon project completion or redevelopment. Therefore, the Company has ownership of real estate until such projects are sold. All real estate is included in the Company's Development and Investment segment (see Note 20). At December 31, real estate consists of the following:

	2002
	Land		Buildings and Improvements		Total
Real estate under development (current)	$5,957		$4,603		$10,560
Real estate held for sale	17,064		18,857		35,921	(1)
Real estate under development (non-current)	45,598		11,656		57,254
Real estate held for investment	27,404	(2)	43,034	(3)	70,438

	$96,023		$78,150		$174,173

	2001
	Land	Buildings and Improvements	Total
Real estate held for sale	$134,440	$98,000	$232,440	(1)

(1)
Net of allowance of $959 in 2002 and $420 in 2001 to reflect assets at fair value less cost to sell.

(2)
Net of writedown for impairment of $623, primarily related to a land parcel located in an office park heavily dependent on the telecom industry. Due to significant layoffs in the telecom industry, and the resulting vacancies in office space, the Company obtained market comparisons for the land parcel and determined that, based on those market comparisons, the value of the land was impaired. Accordingly, a writedown for impairment was recorded (in general and administrative expenses in the statement of operations) during 2002.

(3)
Net of adjustments totaling $1,472 to the carrying amount of buildings and improvements previously classified as "held for sale" but reclassified to real estate held for investment at December 31, 2002, in accordance with FAS 144. The adjustments were made to reflect depreciation that would have been recorded had the assets been continuously classified as real estate held for investment since the Company's acquisition of the assets. Of the total $1,472 adjustment, $1,260 was recorded as provision for losses on real estate (included in general and administrative expenses in the statement of operations). Certain assets owned by Trammell Crow Investment Fund IV, L.P. ("Fund IV"), which was accounted for using the equity method until December 31, 2002 (see Note 4), were reclassified from real estate held for sale to real estate held for investment. Accordingly, income from investments in unconsolidated subsidiaries (before income taxes) reflects an adjustment of $212 for depreciation on these assets since the reclassification of these assets occurred prior to the consolidation of Fund IV by the Company.

        Prior to the adoption of FAS 144 in 2002, all of the Company's real estate was reflected as "held for sale" since the Company's management had committed to plans to dispose of the assets and the requirements for classification as "held for sale" under the previous guidance were met.

        The estimated costs to complete the 13 projects under development at December 31, 2002, total $14,000. At December 31, 2002, the Company had commitments for the sale of six of the projects.

        Rental revenues (which are included in development and construction fees revenue) and expenses (which are included in general and administrative expenses) relating to the Company's operational real estate properties, excluding those reported as discontinued operations, were $16,119 and $8,169, respectively, in 2002, $16,994 and $5,563, respectively, in 2001 and $16,825 and $5,112, respectively, in 2000.

3.    Furniture and Equipment

        Furniture and equipment consist of the following at December 31:

	2002	2001
Owned assets, at cost	$61,181	$63,153
Less: Accumulated depreciation on owned assets	(42,525)	(38,309)

	18,656	24,844
Assets under capital leases	22,871	22,255
Less: Accumulated amortization on assets under capital leases	(18,355)	(13,309)

	4,516	8,946

Furniture and equipment, net	$23,172	$33,790

4.    Investments in Unconsolidated Subsidiaries

        Investment in unconsolidated subsidiaries consist of the following at December 31:

	2002	2001
Real estate	$45,433	$29,942
Other	26,030	22,166

	$71,463	$52,108

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

        While it has not yet completed its evaluation of its investments under FIN 46, the Company believes it is reasonably possible that some of the unconsolidated subsidiaries in which it has an investment may be considered variable interest entities under FIN 46 and will therefore be consolidated if the Company is the primary beneficiary. The Company expects that its maximum exposure to loss as a result of its involvement with such variable interest entities would be limited to the amount of its investments in such entities plus any commitments to contribute additional capital, plus the amount of any guarantees of debt of the underlying investments. At December 31, 2002, the Company did not have any commitments to contribute additional capital to any of its unconsolidated subsidiaries and had guaranteed repayment of a maximum of $76,136 of real estate notes payable of its unconsolidated subsidiaries (see Note 18).

        On December 31, 2002, the Company paid $13 to purchase all of the outstanding shares of common stock of Realty Holdings, Inc. ("RHI"), a corporation that was formed to invest in real estate partnerships (the "RHI Purchase"). As a result, the Company became the sole shareholder of RHI on such date. Prior to the RHI purchase, the Company had invested $100 in exchange for all of the 500 shares of non-voting preferred stock of RHI, and eleven individuals, all of whom were current or former executives of the Company, collectively owned the 990 shares of outstanding common stock of RHI (with each of these individuals investing $1). These executives' ownership of common stock of RHI was not contingent on continued employment with the Company. However, a majority of the stockholders of RHI had the ability to cause RHI to purchase any other stockholder's shares of RHI at any time for any reason. RHI also had the right of first refusal to purchase the shares of a common stockholder if such stockholder wished to sell his shares and had a bona fide written offer from a third party. RHI is controlled by its Board of Directors, which is elected by the common shareholders. Each of the three directors is an officer of the Company, but none was a stockholder of RHI. Through December 31, 2001, RHI had invested in five single-purpose real estate projects as a 0.5% or 1.0% general partner, with wholly owned subsidiaries of the Company as 99.5% or 99.0% limited partners. RHI and the Company each had minimal investments in such subsidiaries, since the underlying real estate projects were 100% financed with third-party debt. At December 31, 2001, the Company had guaranteed repayment of $47,869 of debt of such entities. With respect to two of the projects to which these guarantees relate, the Company had agreements with institutional or investment grade investors to purchase the project and repay the related debt upon completion of the project.

        RHI has controlling interests in each of the entities in which it invests. Prior to the RHI Purchase, the Company did not control RHI and, as such, it accounted for its investment in RHI under the equity method and, accordingly, recorded its share of profits and losses of such underlying entities as income (loss) from unconsolidated subsidiaries. As a result of the RHI Purchase, the Company owns 100% of RHI, and accordingly, on December 31, 2002, began to account for RHI as a consolidated subsidiary.

        RHI has a 0.5% general partnership interest in Fund IV, a discretionary development and investment fund in which the Company holds a 37.0% limited partnership interest, with the remaining limited partner interests held by unrelated parties. Since RHI controls Fund IV, and RHI is a wholly-owned subsidiary of the Company as of December 31, 2002, the Company began consolidating Fund IV on December 31, 2002.

        The Company's share of income (loss) of RHI and Fund IV was $341 and $(379), respectively, for 2002 (up to the time that RHI and Fund IV were consolidated by the Company) and $625 and $(250), respectively, for 2001. RHI and Fund IV had no operations prior to 2001.

        The consolidation of RHI and Fund IV on December 31, 2002, resulted in the following non-cash changes in the Company's balance sheet:

Assets:
Real estate	$67,208
Investments in unconsolidated subsidiaries	(6,001)
Accounts receivable	410
Notes and other receivables	279
Other current assets	776
Other assets	47

Net non-cash change in assets	62,719
Liabilities:
Notes payable on real estate	47,341
Accounts payable	1,580
Accrued expenses	1,044
Other current liabilities	75

Net non-cash change in liabilities	50,040
Minority interest	14,552

Cash from consolidation of previously unconsolidated entities	$1,873

        On June 30, 2000, the Company purchased approximately 10% of the outstanding stock of Savills plc ("Savills"), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia, for approximately $21,000. The investment is classified as an "other" investment in the table of this Note 4. The Company accounts for its interest in Savills on the equity method because it has significant influence over Savills due to the following factors: (i) the Company has the right to designate two members of Savills' board of directors (which has significant influence over the management of Savills), which is comparable to the rights of investors owning approximately 20% at the time the Company acquired the shares; and (ii) the Company has strategically significant commercial relationships with Savills. The Company also has an option giving it the right to purchase from Savills the number of shares sufficient to increase its share ownership to 20% of the Savills shares then outstanding. This option is exercisable at any time during the period from June 30, 2003 through June 30, 2005 at 120% of the market price prevailing at the time of exercise. In accordance with adoption of FAS 142 effective January 1, 2002, the difference between the carrying value of the investment and the amount of underlying equity in net assets at June 30, 2000, is no longer amortized, but is evaluated for impairment, as required. Prior to the adoption of FAS 142, this difference was being amortized over 20 years. The Company's portion of Savills' undistributed earnings totals $2,927 at December 31, 2002, and is included in retained earnings. The aggregate market value of the investment at December 31, 2002, is $14,345.

        In 2001, 2000 and 1999, the Company made various investments in e-commerce related companies. In December 2001 and December 2000, the Company recorded writedowns of $5,528 and $15,000, respectively, due to impairment in the value of these e-commerce investments. The impairment was triggered by: (i) the status of the e-commerce industry (many technology companies had ceased operations, the availability of capital for e-commerce and internet companies had been dramatically reduced, and the Dow Jones Internet Index was down) and (ii) the financial status of the companies in which the Company has invested. In evaluating the extent of the impairment related to its e-commerce investments, the Company considered the following factors: (i) the 2001 and 2000 financial results of the investees versus their original business plans, (ii) the value of the investees based on solicitations for additional financing, (iii) the investees' revised business plans and (iv) the investees' need for and limited availability of future funding.

        Summarized financial information for unconsolidated subsidiaries accounted for on the equity method is as follows:

	December 31
	2002	2001
Real Estate:
Real estate	$715,096	$662,177
Other assets	50,347	30,237

Total assets	$765,443	$692,414

Notes payable on real estate	$397,084	$514,867
Other liabilities	27,554	25,713
Equity	340,805	151,834

Total liabilities and equity	$765,443	$692,414

Other:
Current assets	$270,780	$214,823
Non-current assets	110,014	102,870

Total assets	$380,794	$317,693

Current liabilities	$154,693	$112,062
Non-current liabilities	48,627	62,305
Minority interest	3,004	2,587
Equity	174,470	140,739

Total liabilities and equity	$380,794	$317,693

Total:
Assets	$1,146,237	$1,010,107

Liabilities	$627,958	$714,947
Minority interest	3,004	2,587
Equity	515,275	292,573

Total liabilities and equity	$1,146,237	$1,010,107

	Years Ended December 31,
	2002	2001	2000
Real Estate:
Total revenues	$63,522	$98,873	$58,075
Total expenses	43,498	83,026	43,582

Net income	$20,024	$15,847	$14,493

Other:
Total revenues	$450,087	$373,772	$395,127
Total expenses	433,911	361,341	369,670

Net income	$16,176	$12,431	$25,457

Total:
Total revenues	$513,609	$472,645	$453,202
Total expenses	477,409	444,367	413,252

Net income	$36,200	$28,278	$39,950

5.    Accrued Expenses

      Accrued expenses consist of the following at December 31:

	2002	2001
Payroll and bonuses	$43,180	$37,175
Commissions	33,260	34,216
Development costs	12,262	4,570
Deferred income	3,294	5,658
Interest	911	1,998
Insurance	44	1,943
Restructuring charges (see Note 15)	2,609	6,826
Other	10,112	11,138

	$105,672	$103,524

6.    Long-Term Debt and Capital Lease Obligations

      Long-term debt consists of the following at December 31:

	2002	2001
Borrowings under the existing $150,000 line of credit with a bank (the "New $150,000 Line")	$19,000	$—
Borrowings under the former $150,000 line of credit with a bank (the "Old $150,000 Line")	—	43,000
Borrowings under a $25,000 discretionary line of credit with a bank	—	6,500
Borrowings under a £3,900 short-term borrowing facility with a bank (the "European Facility")	—	2,317
Other	70	2,350

Total long-term debt	19,070	54,167
Less current portion of long-term debt	70	11,167

	$19,000	$43,000

        During June 2002, the Company entered into the New $150,000 Line, and the Old $150,000 Line was terminated. Borrowings under the New $150,000 Line are due in June 2005, and bear interest at 1) the greater of prime or the Federal Funds Effective Rate plus 0.5%, plus a margin up to 0.75%, or 2) the Eurocurrency rate, plus a margin ranging from 1.75% to 2.5%, payable monthly. The weighted average interest rate for borrowings under the New $150,000 Line was 3.62% at December 31, 2002.

        The shares of certain subsidiaries of the Company, accounting for at least 80% of Adjusted Gross EBITDA, as defined in the New $150,000 Line agreement, are pledged as security for the New $150,000 Line.

        The Company is subject to various covenants associated with the New $150,000 Line, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year's net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. At December 31, 2002, the Company is in compliance with all debt covenants.

        The covenants associated with the New $150,000 Line and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the New $150,000 Line to an amount less than the $150,000 commitment. At December 31, 2002, the Company has unused borrowing capacity of $105,333 (taking in account letters of credit outstanding and limitations from certain financial covenants) under its New $150,000 Line.

        Under the New $150,000 Line, the Company pays a quarterly fee equal to 0.25% of the unused commitments under the line. In addition, the New $150,000 Line requires the Company to enter into one or more interest rate swap agreements for the Company's indebtedness in excess of $30,000 ensuring the net interest is fixed (see Note 17).

        Borrowings under the Company's $25,000 discretionary line of credit are unsecured and reduce the borrowing capacity under the New $150,000 Line dollar for dollar. Each loan under the line matures in five business days, no later than December 15, 2003. Each loan bears interest at a rate agreed upon between the Company and the bank (weighted average borrowing rate of 3.27% at December 31, 2002), payable at the maturity of each loan.

        The European Facility is held by Trammell Crow Savills Limited, the European outsourcing company jointly owned with Savills. Borrowings under the European Facility are payable on demand and bear interest at the bank's base rate plus 2.75% (weighted average borrowing rate of 6.75% at December 31, 2002), payable quarterly, and are guaranteed 50% by the Company and 50% by Savills. In addition, the Company and Savills have an agreement under which the Company and Savills would be responsible for 51% and 49%, respectively, of any payments made under such guarantees.

        Principal maturities of long-term debt at December 31, 2002, are as follows:

2003	$70
2004	—
2005	19,000

$19,070

        The Company has obligations under capital leases, primarily for furniture and equipment, with maturity dates through September 2005, and bearing interest at various rates ranging from 5.75% to 9.02% per annum at December 31, 2002. Capital lease obligations are secured by the underlying assets.

        Capital lease obligations consist of the following at December 31:

	2002	2001
Capital lease obligations	$3,647	$7,846
Less: Current portion of capital lease obligations	2,989	4,689

	$658	$3,157

        Future minimum payments under capital lease obligations at December 31, 2002, are as follows:

2003	$3,165
2004	631
2005	60

Total minimum lease payments	3,856
Amount representing interest	(209)

Present value of net minimum lease payments	$3,647

7.    Notes Payable on Real Estate

        The Company has loans secured by real estate (the majority of which are construction loans) totaling $113,807 and $158,226 as of December 31, 2002 and 2001, respectively. Interest rates on loans outstanding at December 31, 2002, range from 1.82% to 12.0%. Generally, interest only is payable on the real estate loans, with all unpaid principal and interest due at maturity. In addition to principal amounts due within one year on all real estate loans, the entire balance outstanding of $33,035 of real estate loans related to projects classified as "held for sale" and projects classified as "under development—current" has been classified as current liabilities on the balance sheet since the loans are expected to be repaid as the related projects are sold and the related projects are expected to be sold within one year (see Note 2).

        Principal maturities of notes payable on real estate at December 31, 2002, are as follows:

2003	$68,405
2004	15,236
2005	1,928
2006	28,238

$113,807

        Three of the loans totaling $2,932 at December 31, 2001, were drawn under a $30,000 master construction loan agreement with a bank. The loans outstanding at December 31, 2001, were secured by real estate held for sale with an aggregate carrying value of $3,841. The loans bore interest at LIBOR plus 2.25%, prime rate, or a combination of the two interest rates. In July 2001, the master construction loan agreement expired; therefore, no additional loans could be made under the agreement. The outstanding loans matured in April 2002. As of December 31, 2002, all three loans have been repaid upon the sale of the related projects.

        One loan totaling $955 at December 31, 2001, was drawn under a two-year $20,000 revolving line of credit with a bank. The loan bore interest at LIBOR plus 1.75% or prime rate and the proceeds of the loans were to be used for the acquisition of retail properties subject to "triple net" leases. The loan was secured by real estate held for sale with an aggregate carrying value of $1,289. The outstanding loan was paid in March 2002, upon the sale of the related project and the underlying revolving line of credit expired in December 2000.

        Capitalized interest in 2002 and 2001 totaled $1,269 and $2,229, respectively. At December 31, 2002, $9,445 of the $113,807 notes payable on real estate is recourse to the Company.

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

        In August 1996, in connection with a private offering to Company employees and directors of 9,634 shares of Class E common stock, the Company provided financing of $9,394 to stockholders, which was reflected as a reduction of stockholders' equity. These stockholder loans bore interest at prime plus 0.5% interest. Principal and interest were payable annually and the notes were to mature in

March 2001. Principal and interest payments of $98 and $2, were received in 2000. At December 31, 2000, all amounts under the notes were repaid.

        Under the Trammell Crow Company 1997 Option Plan (the "Assumed Option Plan"), the Company issued options to purchase 2,423,769 shares of the Company's common stock at an exercise price of $3.85 per share. All options available under the Assumed Option Plan were granted on August 1, 1997. The options vested at the closing of the Company's initial public offering on December 1, 1997, and became exercisable 30 days after that date. The options expire 10 years from the date of grant. At December 31, 2002, common shares reserved for future issuance under the Assumed Option Plan total 1,017,395.

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

        The Long-Term Plan also provides for the awards of Stock Appreciation Rights, Restricted Stock and Performance Units. In 2002 and 2001, the Company granted 30,000 shares and 7,562 shares, respectively, of restricted stock under the Long-Term Plan. The restricted stock vests over periods of up to five years.

        At December 31, 2002, common shares reserved for future issuance under the Long-Term Plan total 8,319,451 shares.

        The weighted-average grant date fair value of the Company's restricted stock is $13.90 for stock issued in 2002 and $11.44 for stock issued in 2001 and 2000. The Company recognized compensation expense of $519, $892 and $1,592 in 2002, 2001 and 2000, respectively, related to the grants of restricted shares, net of forfeitures.

        A summary of the Company's stock option activity and related information, for the years ended December 31, 2002, 2001 and 2000, is as follows:

	2002
	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $10.00 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
Beginning of year	1,288,179	2,863,453	2,979,552	217,298	7,348,482
Granted	—	1,191,333	—	—	1,191,333
Exercised	(270,784)	(65,000)	—	—	(335,784)
Forfeited	—	(731,500)	(693,667)	(51,851)	(1,477,018)
Expired	—	—	—	—	—

End of year	1,017,395	3,258,286	2,285,885	165,447	6,727,013

Weighted-average exercise price of options:
Granted	—	$13.90	—	—
Exercised	$3.85	$11.08	—	—
Forfeited	—	$11.51	$17.62	$31.64
Outstanding at end of year	$3.85	$11.79	$17.69	$29.04
Weighted-average fair value of options granted	—	$7.19	—	—
Weighted-average remaining contractual life	4.6 years	6.3 years	5.6 years	5.3 years
Options exercisable:
Number of options	1,017,395	887,828	2,082,132	152,103	4,139,458
Weighted-average exercise price	$3.85	$11.03	$17.70	$29.09
	2001
	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $10.00 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
Beginning of year	1,613,123	1,567,343	3,626,449	231,416	7,038,331
Granted	—	1,567,610	—	—	1,567,610
Exercised	(324,944)	—	—	—	(324,944)
Forfeited	—	(271,500)	(646,897)	(14,118)	(932,515)
Expired	—	—	—	—	—

End of year	1,288,179	2,863,453	2,979,552	217,298	7,348,482

Weighted-average exercise price of options:
Granted	—	$10.27	—	—
Exercised	$3.85	—	—	—
Forfeited	—	$11.44	$17.67	$29.03
Outstanding at end of year	$3.85	$10.83	$17.68	$29.66
Weighted-average fair value of options granted	—	$5.50	—	—
Weighted-average remaining contractual life	5.6 years	7.3 years	6.6 years	6.4 years
Options exercisable:
Number of options	1,288,179	411,779	2,260,942	187,707	4,148,607
Weighted-average exercise price	$3.85	$11.30	$17.66	$29.85
	2000
	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $10.00 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
Beginning of year	1,739,571	15,000	4,032,117	249,772	6,036,460
Granted	—	1,624,343	—	—	1,624,343
Exercised	(126,448)	—	—	—	(126,448)
Forfeited	—	(72,000)	(405,668)	(18,356)	(496,024)
Expired	—	—	—	—	—

End of year	1,613,123	1,567,343	3,626,449	231,416	7,038,331

Weighted-average exercise price of options:
Granted	—	$11.46	—	—
Exercised	$3.85	—	—	—
Forfeited	—	$11.44	$17.58	$31.72
Outstanding at end of year	$3.85	$11.49	$17.68	$29.62
Weighted-average fair value of options granted	—	$7.03	—	—
Weighted-average remaining contractual life	6.6 years	9.2 years	7.6 years	7.4 years
Options exercisable:
Number of options	1,613,123	18,460	2,257,619	144,505	4,033,707
Weighted-average exercise price	$3.85	$11.44	$17.62	$29.86

9. Income Taxes

      The provision (benefit) for income taxes consists of the following for the years ended December 31:

	2002	2001	2000
Current
Federal	$7,133	$10,495	$25,038
State	1,440	2,118	5,055
International	731	—	—

	9,304	12,613	30,093
Deferred
Federal	3,401	(11,266)	(5,335)
State	686	(2,273)	(1,077)

	4,087	(13,539)	(6,412)

	$13,391	$(926)	$23,681

        The components of the net deferred tax asset are summarized below as of December 31:

	2002	2001
Deferred tax assets
Bad debts	$1,818	$1,531
Depreciation	1,336	1,582
Basis difference on real estate	470	964
Compensation expense relating to stock options	5,123	6,642
Impairment of investments	17,188	18,024
Interest rate swap agreement	474	1,405
Restructuring charges relating to future rent expense	1,025	1,795
Foreign currency translation adjustments	62	924
Other	2,922	2,080

	30,418	34,947
Less: valuation allowance	(680)	(1,382)

Total deferred tax assets	29,738	33,565
Deferred tax liabilities
State taxes	(517)	(517)
Goodwill amortization	(2,625)	(1,337)
Other	(2,038)	(2,290)

Total deferred tax liabilities	(5,180)	(4,144)

Net deferred tax asset	$24,558	$29,421

        Components of deferred income taxes are as follows at December 31:

	2002	2001
Current	$3,654	$3,182
Noncurrent	20,904	26,239

Net deferred tax asset	$24,558	$29,421

        The differences between the provisions for income taxes and the amounts computed by applying the statutory federal income tax rates to income (loss) from continuing operations before income taxes for the years ended December 31 are:

	2002	2001	2000
Tax at statutory rate applied to income (loss) from continuing operations before income taxes	$9,282	$(2,148)	$20,698
State income taxes, net of federal tax benefit	1,138	(263)	2,537
International	731	—	—
Non-deductible meals	727	692	887
Change in valuation allowance	(702)	256	(136)
Other	56	537	(305)

	$11,232	$(926)	$23,681

10.    Operating Leases

        The Company has commitments under operating leases for office space and office equipment. During the years ended December 31, 2002, 2001 and 2000, rent expense was $25,353, $26,712 and $22,247, including $0, $604 and $1,096, respectively, paid to affiliates of the Company.

        Minimum future rentals under noncancelable operating lease commitments in effect at December 31, 2002, are as follows:

2003	$18,470
2004	16,647
2005	12,984
2006	9,374
2007	4,838
Thereafter	5,709

$68,022

11.    Employee Benefit Plans

        The Company's employees participate in a defined contribution savings plan, which provides the opportunity for pretax contributions by employees. The Company matches 50% of the employee's contributions up to 6% of the employee's annual earnings or a maximum of $6 per employee per annum. The Company's contribution expense for 2002, 2001 and 2000, including amounts reimbursed by customers, was $7,102, $7,068 and $6,475, respectively.

        Effective March 1, 1998, the Company established the Trammell Crow Company Employee Stock Purchase Plan (the "ESPP"). Employees may elect to have bi-weekly payroll deductions of 1.0% to 10.0% of gross earnings, which is used to purchase, on a semi-annual basis, stock of the Company at a 15% discount from market value. The ESPP was amended, effective July 1, 2001, to institute a six-month holding period for stock purchased under the plan. The ESPP is available to all employees. The Company has reserved 2,000,000 shares of common stock for issuance under the ESPP, of which 1,278,700 have been issued as of December 31, 2002.

12.    Gain on Disposition of Real Estate and Discontinued Operations

        Real estate dispositions during the years ended December 31 were as follows:

	2002	2001	2000
Projects sold	37	46	48
Net sale price	$149,835	$170,389	$211,600
Gain on sale	$25,774	$28,456	$47,119

        In connection with one of the project sales noted above, the purchaser assumed a portion of the Company's note with respect to such project, resulting in a non-cash decrease in notes payable on real estate totaling $12,000. The Company repaid the remaining balance of the note with the sales proceeds. The Company recorded a gain on disposition of real estate related to this project totaling $797 (included in gain on sale, above).

        Additionally, in 2002, the Company sold three real estate projects that were acquired during 2002 (subsequent to the adoption of FAS 144 and therefore subject to its requirements) that were considered "components of an entity" as defined by FAS 144 and for which the Company did not have any significant continuing involvement in the operations of the project after its disposal. In accordance with FAS 144, the operations of these projects for the year ended December 31, 2002 (including gain on disposition of $5,002, rental revenues of $75, operating expenses of $131 and interest expense of $103) have been separately reported as discontinued operations, net of applicable income taxes. There were no operations for these projects in 2001 or 2000.

        In 2002, upon substantial completion of two real estate projects under development, the Company and outside partners contributed a total of $2,703 and $30,398, respectively, to the Company's consolidated real estate subsidiaries owning such projects. The funds were used to pay off debt totaling $33,101, and the Company was released from its guarantees relating to such debt. As it no longer exercised control over the entities, the Company began using the equity method of accounting for these two real estate subsidiaries, resulting in a non-cash reduction of real estate totaling $33,776 and a non-cash increase in investments in unconsolidated subsidiaries totaling $675. Also in 2002, in connection with a refinancing of the underlying project, the Company contributed its interest in a real estate project to a new partnership owned 48% by the Company, 32% by Fund IV and 20% by partners unrelated to the Company. Because the outside partners control the new partnership, the Company accounts for its interest in this partnership as an equity method investment. The transaction resulted in a non-cash reduction in real estate totaling $23,711, a non-cash reduction in notes payable on real estate totaling $9,400, a non-cash reduction in accrued interest totaling $795, a non-cash increase in investment in unconsolidated subsidiaries totaling $18,310, and a non-cash increase in minority interest totaling $4,000. Additionally, in another transaction during 2002, the partnership agreement of a real estate partnership that was consolidated by the Company was amended, eliminating the Company's control of the partnership. As it no longer exercised control over the partnership, the Company began using the equity method of accounting for this real estate subsidiary, resulting in a non-cash reduction in real estate of $15,931, a non-cash reduction in notes payable on real estate of $10,821, a non-cash increase in investments in unconsolidated subsidiaries of $1,591, and a non-cash reduction in minority interest of $3,710. No gains or losses were recognized on these transactions.

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

        Also in 2000, the Company sold all of its partnership interests in a wholly owned subsidiary for a net sales price of $26,949. In exchange for the net assets of the partnership, which included $26,782 of real estate, other assets of $1,419, and the assumption of a mortgage loan and liabilities of $26,915, the Company received net cash proceeds of $4,120 and has a receivable from the buyer of $1,581, resulting in a gain on disposition of $3,864.

13.    Goodwill, Intangible Assets and Acquisitions of Real Estate Service Companies

        In December 2001, the Company recorded total writedowns due to impairment of goodwill and intangibles of $26,440, offset by $2,346 of related minority interest. Of these writedowns, $20,479 is due to impairment of goodwill and related intangibles recorded in connection with the Company's acquisition of portions of the businesses of Faison & Associates and Faison Enterprises, Inc. (the "Faison Acquisition"). The impairment resulted from 2001 operating losses and declining forecasts for future operations in the retail center development and mall management portions of these businesses (primarily due to continuing consolidation of regional mall ownership into REIT's, which tend to self-manage their properties), in addition to the losses of several large management agreements in 2001, which left the Company with no significant business in certain geographic areas. Also, effective March 1, 2002, the Company sold the retail center development and mall management businesses to an affiliate of Faison Enterprises, Inc. (the "Faison Sale") (see Note 14). The writedown in 2001 included 100% of the goodwill attributable to the retail center development and mall management businesses and the business units affected by management agreement losses.

        Also included in the Company's total 2001 writedowns is a writedown of $4,788, offset by $2,346 of related minority interest, due to impairment of goodwill recorded in connection with the Company's 2000 expansion of its joint venture with Savills into the Asia-Pacific region ("Trammell Crow Savills Asia-Pacific"). The impairment resulted from 2001 operating losses and business strategy changes that impacted the Company's growth strategy in Asia-Pacific markets. The Company intends to allocate existing or additional resources to Asia-Pacific markets only as its U.S. customers require services in these markets but does not intend to aggressively pursue new customers in these markets. In 2002, Trammell Crow Savills Asia-Pacific sold three of its operations, primarily engaged in project management services, to an unrelated third party (see Note 14).

        The remaining $1,173 of writedowns in 2001 related to various investment and asset impairments, none of which were individually significant to the Company.

        In December 2000, the Company recorded a $25,347 writedown due to impairment of goodwill and related intangibles representing the remaining unamortized balance of goodwill and intangibles recorded in connection with an acquisition of the business of Doppelt & Company in August 1997. The impairment was triggered by: (i) the loss in the fourth quarter of 2000 of key management and revenue-producing personnel hired from the acquired company; (ii) the loss of key national customers related to the acquired company and resignation from unprofitable accounts; and (iii) the identification in the fourth quarter of 2000 of increasing losses, as well as a net loss for the fourth quarter of 2000 for the acquired business, instead of a net profit for the fourth quarter of 2000 as was expected at the end of the third quarter of 2000. In evaluating the extent of the impairment related to this 1997 acquisition, the Company considered the following factors: (i) a reduction of revenue from the largest individual customer of the acquired company and an announcement by the customer that it would be further reducing the services required by the Company, (ii) the 2001 business plan related to the acquired company did not include any additional revenues from the acquired company clients and (iii) the Company's determination that there was no positive cash flow or earnings associated with the acquired company and the Company's reluctance to commit additional resources to the acquired business. Revenues and income (loss) before income taxes and writedowns, respectively, related to the acquired business were $7,188 and $(5,788) in 2000.

        In July 1999, the Company acquired the business of Phoenix Corporate Services LLC, a Cambridge, Massachusetts-based commercial real estate outsourcing services firm, and Leeds Construction Company, Inc., an affiliated company ("Phoenix"). A portion of the purchase price was satisfied by the issuance of a $1,500 letter of credit into escrow at closing. The $1,500 letter of credit expired in July 2000 at which time the Company paid cash in the amount of $1,500 to settle the liability. In addition, the Company agreed to pay up to $2,400 in cash if the acquired business met certain performance thresholds, all of which had been paid as of December 31, 2001.

        Intangible assets, excluding goodwill, consist of the following at December 31:

	2002		2001
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Contract intangibles	$12,085	$(5,121)	$17,736	$(7,021)
Employment contracts and noncompete agreements	11,991	(10,966)	12,385	(9,315)
Acquired management contracts	9,141	(7,199)	9,141	(5,681)

	$33,217	$(23,286)	$39,262	$(22,017)

        In 2002, the Company recorded a writedown of $1,149, recognized as a reduction of facilities management revenue, due to impairment of a contract intangible with respect to which the underlying management agreement was terminated in 2002. The contract intangible was written down to zero. In 2001, the Company recorded a writedown of $2,076, recognized as a reduction of project management services revenue, due to impairment of a contract intangible for which the future cash flows of the underlying management agreement did not support the value of the contract intangible, and the Company's intent was to terminate the related management agreement. The management agreement was subsequently terminated in 2002. The related contract intangible was written down to zero.

        The estimated future charges for the intangible asset balance at December 31, 2002, are as follows:

2003	$4,529
2004	2,622
2005	1,486
2006	920
2007 and thereafter	374

$9,931

14.    Dispositions of Businesses

        The Faison Sale was completed effective March 1, 2002, and involved the sale of businesses that were engaged primarily in the development of retail centers and the management and leasing of regional malls and were acquired in 1998 as part of the Faison Acquisition. The Company continues to provide leasing and management services of non-retail assets and certain retail projects under contracts acquired in connection with the Faison Acquisition. The Company retained most of the net working capital in the disposed businesses and carried interests in certain development projects and received approximately $1,825 in exchange for such businesses and related assets upon completion of the transaction. Because the Company has continuing involvement in the disposed businesses, the operations have not been reported as discontinued operations. The Company's writedowns of goodwill and intangibles in the fourth quarter of 2001 (see Note 13), included $11,731 related to assets that were disposed of in the Faison Sale, and the Company recorded a gain of $79 upon disposition of the businesses in the first quarter of 2002. The Faison Sale was motivated by changes in the Company's overall retail strategy, operating losses incurred in these businesses, and declining forecasts for future operations of these businesses (primarily due to the downturn in the real estate investment market and continuing consolidation of regional mall ownership into REIT's, which tend to self-manage their properties). Henry J. Faison, Chairman of the Board of Faison Enterprises, served on the Company's Board of Directors from the time of the Faison Acquisition until May 24, 2002, the day of the Company's 2002 annual meeting of stockholders.

        On November 25, 2002, Trammell Crow Savills Asia-Pacific completed the sale to an unrelated third party of three of its operations primarily engaged in project management services, effective October 1, 2002 (the "Transfer Date"). The purchase price of approximately $2,607, which will be settled in the second quarter of 2003, will be offset by $414 for amounts to be paid to the purchaser as a provision for losses on certain assets and contracts transferred to the purchaser on the Transfer Date. In addition, $320 will be offset against the purchase price for management services that the purchaser will provide to the remaining Trammell Crow Savills Asia-Pacific operations for one year following the completion of the sale. The Company recorded a loss of approximately $297 in the fourth quarter of 2002 with respect to the sale, including professional fees and provisions to be made to the seller, offset by minority interest. Because there are not clearly distinguishable operations and cash flows for the operations sold, the operations have not been reported as discontinued operations.

15.    Restructuring Charges

        During 2001, the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both corporate and institutional customers under a single leadership structure. As part of the reorganization, the Company advised approximately 300 employees across all functions and levels that their jobs were being eliminated as part of a cost-cutting effort focusing on inefficiencies and redundancies. As of December 31, 2002, all of such employees had been terminated under the restructuring plan. In addition, also in 2001, the Company formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations. The accounting restructuring plan contemplated the termination of approximately 200 accounting personnel, 80 of whom ultimately resigned or were placed into open positions or onto new customer accounts. As of December 31, 2002, all of such employees had been terminated pursuant to the accounting restructuring plan.

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

        No restructuring charges were incurred or recorded in the year ended December 31, 2002. Activity related to the Company's restructuring accruals for the year ended December 31, 2002, was as follows:

	Severance and related costs	Lease obligations and related costs	Total
Initial charge	$5,153	$5,799	$10,952
Cash payments	3,304	822	4,126

Balance at December 31, 2001	1,849	4,977	6,826
Cash payments	1,849	2,368	4,217

Balance at December 31, 2002	$—	$2,609	$2,609

16.    Related Party Transactions

        In 2002, 2001 and 2000, the Company derived 4%, 6% and 7%, respectively, of its total revenues from services provided principally to two stockholders of the Company. In addition, in 2002, 2001, and 2000, the Company derived 10%, 4% and 2%, respectively, of its total revenues from services provided to two customers of which two of the Company's directors are former officers.

        The Company has agreements to provide development and brokerage services to certain of its unconsolidated subsidiaries accounted for under the equity method under terms that the Company believes are consistent with the terms in similar agreements with unrelated parties. In each of the years ended December 31, 2002, 2001 and 2000, the Company derived 1% of its total revenues from such unconsolidated subsidiaries.

        In January 1997, the Company formed a joint venture with an affiliate of one of its stockholders to provide management information services. Both parties shared equally in any distributions from the joint venture. The Company received distributions of $1,165 through December 31, 2002. The Company had a five-year management information system agreement with the joint venture for related services and, in early 2000, reduced the services received and the scope of such agreement. No services were received in 2002 or 2001, and, as such, no related fees were paid in such periods. The Company paid fees of $360 in 2000 for such services.

17.    Financial Instruments

        As required under the Company's New $150,000 Line and Old $150,000 Line, the Company entered into an interest rate swap agreement to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes. On June 24, 1999, the Company renewed an existing interest rate swap agreement for a nine-month period ending March 24, 2000, with a notional amount of $125,000. This interest rate swap agreement established a fixed interest pay rate of 5.52% on a portion of the Company's variable rate debt. On March 24, 2000, the interest rate swap agreement was renewed for a 12-month period ending March 24, 2001, with a notional amount of $150,000 through June 26, 2000, a notional amount of $125,000 through September 25, 2000, and a notional amount of $100,000 through March 24, 2001. This interest rate swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company's variable rate debt. On March 24, 2001, the interest rate swap agreement was renewed for a 24-month period ending March 24, 2003, with a notional amount of $150,000. This interest rate swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company's variable rate debt. Under these interest rate swap agreements, if the actual LIBOR-based rate is less than the specified fixed interest rate, the Company is obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate is greater than the specified fixed interest rate, the differential interest amount is paid to the Company and recorded as a reduction of interest expense. The weighted average receive rates under these swap agreements for 2002, 2001 and 2000 were 1.80%, 4.07% and 6.40%, respectively. In connection with these agreements, the Company recorded incremental interest expense of $765 in 2002, excluding the liability reduction described below, $848 in 2001 and a reduction of interest expense of $3 in 2000. At December 31, 2002, the amount included in accumulated other comprehensive income related to the interest rate swap agreement is $(337), net of income taxes, which will be charged to expense in the first quarter of 2003 (the remaining life of the interest rate swap agreement).

        Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. For the period from January 1, 2001 through October 31, 2001, $4,809 was charged to expense due to a change in fair value of the interest rate swap agreement. As of November 1, 2001, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), the Company designated the interest rate swap agreement as a cash flow hedge of the Company's variable interest flow exposure, and began assessing effectiveness of the cash flow hedge in accordance with the hypothetical derivative method of FAS 133 Implementation Issue G7. The hypothetical derivative method captures the impact of the $4,809 swap liability already existing at November 1, 2001, as future hedge ineffectiveness of the newly designated hedge relationship because the liability originated from interest rate movements prior to the application of hedge accounting. Accordingly, changes in fair value of the interest rate swap agreement attributable solely to the passage of time and payments made to settle the liability serve to reduce the liability, therefore benefiting net income in future periods. The Company recorded $3,611 in 2002 and $609 in 2001 of payments against its liability that would have been recorded to interest expense had the interest rate swap agreement been designated as a hedge since its inception. Changes in the fair value of the interest rate swap agreement attributable to changes in benchmark market interest rates represent the effective portion of the hedge relationship and are recorded in other comprehensive income in accordance with FAS 133. Any hedge ineffectiveness is recorded in current period earnings. The liability balance related to the interest rate swap agreement was $1,244 at December 31, 2002, of which $1,160 is included in other current liabilities and $84 is included in accrued expenses.

        On September 1, 2002, as a result of a decrease in the Company's floating interest rate debt, the Company dedesignated $50,000 of the interest rate swap agreement previously designated as a hedge in order to maintain the relationship between the notional amount of the designated portion of the interest rate swap agreement and the amount of the Company's floating rate debt. On November 30, 2002, an additional $25,000 was dedesignated. By dedesignating a portion of the interest rate swap agreement as a hedge, the remaining designated portion is still deemed an effective hedge. As a result of these changes, the Company recognized $72 of expense in 2002 related to the change in fair value of the portion of the interest rate swap agreement that is not designated as a hedge.

        Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company's long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

18.    Commitments and Contingencies

        At December 31, 2002, the Company has guaranteed repayment of a maximum of $76,136 of real estate notes payable of its unconsolidated subsidiaries of which $53,003 of the underlying notes payable is outstanding as of December 31, 2002. These notes are secured by the underlying real estate and have maturity dates through February 2007. With respect to two of the projects to which these guarantees relate, the Company either has agreements with institutional or investment grade investors to purchase the project and repay the related debt upon completion of the project or has long-term leases with or guaranteed by investment grade companies, which management believes mitigates its risk of incurring any future liability under the guarantees. The aggregate amount the Company has guaranteed with respect to these two projects totals $38,450 at December 31, 2002.

        At December 31, 2002, the Company has outstanding letters of credit totaling $19,022, of which $5,044 is recorded in other current liabilities. The letters of credit expire at varying dates through September 2004.

        In addition, at December 31, 2002, the Company has numerous completion and budget guarantees relating to development projects. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company being liable for costs to complete in excess of such budget. However, the Company generally has "guaranteed maximum price" contracts with reputable general contractors, which are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

        The Company and its subsidiaries are defendants in lawsuits that arise in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's results of operations or financial position.

19.    Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below for the three years ended December 31:

	2002	2001	2000
Interest paid	$10,875	$15,330	$18,677
Income taxes paid	8,611	13,232	33,648
Non cash activities:
Issuance of restricted stock, net of forfeitures	(77)	(322)	2,433
Capital lease obligations	1,180	3,062	12,928
Contributions of contracts by minority interest holder	—	—	2,681
Recognition of deferred gains related to dispositions in previous periods	941	281	—
Writeoff of furniture and equipment against prior year restructuring reserve	876	—	—
Conversion to equity of note payable to minority shareholder of consolidated joint venture	2,406	—	—

20.    Segment Information

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

  Measurement of Segment Profit or Loss and Segment Assets

        The Company evaluates performance and allocates resources among its two reportable segments based on income before income taxes and EBITDA, as adjusted (as defined in footnote 3 in the following table). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

        Summarized financial information for reportable segments is as follows:

	Years Ended December 31,
	2002	2001 (1)	2000 (1)
Global Services:
Total revenues	$658,328	$677,209	$686,200
Costs and expenses (2)	648,716	697,224	672,820

Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	9,612	(20,015)	13,380
Minority interest, before income taxes	3,323	3,872	4,074
Income from investments in unconsolidated subsidiaries, before income taxes	1,789	1,719	1,328

Income (loss) from continuing operations, before income taxes	14,724	(14,424)	18,782
Discontinued operations, before income taxes	—	—	—

Income (loss) before income taxes	14,724	(14,424)	18,782
Depreciation and amortization	16,825	20,669	18,502
Interest expense	2,240	5,693	5,788
Writedowns due to impairment of goodwill, intangibles and investments	—	27,561	40,347
Minority interest related to goodwill writedowns	—	(2,346)	—
Change in fair value of interest rate swap agreement	56	3,917	—
Restructuring charges	—	8,237	—

EBITDA, as adjusted (3)	$33,845	$49,307	$83,419

Development and Investment:
Total revenues	$77,666	$102,442	$135,180
Costs and expenses (2)	73,947	100,128	92,394

Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	3,719	2,314	42,786
Minority interest, before income taxes	(402)	(2,330)	(8,355)
Income from investments in unconsolidated subsidiaries, before income taxes	7,160	8,303	5,922

Income (loss) from continuing operations, before income taxes	10,477	8,287	40,353
Discontinued operations, before income taxes	4,843	—	—

Income (loss) before income taxes	15,320	8,287	40,353
Depreciation and amortization	1,000	3,306	3,377
Interest expense	8,003	9,364	11,159
Writedowns due to impairment of goodwill, intangibles and investments	—	4,407	—
Minority interest related to goodwill writedowns	—	—	—
Change in fair value of interest rate swap agreement	16	892	—
Restructuring charges	—	2,715	—

EBITDA, as adjusted (3)	$24,339	$28,971	$54,889

Total:
Total revenues	$735,994	$779,651	$821,380
Costs and expenses (2)	722,663	797,352	765,214

Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	13,331	(17,701)	56,166
Minority interest, before income taxes	2,921	1,542	(4,281)
Income from investments in unconsolidated subsidiaries, before income taxes	8,949	10,022	7,250

Income (loss) from continuing operations, before income taxes	25,201	(6,137)	59,135
Discontinued operations, before income taxes	4,843	—	—

Income (loss) before income taxes	30,044	(6,137)	59,135
Depreciation and amortization	17,825	23,975	21,879
Interest expense	10,243	15,057	16,947
Writedowns due to impairment of goodwill, intangibles and investments	—	31,968	40,347
Minority interest related to goodwill writedowns	—	(2,346)	—
Change in fair value of interest rate swap	72	4,809	—
Restructuring charges	—	10,952	—

EBITDA, as adjusted (3)	$58,184	$78,278	$138,308

	December 31
	2002	2001
Total Assets:
Global Services	$272,763	$333,104
Development and Investment	349,303	359,158

Total consolidated assets	$622,066	$692,262

(1)
The 2001 and 2000 segment information has been restated to reflect (i) the inclusion of the Company's E-Commerce segment within the Global Services segment, as a result of the Company's organizational change effective January 1, 2002, and (ii) the other reclassifications and adjustments described under "Restatement" in Note 1. For the years ended December 31, 2001 and 2000, EBITDA, as adjusted, has been reduced by $5,931 and $2,243, respectively, from amounts previously reported, to reflect the impact of certain reclassifications discussed under "Restatement" in Note 1.

(2)
Cost and expenses include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $2,319, $2,516 and $3,815 related to the Global Services segment and $148, $364 and $464 related to the Development and Investment segment in 2002, 2001 and 2000, respectively.

(3)
EBITDA, as adjusted, represents earnings before interest, income taxes and depreciation and amortization, writedowns due to impairment of goodwill, intangibles and investments, net of related minority interest, the change in fair value of the Company's interest rate swap agreement and restructuring charges. Management believes that EBITDA, as adjusted, is a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA, as adjusted, should not be considered as an alternative to: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA, as adjusted, is comparable to similarly titled items reported by other companies.

21.    Unaudited Interim Financial Information

        Unaudited summarized financial information by quarter is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2002:
Total revenues, as previously reported	$168,439	$178,966	$173,757
Adjustment to eliminate intercompany fees	(133)	(106)	—
Reclassification of income from investments in unconsolidated subsidiaries	(2,424)	(5,067)	(785)
Reclassification of out-of-pocket expenses reimbursed by customers	6,937	7,091	6,905
Reclassification of amortization and writedowns of upfront cash payments to customers and capitalized third party costs	(692)	(1,943)	(704)
Reclassification of revenues relating to discontinued operations	—	—	(1,438)

Total revenues, restated (1)	172,127	178,941	177,735	$207,191
Net income	196(2)	3,744(3)	3,731(4)	8,982(5)
Earnings per share:
Basic	$0.01(2)	$0.10(3)	$0.10(4)	$0.26(5)
Diluted	$0.01(2)	$0.10(3)	$0.10(4)
	$0.24(5)

2001:
Total revenues, as previously reported	$172,895	$190,212	$188,925	$219,438
Adjustment to eliminate intercompany fees	(76)	(209)	65	576
Reclassification of income from investments in unconsolidated subsidiaries	(528)	(5,042)	(1,496)	(2,956)
Reclassification of out-of-pocket expenses reimbursed by customers	5,638	4,544	6,635	6,961
Reclassification of amortization and writedowns of upfront cash payments to customers and capitalized third party costs	(824)	(797)	(939)	(3,371)

Total revenues, restated (1)	177,105	188,708	193,190	220,648
Net income (loss)	20(6)	4,265(7)	3,784(8)	(13,280	)(9)
Earnings (loss) per share:
Basic	$0.00(6)	$0.12(7)	$0.11(8)	$(0.38	)(9)
Diluted	$0.00(6)	$0.12(7)	$0.10(8)	$(0.38	)(9)

(1)
As described under "Restatement" in Note 1, the consolidated financial statements have been restated to conform to the presentation for the quarter ended December 31, 2002. As a result, total revenues differ from the amounts disclosed in previous filings. These restatements do not impact net income (loss) or earnings (loss) per share for any period.

(2)
In the first quarter of 2002, interest expense was benefited by $996 for payments made against the Company's interest rate swap agreement liability that would have been recorded to interest expense had the interest rate swap agreement not been designated as a hedge (see Note 17).

(3)
In the second quarter of 2002, interest expense was benefited by $974 for payments made against the Company's interest rate swap agreement liability that would have been recorded to interest expense had the interest rate swap agreement not been designated as a hedge (see Note 17).

(4)
In the third quarter of 2002, the Company recorded $45 related to the change in fair value of its interest rate swap agreement, with an offsetting benefit to interest expense of $883 (see Note 17). Also, in the third quarter of 2002, the Company recorded income from discontinued operations, net of income taxes, totaling $712 ($0.02 per basic and diluted share). These discontinued operations related to the disposition of real estate properties in which the Company retained no continuing involvement, in accordance with FAS 144.

(5)
In the fourth quarter of 2002, the Company recorded $27 related to the change in fair value of its interest rate swap agreement, with an offsetting benefit to interest expense of $758 (see Note 17). In addition, in the fourth quarter of 2002, the Company recorded $1,260 of provision for losses on real estate and a $212 charge to income from investments in unconsolidated subsidiaries (before income taxes) as a result of reclassifying certain assets previously classified as real estate held for sale to real estate held for investment, partially offset by $514 of related minority interest, in accordance with FAS 144 (see Note 2). Also, in the fourth quarter of 2002, the Company recorded income from discontinued operations, net of income taxes, totaling $1,972 ($0.06 per basic share and $0.05 per diluted share). These discontinued operations related to the disposition of real estate properties in which the Company retained no continuing involvement, in accordance with FAS 144.

(6)
In the first quarter of 2001, the Company recorded $243 of restructuring charges (see Note 15).

(7)
In the second quarter of 2001, the Company recorded $704 of restructuring charges (see Note 15) and $402 related to the change in fair value of its interest rate swap agreement (see Note 17).

(8)
In the third quarter of 2001, the Company recorded $3,480 of restructuring charges (see Note 15) and $3,536 related to the change in fair value of its interest rate swap agreement (see Note 17).

(9)
In December 2001, the Company recorded writedowns of $26,440, offset by $2,346 of related minority interest, due to impairment of goodwill and intangibles (see Note 13). The Company also recorded a writedown of $5,528 to reflect impairment in the value of e-commerce investments made in late 1999, 2000 and 2001, consistent with the decrease in the value of companies in this sector since mid-2000 (see Note 4). In addition, the Company recorded $6,525 of restructuring charges (see Note 15) and $871 related to the change in fair value of its interest rate swap agreement, with an offsetting benefit to interest expense of $609 (see Note 17).

TRAMMELL CROW COMPANY AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002
(In thousands)

		Initial Cost			Balance at December 31, 2002
				Costs Subsequent to Acquisition
Description	Related Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (A)		Date of Construction	Date Acquired	Depreciable Lives in Years (B)
REAL ESTATE UNDER DEVELOPMENT (CURRENT)
Retail
Fairway Center Assoc., Pasadena, TX	—	2,198	—	1,958	2,686	1,470	4,156		2001	2001
Sierra Town Center, Reno, NV	3,749	1,084	—	3,335	1,286	3,133	4,419		2001	2001
Land
Hampden Town Center, Denver, CO	—	899	—	996	1,895	—	1,895		N/A	1999
TC Muskogee, Muskogee, OK	—	90	—	—	90	—	90		N/A	2002
REAL ESTATE HELD FOR SALE
Retail
USPS, Kerhonkson, NY	—	128	—	627	196	559	755		1999	1999
USPS, Montgomery, NY	—	214	660	310	228	956	1,184		2000	2000
Office
Broadway Trade Center, San Antonio, TX	10,595	1,079	9,861	(406)	1,079	9,455	10,534	(C)	2001	2001
Industrial
TC Tinker LLC, Oklahoma City, OK	11,907	1,526	—	9,474	3,113	7,887	11,000		2001	2001
Land
Cameron, Alexandria, VA	—	3,359	—	325	3,684	—	3,684		N/A	2000
Parmer/35 Retail, Austin, TX	6,784	7,338	—	48	7,386	—	7,386		N/A	2002
Sierra Corporate Center, Reno, NV	—	331	—	239	570	—	570		N/A	1999
Springtown Mall, San Marcos, TX	—	647	—	(420)	227	—	227	(C)	N/A	1999
Wood Village, Portland, OR	—	374	—	207	581	—	581		N/A	1999
REAL ESTATE UNDER DEVELOPMENT (NON-CURRENT)
Retail
Rosewood, Houston, TX	—	1,363	—	1,006	1,393	976	2,369		2002	2002
Industrial
Walnut Creek, Austin, TX	1,773	716	—	2,121	716	2,121	2,837		2000	2000
Residential (Multi-family)
High Street Columbia, Washington, DC	28,238	19,169	7,693	1,760	20,063	8,559	28,622		2002	2002
Land
Ballpark Way, Houston, TX	8,148	6,401	—	1,634	8,035	—	8,035		N/A	2000
DC Land, Douglas County, CO	—	1,888	—	2,902	4,790	—	4,790		N/A	1999
Fairway Center, Pasadena, TX	—	1,695	—	1,222	2,917	—	2,917		N/A	2001
Glendale & 91st, Phoenix, AZ	—	6,788	—	—	6,788	—	6,788		N/A	2001
TC Greenhill, Tulsa, OK	—	327	—	36	363	—	363		N/A	2002
Wetmore Distribution Holdings, San Antonio, TX	—	484	—	49	533	—	533		N/A	2002

TRAMMELL CROW COMPANY AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2002
(In thousands)

		Initial Cost			Balance at December 31, 2002
				Costs Subsequent to Acquisition
Description	Related Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (A)		Date of Construction	Date Acquired	Depreciable Lives in Years (B)
REAL ESTATE HELD FOR INVESTMENT
Retail
Westview Plaza, Lebanon, TN	2,035	788	1,822	96	788	1,918	2,706	(D)	1987	1999	39
Office
411 W. Seventh, Fort Worth, TX	1,986	325	2,400	786	417	3,094	3,511	(D)	2000	2000	39
82 Inverness, Denver, CO	3,628	1,530	3,812	(47)	1,530	3,765	5,295	(D)	1979	2001	39
Freeport #2 & #3, Irving, TX	13,268	2,619	—	12,609	2,619	12,609	15,228	(D)	1998	1998	39
Meridian Tower, Tulsa, OK	5,995	1,200	7,489	949	1,200	8,438	9,638	(D)	1981	2001	39
Industrial
Deerwood, Jacksonville, FL	6,517	1,542	5,981	(66)	1,542	5,915	7,457	(D)	1974	1999	39
TC Kearny Villa, San Diego, CA	9,184	5,300	7,200	95	5,300	7,295	12,595	(D)	1981	2001	39
Land
Arrowood, Charlotte, NC	—	321	—	—	321	—	321		N/A	1999
Cleveland, Cleveland, TN	—	260	—	10	270	—	270		N/A	1996
Fairway Center, Pasadena, TX	—	725	—	523	1,248	—	1,248		N/A	2001
Kileen, Kileen, TX	—	490	—	—	490	—	490		N/A	1999
Lake Park Plaza, Lewisville, TX	—	926	—	591	1,517	—	1,517		N/A	1999
Lakeline Retail, Cedar Park, TX	—	75	—	(70)	5	—	5	(E)	N/A	2000
TC Riverside, Belcamp, MD	—	919	—	163	1,082	—	1,082		N/A	1997
Sierra Corporate Center, Reno, NV	—	1,325	—	1,030	2,355	—	2,355		N/A	1999
South River Office, Cranbury Township, NJ	—	1,061	—	—	1,061	—	1,061		N/A	1998
TCDFW LCT, Irving, TX	—	3,603	—	602	4,205	—	4,205		N/A	2000
Telco LLC, Edgewood, CO	—	1,405	—	(538)	867	—	867	(E)	N/A	2000
Wood Village, Portland, OR	—	374	—	213	587	—	587		N/A	1999

Total	$113,807	$82,886	$46,918	$44,369	$96,023	$78,150	$174,173

(A)
The aggregate cost for Federal Income tax purposes is approximately $175 million.

(B)
Land, real estate under development and real estate held for sale are not depreciated.

(C)
Includes an allowance to reflect asset at fair value less cost to sell (Broadway Trade Center—$539 and Springtown Mall—$420).

(D)
Includes an adjustment to reflect depreciation (on assets previously classified as "held for sale") that would have been recorded had the assets been continuously classified as real estate held for investment since acquisition (Westview Plaza—$160, 411 W. Seventh—$189, 82 Inverness—$47, Freeport #2—$418, Meridian Tower—$57, Deerwood—$492, and Kearney Villa—$109).

(E)
Reflects a writedown for impairment (Lakeline Retail—$70 and Telco—$553).

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS
AND ACCUMULATED DEPRECIATION

December 31, 2002
(In thousands)

        Changes in real estate investments and accumulated depreciation for the three years ended December 31, 2002, are as follows:

	2002	2001	2000
		(restated)	(restated)
Real estate investments:
Balance at beginning of year	$232,440	$218,179	$217,858
Additions and improvements	103,637	160,840	206,112
Dispositions	(159,270)	(146,159)	(205,791)
Other adjustments(1)	(2,634)	(420)	—

Balance at end of year	$174,173	$232,440	$218,179

(1)
Includes allowance to reflect certain assets at fair value less cost to sell, writedowns for impairment, and adjustments to reflect cumulative depreciation on assets that were reclassified from "held for sale."

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
SIGNATURE
CERTIFICATION
CERTIFICATION
Exhibit Index
ANNUAL REPORT ON FORM 10-K ITEM 8, ITEM 15(a)(1) and (2), (c) and (d) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CERTAIN EXHIBITS FINANCIAL STATEMENT SCHEDULE YEAR ENDED DECEMBER 31, 2002 TRAMMELL CROW COMPANY AND SUBSIDIARIES DALLAS, TEXAS
FORM 10-K-ITEM 15(a)(1) and (2) TRAMMELL CROW COMPANY AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT AUDITORS
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 2002, 2001 and 2000 (in thousands, except share data)
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
TRAMMELL CROW COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002 (in thousands, except share and per share data)
TRAMMELL CROW COMPANY AND SUBSIDIARIES SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION December 31, 2002 (In thousands)
TRAMMELL CROW COMPANY AND SUBSIDIARIES SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION (Continued) December 31, 2002 (In thousands)
TRAMMELL CROW COMPANY AND SUBSIDIARIES NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION December 31, 2002 (In thousands)