Form 10-Q
period 2003-03-31
TRAMMELL CROW CO
filed 2003-05-15
CIK 1022438

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13531

Trammell Crow Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2721454 (IRS Employer Identification No.)
2001 Ross Avenue Suite 3400 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)
(214) 863-3000 (Registrant's telephone number, including area code)
Not applicable (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        There were 37,508,005 shares of the registrant's common stock outstanding as of May 9, 2003.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$69,928	$78,005
Restricted cash	8,879	8,921
Accounts receivable, net of allowance for doubtful accounts of $3,837 in 2003 and $4,663 in 2002	93,588	116,316
Receivables from affiliates	4,404	3,838
Notes and other receivables	14,801	14,817
Income taxes recoverable	779	—
Deferred income taxes	3,838	3,654
Real estate under development	9,726	5,258
Real estate and other assets held for sale	30,893	51,434
Other current assets	12,400	8,354

Total current assets	249,236	290,597
Furniture and equipment, net	21,361	23,172
Deferred income taxes	20,443	20,904
Real estate under development	54,941	57,254
Real estate held for investment	62,583	61,527
Investments in unconsolidated subsidiaries	67,546	71,463
Goodwill, net	74,186	74,178
Other assets	20,075	22,971

	$570,371	$622,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,432	$20,193
Accrued expenses	79,375	104,784
Income taxes payable	—	3,121
Current portion of long-term debt	—	70
Current portion of capital lease obligations	2,797	2,989
Current portion of notes payable on real estate	57,934	26,186
Liabilities related to real estate and other assets held for sale	26,665	43,228
Other current liabilities	6,829	8,124

Total current liabilities	192,032	208,695
Long-term debt, less current portion	15,000	19,000
Capital lease obligations, less current portion	524	658
Notes payable on real estate, less current portion	17,567	45,402
Other liabilities	85	86

Total liabilities	225,208	273,841
Minority interest	33,680	39,871
Stockholders' equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,783,595 shares issued and 37,732,153 shares outstanding in 2003, and 36,227,820 shares issued and 36,179,173 shares outstanding in 2002	377	362
Paid-in capital	191,842	178,977
Retained earnings	132,018	130,874
Accumulated other comprehensive loss	(178)	(589)
Less: Treasury stock	(489)	(464)
Unearned stock compensation, net	(12,087)	(806)

Total stockholders' equity	311,483	308,354

	$570,371	$622,066

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
		(restated)
	(in thousands, except share and per share data)
REVENUES
Corporate Services:
Facilities management	$51,463	$58,415
Corporate advisory services	22,672	22,929
Project management services	14,447	13,733

	88,582	95,077
Institutional Services:
Property management	37,423	40,099
Brokerage	17,494	20,128
Construction management	2,040	2,496

	56,957	62,723
Development and construction fees	9,825	12,984

	155,364	170,784
Gain on disposition of real estate	4,768	932
Other	654	411

	160,786	172,127
COSTS AND EXPENSES
Salaries, wages and benefits	109,647	119,963
Commissions	17,351	17,627
General and administrative	27,121	30,152
Depreciation	3,643	4,031
Amortization	574	521
Interest	2,462	2,574

	160,798	174,868

Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(12)	(2,741)
Income tax benefit	5	1,098
Minority interest, net of income tax expense of $169 and $258 in 2003 and 2002, respectively	220	384
Income from investments in unconsolidated subsidiaries, net of income tax expense of $40 and $971 in 2003 and 2002, respectively	52	1,455

Income from continuing operations	265	196
Income from discontinued operations, net of income tax expense of $679	879	—

Net income	$1,144	$196

Income per share from continuing operations:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Income per share from discontinued operations, net of income taxes:
Basic	$0.02	$—

Diluted	$0.02	$—

Net income per share:
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

Weighted average common shares outstanding:
Basic	36,125,964	35,478,794
Diluted	36,799,238	36,660,394

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months ended March 31, 2003 (Unaudited) and Year ended December 31, 2002
(in thousands, except share data)

	Common Shares					Accumulated Other Comprehensive Income (Loss)
			Common Stock Par Value	Paid-In Capital	Retained Earnings		Treasury Stock	Unearned Stock Compensation
	Issued	Treasury							Total
Balance at January 1, 2002	35,879,515	295,092	$359	$176,354	$115,084	$(1,331)	$(2,951)	$(1,392)	$286,123
Net income	—	—	—	—	16,653	—	—	—	16,653
Issuance of restricted stock	30,000	—	—	417	—	—	—	(417)	—
Forfeiture of restricted stock	—	41,614	—	(96)	—	—	(398)	163	(331)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	840	840
Issuance of common stock	318,305	(288,059)	3	2,302	(863)	—	2,885	—	4,327
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,208	—	—	1,208
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	(466)	—	—	(466)

Balance at December 31, 2002	36,227,820	48,647	362	178,977	130,874	(589)	(464)	(806)	308,354
Net income	—	—	—	—	1,144	—	—	—	1,144
Issuance of restricted stock	1,413,000	—	14	11,787	—	—	—	(11,801)	—
Forfeiture of restricted stock	—	2,795	—	(13)	—	—	(25)	4	(34)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	516	516
Issuance of common stock	142,775	—	1	1,091	—	—	—	—	1,092
Foreign currency translation adjustment, net of tax	—	—	—	—	—	74	—	—	74
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	337	—	—	337

Balance at March 31, 2003	37,783,595	51,442	$377	$191,842	$132,018	$(178)	$(489)	$(12,087)	$311,483

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
		(restated)
	(in thousands)
Operating activities
Cash flows from earnings:
Net income	$1,144	$196
Reconciliation of net income to net cash provided by earnings:
Depreciation	3,643	4,031
Amortization	574	521
Amortization of employment contracts and unearned stock compensation	929	633
Amortization of contract intangibles	513	692
Bad debt expense	483	18
Provision for losses on real estate	2,697	—
Minority interest	(389)	(645)
Discontinued operations, net of income taxes	879	—
Deferred income tax benefit	8	(81)
Income from investments in unconsolidated subsidiaries	(92)	(2,424)

Net cash provided by earnings	10,389	2,941
Changes in operating assets and liabilities:
Restricted cash	42	—
Accounts receivable	22,244	20,668
Receivables from affiliates	(566)	1,831
Notes receivable and other assets	(1,469)	4,599
Real estate held for sale and under development	355	(17,671)
Notes payable on real estate held for sale and under development	172	7,010
Accounts payable and accrued expenses	(28,308)	(37,585)
Income taxes payable/recoverable	(3,221)	(7,174)
Other liabilities	(737)	(942)

Net cash flows from changes in working capital	(11,488)	(29,264)

Net cash used in operating activities	(1,099)	(26,323)

Investing activities
Expenditures for furniture and equipment	(887)	(842)
Additions to real estate held for investment	(83)	—
Investments in unconsolidated subsidiaries	(587)	(4,501)
Distributions from unconsolidated subsidiaries	4,308	1,807

Net cash provided by (used in) investing activities	2,751	(3,536)

Financing activities
Principal payments on long-term debt and capital lease obligations	(10,047)	(81,283)
Proceeds from long-term debt	5,000	102,121
Contributions from minority interest	51	992
Distributions to minority interest	(5,596)	(2,190)
Payments on notes payable on real estate held for investment	(229)	—
Proceeds from exercise of stock options	—	416
Proceeds from issuance of common stock	1,092	1,163

Net cash (used in) provided by financing activities	(9,729)	21,219

Net decrease in cash and cash equivalents	(8,077)	(8,640)
Cash and cash equivalents, beginning of period	78,005	38,059

Cash and cash equivalents, end of period	$69,928	$29,419

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(in thousands)
Net income	$1,144	$196
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $39 in 2003 and $(35) in 2002	74	(40)
Change in fair value of interest rate swap agreement, net of tax expense of $229 in 2003 and $144 in 2002	337	210

Comprehensive income	$1,555	$366

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(in thousands, except share and per share data)
(Unaudited)

1.    General

        The condensed consolidated interim financial statements of Trammell Crow Company (the "Company") included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under accounting principles generally accepted in the United States ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

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

Restatement

        As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, the Company has restated its condensed consolidated financial statements for the three months ended March 31, 2002, to conform to the presentation for the three months and year ended December 31, 2002. The reclassifications and adjustments noted in the Form 10-K had no impact on net income, earnings per share or stockholders' equity in any period. These reclassifications and adjustments included the elimination of intercompany transactions and a change in the financial statement presentation of income from investments in unconsolidated subsidiaries and minority interest from components of revenue and costs and expenses, respectively, to single line items, net of income taxes. In addition, the Company reclassified certain revenues and expenses as a result of the application of the provisions of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, and EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products.

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

Earnings Per Share

        The weighted-average common shares outstanding used to calculate diluted earnings per share for the three months ended March 31, 2003 and 2002, include 673,274 and 1,181,600 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock.

Stock-Based Compensation

        The Company has elected to use the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), to account for its stock-based compensation arrangements. Compensation expense for stock options is recognized to the extent the market price of the underlying stock on the date of grant exceeds the exercise price of the option. The Company recognizes compensation expense related to restricted stock awards over the vesting period of the underlying award in an amount equal to the fair market value of the Company's stock on the date of grant.

        Pro forma information regarding net income (loss) and net income (loss) per share, shown in the table below, has been determined as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$1,144	$196
Add: Stock-based employee compensation expense included in net income, net of related tax effects	274	119
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,340	437

Pro forma net income (loss)	$78	$(122)

Net income (loss) per share:
Basic—as reported	$0.03	$0.01

Basic—pro forma	$0.00	$(0.00)

Net income (loss) per share:
Diluted—as reported	$0.03	$0.01

Diluted—pro forma	$0.00	$(0.00)

Reclassifications

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), certain assets and liabilities for the year ended December 31, 2002, have been reclassified to conform to the presentation for the three months ended March 31, 2003 (see Note 7). As a result, certain asset and liability balances differ from the amounts reported in previously filed documents.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. The Company is in the process of determining which of its investments in unconsolidated subsidiaries qualify as "variable interest entities" and assessing the impact of FIN 46 on its consolidated financial statements. As required, the Company will apply the provisions of FIN 46 to entities formed prior to February 1, 2003, in the three months ending September 30, 2003. The provisions of FIN 46 have been applied to entities formed after January 31, 2003.

2.    Real Estate

        All real estate is included in the Company's Development and Investment segment (see Note 12). At March 31, 2003, and December 31, 2002, real estate owned by the Company consists of the following:

	March 31, 2003	December 31, 2002
Real estate under development (current)	$9,726	$5,258
Real estate included in assets held for sale (see Note 7)(1)	30,538	50,134
Real estate under development (non-current)	54,941	57,254
Real estate held for investment(2)	62,583	61,527

	$157,788	$174,173

(1)
Net of allowances of $2,411 and $959 at March 31, 2003, and December 31, 2002, respectively. In the three months ended March 31, 2003, the Company recorded provisions for losses on real estate (included in general and administrative expenses in the statement of income) of $1,452 to increase the allowances on real estate held for sale to reflect assets at fair value less cost to sell. There were no such allowances recorded in the three months ended March 31, 2002.

(2)
The real estate held for investment balance at March 31, 2003, is net of $247 of accumulated depreciation. In the three months ended March 31, 2003, the Company recorded a provision for loss on real estate (included in general and administrative expenses in the statement of income) of $1,245 to reflect a writedown for impairment related to a single tenant office/industrial real estate project. The non-recourse note payable relating to the real estate project has matured. While the Company and the lender have been actively negotiating to restructure the debt, the likelihood that the Company and the lender will be able to do so is uncertain. In addition, the Company believes the market for single tenant office/industrial space where the property is located is very limited, and significant capital expenditures will be required to convert the project to a multi-tenant facility.

  The fair value of the asset was determined based on a discounted cash flow projection. There were no such writedowns recorded in the three months ended March 31, 2002.

        In the three months ended March 31, 2003, the Company sold its 50% partnership interest in a consolidated subsidiary to the other partner in the partnership for a net sales price of $1,032. The transaction resulted in a non-cash decrease in real estate and other assets held for sale of $11,004 (accounts receivable of $4 and real estate of $11,000), a decrease in cash (included in real estate and other assets held for sale) of $92, and a non-cash reduction in liabilities related to real estate and other assets held for sale of $11,804 (decrease in accounts payable of $61, increase in accrued expenses of $164, decrease in notes payable on real estate of $11,907), and a non-cash increase in minority interest of $210. The Company recognized a gain on disposition of $1,530 as a result of this transaction.

        During the three months ended March 31, 2002, upon substantial completion of two real estate projects under development, the Company and outside partners contributed a total of $2,703 and $30,398, respectively, to the Company's consolidated real estate subsidiaries owning such projects. The funds were used to pay off debt totaling $33,101, and the Company was released from its guarantees of such debt. As it no longer exercised control over the entities, during the three months ended March 31, 2002, the Company began using the equity method of accounting for these two real estate subsidiaries, resulting in a non-cash reduction of real estate held for sale totaling $33,776 and a non-cash increase in investments in unconsolidated subsidiaries totaling $675. No gain or loss was recognized on these transactions.

3.    Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries consist of the following:

	March 31, 2003	December 31, 2002
Real estate	$43,137	$45,433
Other	24,409	26,030

	$67,546	$71,463

        The Company owns approximately 10.0% of the outstanding stock of Savills plc ("Savills"), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia. The investment is classified as an "other" investment in the table above.

        While it has not yet completed its evaluation of its investments in entities formed prior to February 1, 2003, under FIN 46, the Company believes it is reasonably possible that some of the unconsolidated subsidiaries in which it has an investment may be considered variable interest entities under FIN 46 and will therefore be consolidated if the Company is the primary beneficiary of such variable interest entities, as defined in FIN 46. The Company expects that its maximum exposure to loss as a result of its involvement with such variable interest entities would be limited to the amount of its investments in such entities plus any commitments to contribute additional capital, plus the amount of any guarantees of debt of the underlying investments. At March 31, 2003, the Company had a commitment to loan additional funds of $3,000 to an unconsolidated subsidiary and had guaranteed repayment of a maximum of $75,952 of real estate notes payable of its unconsolidated subsidiaries of which $52,866 is outstanding at March 31, 2003 (see Note 11).

        Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	For the Three Months Ended March 31,
	2003	2002
Real Estate:
Total revenues	$15,300	$15,842
Total expenses	9,474	11,125

Net income	$5,826	$4,717

Other:
Total revenues	$82,319	$77,356
Total expenses	82,002	77,008

Net income	$317	$348

Total:
Total revenues	$97,619	$93,198
Total expenses	91,476	88,133

Net income	$6,143	$5,065

4.    Accrued Expenses

        Accrued expenses consist of the following:

	March 31, 2003	December 31, 2002
Payroll and bonuses	$24,711	$43,180
Commissions	23,227	33,260
Development costs	11,545	12,262
Deferred income	3,533	3,294
Interest	773	911
Insurance	2,455	44
Restructuring charges (see Note 13)	2,235	2,609
Other	11,145	10,112

	79,624	105,672
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale	(249)	(888)

	$79,375	$104,784

5.    Long-Term Debt

        Long-term debt consists of the following:

	March 31, 2003	December 31, 2002
Borrowings under $150,000 line of credit with a bank (the "Credit Facility")	$15,000	$19,000
Other	—	70

Total long-term debt	15,000	19,070
Less current portion of long-term debt	—	70

	$15,000	$19,000

        The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year's net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. At March 31, 2003, the Company is in compliance with all debt covenants of the Credit Facility.

        The covenants associated with the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150,000 commitment. At March 31, 2003, the Company has unused borrowing capacity of $116,779 (taking into account letters of credit outstanding) under its Credit Facility.

6.    Notes Payable on Real Estate

        Notes payable on real estate consist of the following:

	March 31, 2003	December 31, 2002
Current portion of notes payable on real estate	$57,934	$26,186
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 7)	26,342	42,219

Total notes payable on real estate, current portion	84,276	68,405
Notes payable on real estate, non-current portion	17,567	45,402

Total notes payable on real estate	$101,843	$113,807

        Notes payable on real estate held for sale are included in liabilities related to real estate and other assets held for sale. Notes payable on real estate under development (current) are included in current portion of notes payable on real estate. Notes payable on real estate under development (non-current) and real estate held for investment are classified according to payment terms and maturity date.

        At March 31, 2003, $5,245 of the current portion and $2,372 of the non-current portion of notes payable on real estate is recourse to the Company. With respect to the project to which the $2,372 non-current recourse obligation relates, the Company has an agreement with an institutional investor to purchase the project upon completion, the proceeds of which will be used to repay the related note payable.

7.    Real Estate and Other Assets Held for Sale and Related Liabilities

        Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the "held for sale" criteria of FAS 144 and other assets related to such completed projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company's balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at March 31, 2003, that were not classified as such at December 31, 2002, have been reclassified in the Company's balance sheet as of December 31, 2002.

        Real estate and other assets held for sale and related liabilities are as follows:

	March 31, 2003	December 31, 2002
Assets:
Cash and cash equivalents	$—	$92
Accounts receivable, net of allowance for doubtful accounts	—	143
Notes and other receivables	—	256
Real estate held for sale (see Note 2)	30,538	50,134
Other current assets	211	545
Other assets	144	264

Total real estate and other assets held for sale	30,893	51,434
Liabilities:
Accounts payable	—	41
Accrued expenses	249	888
Current portion of notes payable on real estate (see Note 6)	26,342	42,219
Other current liabilities	74	80

Total liabilities related to real estate and other assets held for sale	26,665	43,228

Net real estate and other assets held for sale	$4,228	$8,206

8.    Stockholders' Equity

        A summary of the Company's stock option activity for the three months ended March 31, 2003, is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $10.00 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2002	1,017,395	3,295,486	2,285,885	165,447	6,764,213
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	(4,000)	(20,077)	—	(24,077)

March 31, 2003	1,017,395	3,291,486	2,265,808	165,447	6,740,136

Options exercisable at March 31, 2003	1,017,395	1,153,111	2,063,612	158,475	4,392,593

9.    Gain on Disposition of Real Estate and Discontinued Operations

       During the three months ended March 31, 2003, the Company sold four real estate projects for an aggregate sales price of $5,133, resulting in an aggregate gain on disposition of $4,511. In one other transaction, the Company recognized $257 of deferred gain from a disposition in a prior period. During the three months ended March 31, 2002, the Company sold four real estate projects for an aggregate net sales price of $5,602, resulting in an aggregate gain on disposition of $638, and recognized $294 of deferred gain resulting from a previous period disposition.

        Additionally, in the three months ended March 31, 2003, the Company sold two real estate projects that were considered "components of an entity" as defined by FAS 144 and for which the Company did not have any significant involvement in the operations of the project after their disposal. The aggregate sales price for these two projects was $12,380, and the Company recognized an aggregate gain on disposition of $1,723. The aggregate gain on disposition related to these dispositions and the operations of the Company's real estate held for sale have been separately reported as discontinued operations, net of applicable income taxes. The components of discontinued operations for the three months ended March 31, 2003, are as follows:

Revenues:
Development and construction fees	$123
Gain on disposition of real estate	1,723
Other	17

1,863
Expenses:
Salaries, wages and benefits	55
Commissions	197
General and administrative	35
Interest	14
Amortization	4

305

Income from discontinued operations, before income taxes	1,558
Income tax expense	679

Income from discontinued operations, net of income taxes	$879

There were no such discontinued operations in the three months ended March 31, 2002.

10.    Financial Instruments

        As required under the Company's Credit Facility, the Company has entered into various interest rate agreements to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes.

        On March 24, 2001, an existing interest rate swap agreement was renewed for a 24-month period ending March 24, 2003, with a notional amount of $150,000. This interest rate swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company's variable rate debt. Under the interest rate swap agreement, if the actual LIBOR-based rate was less than the specified fixed interest rate, the Company was obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate was greater than the specified fixed interest rate, the differential interest amount was paid to the Company and recorded as a reduction of interest expense. The weighted average receive rates under the interest rate swap agreement for the three months ended March 31, 2003 and 2002, were 1.37% and 1.85%, respectively. In connection with this agreement, the Company recorded incremental interest expense, excluding the liability reduction described below, of $567 and $77 for the three months ended March 31, 2003 and 2002, respectively.

        Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. For the period from January 1, 2001 through October 31, 2001, $4,809 was charged to expense due to a change in fair value of the interest rate swap agreement. As of November 1, 2001, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), the Company designated the interest rate swap agreement as a cash flow hedge of the Company's variable interest flow exposure, and began assessing effectiveness of the cash flow hedge in accordance with the hypothetical derivative method of FAS 133 Implementation Issue G7. The hypothetical derivative method captured the impact of the $4,809 swap liability already existing at November 1, 2001, as future hedge ineffectiveness of the newly designated hedge relationship because the liability originated from interest rate movements prior to the application of hedge accounting. Accordingly, changes in fair value of the interest rate swap agreement attributable solely to the passage of time and payments made to settle the liability serve to reduce the liability, therefore benefiting net income in future periods. During the three months ended March 31, 2003 and 2002, the Company recorded $588 and $996, respectively, of payments against its liability that would have been recorded to interest expense had the interest rate swap agreement been designated as a hedge since its inception. Changes in the fair value of the interest rate swap agreement attributable to changes in benchmark market interest rates represented the effective portion of the hedge relationship and were recorded in other comprehensive income in accordance with FAS 133. Any hedge ineffectiveness was recorded in current period earnings. The interest rate swap agreement expired on March 24, 2003, therefore the liability balance is zero at March 31, 2003.

        On September 1, 2002, as a result of a decrease in the Company's floating interest rate debt, the Company dedesignated $50,000 of the interest rate swap agreement previously designated as a hedge in order to maintain the relationship between the notional amount of the designated portion of the interest rate swap agreement and the amount of the Company's floating rate debt. On November 30, 2002, an additional $25,000 was dedesignated. By dedesignating a portion of the interest rate swap agreement as a hedge, the remaining designated portion was still deemed an effective hedge. As a result of these changes, the Company recognized $4 of expense in the three months ended March 31,

2003, related to the change in fair value of the portion of the interest rate swap agreement that was not designated as a hedge.

        Upon expiration of the interest rate swap agreement in March 2003, the Company entered into an interest rate cap agreement in order to fulfill the interest rate agreement requirement under the Company's Credit Facility. The notional amount of the interest rate cap agreement is $20,000 and the Company will receive payments if the 30-day LIBOR-based interest rate exceeds 2.5%. The interest rate cap agreement has been designated as an effective hedge and, to the extent the hedging relationship remains effective, changes in fair value of the interest rate cap agreement will be recorded in other comprehensive income. The interest rate cap agreement expires on June 27, 2003, and has no fair market value at March 31, 2003.

        In March 2003, the Company entered into another interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11,400 and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as a hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. As of March 31, 2003, amounts recorded by the Company related to this interest rate cap agreement were not material.

        Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company's long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

11.    Commitments and Contingencies

        In the first quarter of 2003, the Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others ("FIN 45"). The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company did not issue or modify any guarantees in the first quarter of 2003 that were required to be recorded at fair value in the Company's financial statements.

        At March 31, 2003, the Company has guaranteed repayment of a maximum of $75,952 of real estate notes payable of its unconsolidated subsidiaries of which $52,866 of the underlying notes payable is outstanding as of March 31, 2003. These notes are secured by the underlying real estate and have maturity dates through March 2006. With respect to two of the projects to which these guarantees relate, the Company either has agreements with institutional or investment grade investors to contribute capital to the project upon completion, the proceeds of which will be used to repay the related note payable, or has leases with or guaranteed by investment grade companies, which management believes mitigates its risk of incurring any future liability under the guarantees. The aggregate outstanding amount the Company has guaranteed with respect to these two projects totals $38,497 at March 31, 2003.

        With respect to a note payable of an unconsolidated subsidiary, the Company has a guaranty related to funds disbursed to such subsidiary out of an escrow account established upon the inception of the underlying note in 2002. The escrow was established to fund costs related to tenant improvements and leasing commissions for the underlying real estate project. As funds are disbursed to the project, the Company guarantees to the lender the amount of the disbursement until certificates of occupancy evidencing completion of tenant improvements or evidence of completion of leasing transactions are received by the lender, at which time the Company is released from its guaranty. The maximum amount of the guaranty is $9,604, of which $2,050 is outstanding at March 31, 2003. The Company does not expect to make any payments under this guaranty.

        The Company has a commitment to loan up to $4,500 to an unconsolidated subsidiary, of which $1,500 was funded in the first quarter of 2003. The remaining commitment of $3,000 is required to be funded on or before January 9, 2004. Loans made under the commitment accrue interest from the date advanced until the date repaid at an annual rate of 18% through June 30, 2004, and thereafter at an annual rate of 25%. The loans are due and payable on June 16, 2006, but may be repaid prior to such date should the unconsolidated subsidiary obtain alternate financing from a third party lender. Repayment of the loans is subordinate to other debt and the unconsolidated subsidiary's obligations to pay certain preferred returns.

        At March 31, 2003, the Company has outstanding letters of credit totaling $18,296, of which $5,044 is recorded in other current liabilities and $2,953 collateralizes a portion of the Company's guarantee of real estate notes payable of an unconsolidated subsidiary, included in guarantees described above. The letters of credit expire at varying dates through September 2004.

        In addition, at March 31, 2003, the Company has numerous completion and budget guarantees relating to development projects. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has "guaranteed maximum price" contracts with reputable general contractors, which are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

        The Company and its subsidiaries are defendants in lawsuits that arise in the normal course of business. In management's judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's long-term results of operations or financial position.

12.    Segment Information

Description of Services by Segment

        The Global Services segment includes property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both corporate and institutional customers. Management of the Global Services group also has operational responsibility for the Company's e-commerce initiatives, as the Company views these initiatives as integral parts of its services platform.

        The Development and Investment segment includes development activities performed on behalf of institutional and corporate customers on a fee basis, as well as development activity pursuant to which the Company takes an ownership position.

Measurement of Segment Profit or Loss and Segment Assets

        The Company evaluates performance and allocates resources among its two reportable segments based on income before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

        Summarized financial information for reportable segments is as follows:

	Three Months Ended March 31,
	2003	2002
		(restated)
Global Services:
Total revenues	$147,286	$157,959
Costs and expenses(1)	143,939	159,652

Income (loss) from continuing operations before income taxes, minority interest and income (loss) from investments in unconsolidated subsidiaries	3,347	(1,693)
Minority interest income (expense), before income taxes	(142)	643
Income (loss) from investments in unconsolidated subsidiaries, before income taxes	(1,169)	555

Income (loss) from continuing operations, before income taxes	2,036	(495)
Income from discontinued operations, before income taxes	253	—

Income (loss) before income taxes	$2,289	$(495)

Development and Investment:
Total revenues	$13,500	$14,168
Costs and expenses(1)	16,859	15,216

Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(3,359)	(1,048)
Minority interest income (expense), before income taxes	531	(1)
Income from investments in unconsolidated subsidiaries, before income taxes	1,261	1,871

Income (loss) from continuing operations, before income taxes	(1,567)	822
Income from discontinued operations, before income taxes	1,305	—

Income (loss) before income taxes	$(262)	$822

Total:
Total revenues	$160,786	$172,127
Costs and expenses(1)	160,798	174,868

Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(12)	(2,741)
Minority interest, before income taxes	389	642
Income from investments in unconsolidated subsidiaries, before income taxes	92	2,426

Income from continuing operations, before income taxes	469	327
Income from discontinued operations, before income taxes	1,558	—

Income before income taxes	$2,027	$327

	March 31, 2003	December 31, 2002
Total Assets:
Global Services	$240,758	$253,018
Development and Investment	329,613	369,048

Total consolidated assets	$570,371	$622,066

(1)
Costs and expenses for the three months ended March 31, 2003 and 2002 include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $821 and $591 related to the Global Services segment and $108 and $42 related to the Development and Investment segment, respectively.

13.    Restructuring Charges

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

        No restructuring charges were incurred or recorded in the quarter ended March 31, 2003. Activity related to the Company's lease obligations and related costs included in restructuring accruals for the quarter ended March 31, 2003, is as follows:

Balance at December 31, 2002	$2,609
Cash payments	374

Balance at March 31, 2003	$2,235

14.    Dispositions of Businesses

        Effective March 1, 2002, the Company sold its retail center development and mall management businesses to an affiliate of Faison Enterprises Inc. (the "Faison Sale"). These businesses were acquired in 1998 as part of the Company's acquisition of portions of the businesses of Faison & Associates and Faison Enterprises, Inc. (the "Faison Acquisition"). The Company continues to provide leasing and management services of non-retail assets and certain retail projects under contracts acquired in connection with the Faison Acquisition. The Company retained most of the net working capital in the disposed businesses and carried interests in certain development projects and received approximately $1,825 in exchange for such businesses and related assets upon completion of the transaction. Because the Company has continuing involvement in the disposed businesses, the operations have not been reported as discontinued operations. The Company recorded a gain of $79 upon disposition of the businesses in the first quarter of 2002. The Faison Sale was motivated by changes in the Company's overall retail strategy, operating losses incurred in these businesses, and declining forecasts for future operations of these businesses (primarily due to the downturn in the real estate investment market and continuing consolidation of regional mall ownership into REITs, which tend to self-manage their properties). Henry J. Faison, Chairman of the Board of Faison Enterprises, served on the Company's Board of Directors from the time of the Faison Acquisition until May 24, 2002, the day of the Company's 2002 annual meeting of stockholders.

15.    Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below:

	Three Months Ended March 31,
	2003	2002
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$11,763	$(15)
Capital lease obligations	651	549

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

        Within the Global Services segment, with approximately 5,600 full-time equivalent ("FTE") employees, the Company provides services to institutional customers (investors that are not typically the primary occupants of the commercial properties with respect to which services are performed) and corporate customers (users of space who are typically the primary occupants of commercial properties, including multinational corporations, hospitals and universities). Building management services provided to institutional customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to institutional customers include project leasing and investment sales whereby the Company advises buyers, sellers and landlords in connection with the leasing, purchase and sale of office, industrial and retail space and land. Project management services provided to institutional customers include construction management services such as space planning and tenant finish and coordination. The building management services provided to corporate customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Brokerage services provided to corporate customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to corporate customers include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design, and workplace moves, adds and changes. Through the Global Services segment, the Company is continuing to focus on opportunities for long-term growth in the service business and is focusing on opportunities to achieve operating efficiencies associated with the delivery of similar services (for example, property management for institutional customers and facilities management for corporate customers) through a consolidated services organization. In North America, the Global Services Group is organized into 15 different geographic "mega-markets," many of which are multi-city.

        Within the Development and Investment segment, encompassing approximately 190 FTE employees, the Company provides development activities and services to both institutional and corporate customers—both those pursuant to which the Company takes an ownership position and those pursuant to which the Company provides development services to others in exchange for fees. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for institutional customers and fee development and build-to-suit projects for corporate customers, including those in higher education and healthcare. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is positioned to pursue and execute new development business, particularly programmatic business with the Company's large customers, and exploit niche market opportunities.

Results of Operations—Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Revenues.    The Company's total revenues decreased $11.3 million, or 6.6%, to $160.8 million in the first quarter of 2003 from $172.1 million in the first quarter of 2002.

        Facilities management revenue, which represented 32.0% of the Company's total revenue in the first quarter of 2003, decreased $6.9 million, or 11.8%, to $51.5 million in the first quarter of 2003 from $58.4 million in the first quarter of 2002, primarily due to the Company's exit from certain unprofitable contracts and the loss of other customers during 2002, including certain customer relationships terminated as part of the Company's wind-down of its centralized call center operations. Reimbursement of salaries, wages, benefits, and out-of-pocket general and administrative costs, a component of facilities management revenue, decreased $3.2 million to $41.8 million in the first quarter 2003, from $45.0 million in the same period in 2002. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the structure of the underlying management agreements in effect each period.

        Corporate advisory services revenue, which represented 14.1% of the Company's total revenue in the first quarter of 2003, decreased $0.2 million, or 0.9%, to $22.7 million in the first quarter of 2003 from $22.9 million in the first quarter of 2002. The decrease is due to a reduction in transaction volume and transaction values as a result of continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space.

        Revenue from project management services totaled $14.4 million and represented 9.0% of the Company's total revenue in the first quarter of 2003. Revenue increased $0.7 million, or 5.1%, from $13.7 million in the first quarter of 2002. The revenue growth was primarily due to the addition of new customers and the expansion of services provided to existing customers. The growth was partially offset by customer losses, the sale of a majority of the operations of Trammell Crow Savills Asia-Pacific in the fourth quarter of 2002, the deterioration of the economy and the resulting reduction in corporate customers' project spending.

        Property management revenue, which represented 23.3% of the Company's total revenue in the first quarter of 2003, decreased $2.7 million, or 6.7%, to $37.4 million in the first quarter of 2003 from $40.1 million in the first quarter of 2002. The decrease was primarily the result of the Company's sale of its mall management business to an affiliate of Faison Enterprises, Inc. (the "Faison Sale") in the first quarter of 2002.

        Brokerage revenue, which represented 10.9% of the Company's total revenue in the first quarter of 2003, decreased $2.6 million, or 12.9%, to $17.5 million in the first quarter of 2003, from $20.1 million in the first quarter of 2002. The decrease is primarily due to a reduction in transaction volume and transaction values as a result of continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook. The economic downturn has resulted in a decreased demand for commercial space. In addition, there was a decrease in the average number of project leasing and investment sales brokers employed by the Company during the first quarter 2003, as compared to the first quarter 2002.

        Construction management revenue totaled $2.0 million in the first quarter of 2003, and represented 1.2% of the Company's total revenue in the first quarter of 2003. Revenue decreased

$0.5 million, or 20.0%, from $2.5 million in the first quarter of 2002. Construction management revenue is generated from services including space planning and tenant finish coordination for institutional customers in conjunction with property management and leasing assignments, and are directly related to the customer's real estate demands. The decrease is primarily attributable to a reduction in transaction volume due to continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy.

        Revenue from development and construction fees totaled $9.8 million and represented 6.1% of the Company's total revenue in the first quarter of 2003. Revenue decreased $3.2 million, or 24.6%, from $13.0 million in the first quarter of 2002. The decrease was primarily due to a decrease of $1.3 million in development fees, as well as decreases in revenue generated from other services including construction bidding and management, project closeout, and general contracting. This decrease is a result of a reduction in transaction volume due to continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook. In addition, rental revenue from operational real estate properties that are not considered discontinued operations decreased $1.6 million in first quarter 2003, primarily due to the sale of various operating properties that generated rental revenue in the first quarter of 2002.

        Gain on disposition of real estate totaled $4.8 million and represented 3.0% of the Company's total revenue in the first quarter of 2003. These gains increased $3.9 million, or 433.3%, from $0.9 million in the first quarter of 2002. During the first quarter of 2003, the Company sold six real estate projects for an aggregate net sales price of $17.5 million, resulting in an aggregate gain on disposition of $6.2 million, of which $1.7 million is recorded in discontinued operations. In addition, during the first quarter of 2003, the Company recognized deferred gain of $0.3 million relating to a disposition in a previous period. During the first quarter of 2002, the Company sold four real estate projects for an aggregate net sales price of $5.6 million, resulting in an aggregate gain on disposition of $0.6 million and recognized deferred gain of $0.3 million relating to a disposition in a previous period.

        The Company's revenue from thematic development activity has remained stable with an increase since 2002 in development and construction activity related to higher education and healthcare customers, offset by declines in development and construction activity for other customers, including corporate build-to-suits. Some of the Company's development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects. Since the latter part of 1999, speculative real estate development has declined significantly. The decline reflects the fact that demand for new product in many of the markets in which the Company operates has declined with the overall downturn in the economy.

        Costs and Expenses.    The Company's costs and expenses decreased $14.1 million, or 8.1%, to $160.8 million in the first quarter of 2003, from $174.9 million in the first quarter of 2002.

        Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by customers ("reimbursed employees"); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed ("unreimbursed employees"); and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. Salaries, wages and benefits expense decreased $10.4 million, or 8.7%, to $109.6 million in the first quarter of 2003 from $120.0 million in the first quarter of 2002. The decrease was comprised of a $0.3 million decrease in salaries and benefits for reimbursed employees, coupled with a $10.1 million decrease in salaries and benefits for unreimbursed employees, primarily as a result of the Company's cost-reduction efforts undertaken beginning in 2001. In addition, both reimbursed and unreimbursed salaries, wages and benefits decreased due to a reduction in headcount resulting from the Faison Sale.

        Commissions decreased $0.2 million, or 1.1%, to $17.4 million in the first quarter of 2003 from $17.6 million in the first quarter of 2002. The decrease in commission expense was primarily driven by a decrease in the Company's corporate advisory services and brokerage revenue, due to a reduction in transaction volume and transaction values as a result of continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space.

        General and administrative expenses decreased $3.1 million, or 10.3%, to $27.1 million in the first quarter of 2003 from $30.2 million in the first quarter of 2002. The overall decrease in general and administrative expenses was comprised of a $2.6 million decrease in costs that are not reimbursed by customers and a $0.5 million decrease in out-of-pocket general and administrative expenses that are reimbursed by customers. The decrease in reimbursed costs is the result of the loss of several customers in the fourth quarter of 2002. The decrease in unreimbursed general and administrative expenses is the result of continuing efforts by the Company to control costs company-wide. In addition, costs were incurred in the first quarter of 2002 to restructure or exit outsourcing contracts that were unprofitable or otherwise judged likely to be unsuccessful in the long run. The overall decrease in general and administrative expenses in the first quarter of 2003 was partially offset by $2.7 million of provisions for losses on real estate due to impairment. There were no such provisions for losses on real estate in the first quarter of 2002.

        Depreciation and amortization decreased $0.3 million, or 6.7%, to $4.2 million in the first quarter of 2003 from $4.5 million in the first quarter of 2002. The decrease is primarily the result of lower depreciation expense resulting from assets being fully depreciated and fixed asset dispositions in 2002, partially as a result of the Faison Sale. Amortization expense remained relatively flat quarter over quarter.

        Interest expense decreased $0.1 million, or 3.8%, to $2.5 million in the first quarter of 2003 from $2.6 million in the first quarter of 2002. The decrease in interest expense is a result of lower average outstanding balances related to the Company's revolving line of credit and lower interest rates in the first quarter of 2003. During the first quarter of 2003 and 2002, the Company recorded $0.6 million and $1.0 million, respectively, of payments against its interest rate swap agreement liability that would have been recorded to interest expense had the interest rate swap agreement not been designated as a hedge effective November 1, 2001.

        Loss From Continuing Operations Before Income Taxes, Minority Interest and Income From Investments in Unconsolidated Subsidiaries.    The Company's loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries decreased $2.7 million, or 99.6%, to a loss of $0.01 million in the first quarter of 2003 from a loss of $2.7 million in the first quarter of 2002 due to the fluctuations in revenues and expenses described above.

        Minority interest, net of income taxes, decreased $0.2 million, or 50.0%, to $0.2 million in the first quarter of 2003 from $0.4 million in the first quarter of 2002. The decrease is primarily a result of smaller first quarter 2003 losses in consolidated entities in which outside parties have an interest, compared with larger losses in these entities in the first quarter of 2002.

        Income from investments in unconsolidated subsidiaries, net of income taxes, decreased $1.4 million, or 93.3%, to $0.1 million in the first quarter of 2003 from $1.5 million in the first quarter of 2002. Income from unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions in the underlying unconsolidated subsidiaries. The Company's share of income from such transactions is typically driven by its ownership percentage in the unconsolidated subsidiaries.

        Income From Continuing Operations.    The Company's income from continuing operations in the first quarter of 2003 increased $0.1 million, or 50.0%, to income from continuing operations of

$0.3 million as compared to $0.2 million in the first quarter of 2002, due to the fluctuations in revenues and expenses described above.

        Income from Discontinued Operations, Net of Income Taxes.    The Company's income from discontinued operations, net of income taxes, was $0.9 million in the first quarter of 2003, and includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to the adoption of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144") effective January 1, 2001, that were considered components of an entity under FAS 144 and in which the Company retained no continuing involvement. The properties that are reflected as discontinued operations had no operations in the first quarter of 2002. Dispositions of real estate assets have been and will continue to be a significant part of the Company's activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144.

        Net Income.    Net income increased $0.9 million, or 450.0%, to $1.1 million in the first quarter of 2003 from income of $0.2 million in the first quarter of 2002 due to the fluctuations in revenues and expenses described above.

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

        Net cash used in operating activities totaled $1.1 million for the first quarter of 2003, compared to $26.3 million for the same period in 2002. Cash used by operating activities, excluding the change in real estate and related borrowings, decreased to $1.6 million in 2003 as compared to $15.6 million in 2002. In addition, cash provided by real estate activities, net of related borrowings, was $0.5 million in the first quarter of 2003, compared to cash used of $10.7 million for the same period in 2002.

        Net cash provided by investing activities totaled $2.8 million for the first quarter of 2003, compared to net cash used in investing activities of $3.5 million for the same period in 2002. This change is primarily due to distributions from investments in unconsolidated subsidiaries, net of contributions, of $3.7 million in 2003, compared to contributions to investments in unconsolidated subsidiaries, net of distributions, of $2.7 million in 2002.

        Net cash used in financing activities totaled $9.7 million for the first quarter of 2003, compared to cash provided by financing activities of $21.2 million for the same period in 2002. This change is attributable to principal payments, net of additional borrowings, in 2003 of $5.2 million, primarily under the Credit Facility (described below), compared to net borrowings of $20.8 million in 2002. In addition, the Company made distributions, net of contributions, to minority interest holders of $5.6 million in 2003, compared to $1.2 million in 2002. The Company also received $1.1 million in 2003 from the issuance of common stock, compared to $1.6 million in proceeds from the exercise of stock options and issuance of common stock in 2002.

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

        The Company's participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company's floating rate indebtedness in excess of $30.0 million (other than construction loans under which interest is capitalized in accordance with accounting principles generally accepted in the United States ("GAAP")) ensuring the net interest on such excess is fixed, capped or hedged. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period ending March 24, 2003, with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The weighted average receive rate for the interest rate swap agreement was 1.37% for the three months ended March 31, 2003. Upon expiration of the interest rate swap agreement in March 2003, the Company entered into an interest rate cap agreement expiring June 27, 2003. The interest rate cap agreement has a notional amount of $20.0 million and the Company will receive payments if the 30-day LIBOR-based interest rate exceeds 2.5%. The interest rate cap agreement has been designated an effective hedge, and, to the extent the hedging relationship remains effective, changes in fair value of the interest rate cap agreement will be recorded in other comprehensive income.

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

        At March 31, 2003, the Company had outstanding borrowings of $15.0 million under the Credit Facility and no borrowings outstanding under the Discretionary Line. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. Because it takes longer for the Company to dispose of real estate investments in a weaker economy, the current economic slow down could adversely impact the

Company's ability to comply with certain of the real estate-related financial covenants in the Company's Credit Facility, which could negatively impact the Company's borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company's "EBITDA", as defined in the Credit Facility agreement and calculated on a trailing four quarter basis, a decline in the Company's overall operations could adversely impact the Company's ability to comply with these financial covenants and, in turn, the Company's borrowing capacity. The Company's unused borrowing capacity (taking into account letters of credit outstanding) under the Credit Facility was $116.8 million at March 31, 2003. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

        In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11.4 million and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as a hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. As of March 31, 2003, amounts recorded by the Company related to this interest rate cap agreement were not material.

        The Company has various commitments that could impact its liquidity as summarized below (in millions):

		Amount of Commitments by Time of Expiration
	Total Amounts Committed	Less than 1 year		1-3 years	4-5 years	After 5 years
Standby letters of credit	$10.3	$10.3		$—	$—	$—
Guarantees	54.9	45.5	(1)	9.4	—	—
Loan commitment to unconsolidated subsidiary	3.0	3.0		—	—	—

Total Commitments	$68.2	$58.8		$9.4	$—	$—

(1)
With respect to two of the projects to which these guarantees relate (totaling $38.5 million at March 31, 2003), the Company either has agreements with institutional or investment grade investors to contribute capital to the project upon completion, the proceeds of which will be used to repay the related note payable, or has leases with or guaranteed by investment grade companies.

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

        In May 2001, the Company announced that its Board of Directors approved a stock repurchase program. The repurchase program contemplated the repurchase of up to $15.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through March 31, 2003, the Company had repurchased 459,500 shares at an average cost of $10.11 per share with funds generated from operations and existing cash. The Company placed the repurchased shares in treasury. The Company intends to reissue such shares in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's long-term incentive plan and other equity-based incentive plans, as well as for other corporate purposes. In May 2003, the Company announced plans to re-initiate purchases under this stock repurchase program and subsequently repurchased 1,117,600 shares at an average cost of $9.19 per share, of which 1,107,200 shares were not settled until after May 9, 2003.

Forward-Looking Statements

        Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believe," "anticipate," "forecast," "will," "expect," "envision," "project," "budget," "target," "estimate," "should," "intend," "foresee" and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale, (iii) the ability of the Company to compete effectively in the international arena, (iv) the ability of the Company to attract new corporate and institutional customers, (v) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company's participation as a principal in real estate investments, (vi) the Company's ability to continue to pursue its growth strategy, (vii) the Company's ability to compete in highly competitive national and local business lines, and (viii) the Company's ability to attract and retain qualified personnel in all areas of its business (particularly senior management). In addition, the Company's ability to achieve certain anticipated results will be subject to other factors affecting the Company's business that are beyond the Company's control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and customers' willingness to make real estate commitments) and the effect of government regulation on the conduct of the Company's business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading "Risk Factors" in "Item 1. Business" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and in Notes 5 and 6 to the Company's Condensed Consolidated Financial Statements. The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. However, due to its purchase of an interest rate cap agreement that the Company uses to hedge a portion, but not all, of its exposure to fluctuations in interest rates, the effects of interest rate changes are expected to be limited. The Company's earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Europe, Asia and Australia. There have been no significant changes in the interest rate or foreign currency market risks since December 31, 2002.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's long-term results of operations, cash flows or financial condition.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
4.1(1)	Form of Certificate for Shares of Common Stock of the Company

(1)
Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

(2)
Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000, and incorporated herein by reference.

(3)
Previously filed as an exhibit to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2003, and incorporated herein by reference.

(b)
Reports on Form 8-K filed during the three months ended March 31, 2003:

        On March 31, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 9 of Form 8-K, regarding the submission of certificates to the Securities and Exchange Commission by Robert E. Sulentic, Chief Executive Officer, and Derek R. McClain, Chief Financial Officer, relating to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAMMELL CROW COMPANY
By:	/s/ DEREK R. MCCLAIN Derek R. McClain Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)

Date: May 15, 2003

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ ROBERT E. SULENTIC Robert E. Sulentic Chief Executive Officer

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ DEREK R. MCCLAIN Derek R. McClain Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
4.1(1)	Form of Certificate for Shares of Common Stock of the Company

(1)
Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

(2)
Previously filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000, and incorporated herein by reference.

(3)
Previously filed as an exhibit to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2003, and incorporated herein by reference.

QuickLinks

TRAMMELL CROW COMPANY AND SUBSIDIARIES INDEX
  PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
  PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION
CERTIFICATION
Exhibit Index