Form 10-Q
period 2003-06-30
TRAMMELL CROW CO
filed 2003-08-14
CIK 1022438

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13531

Trammell Crow Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2721454 (I.R.S. Employer Identification No.)
2001 Ross Avenue Suite 3400 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)
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

        There were 36,694,619 shares of the registrant's common stock outstanding as of August 8, 2003.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$59,241	$78,005
Restricted cash	8,254	8,921
Accounts receivable, net of allowance for doubtful accounts of $3,646 in 2003 and $4,663 in 2002	89,211	116,316
Receivables from affiliates	2,650	3,838
Notes and other receivables	13,552	14,806
Deferred income taxes	3,447	3,654
Real estate under development	10,430	3,530
Real estate and other assets held for sale	45,883	67,286
Other current assets	16,458	8,485

Total current assets	249,126	304,841
Furniture and equipment, net	19,774	23,172
Deferred income taxes	20,327	20,904
Real estate under development	39,483	50,466
Real estate held for investment	79,114	54,070
Investments in unconsolidated subsidiaries	66,932	71,463
Goodwill, net	74,198	74,178
Other assets	19,154	22,972

	$568,108	$622,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,806	$20,175
Accrued expenses	74,090	104,595
Income taxes payable	554	3,121
Current portion of long-term debt	3,471	70
Current portion of capital lease obligations	2,388	2,989
Current portion of notes payable on real estate	37,684	19,670
Liabilities related to real estate and other assets held for sale	33,705	49,951
Other current liabilities	6,458	8,124

Total current liabilities	175,156	208,695
Long-term debt, less current portion	10,430	19,000
Capital lease obligations, less current portion	338	658
Notes payable on real estate, less current portion	41,691	45,402
Other liabilities	1,093	86

Total liabilities	228,708	273,841
Minority interest	33,755	39,871
Stockholders' equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,783,595 shares issued and 36,511,829 shares outstanding in 2003, and 36,227,820 shares issued and 36,179,173 shares outstanding in 2002	377	362
Paid-in capital	191,913	178,977
Retained earnings	135,059	130,874
Accumulated other comprehensive income (loss)	317	(589)
Less: Treasury stock	(11,551)	(464)
Unearned stock compensation, net	(10,470)	(806)

Total stockholders' equity	305,645	308,354

	$568,108	$622,066

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
REVENUES
Corporate Services:
Facilities management	$53,453	$57,682	$104,916	$116,097
Corporate advisory services	29,644	23,640	52,316	46,569
Project management services	15,884	15,263	30,331	28,996

	98,981	96,585	187,563	191,662
Institutional Services:
Property management	36,015	36,351	73,438	76,450
Brokerage	23,604	26,016	41,098	46,144
Construction management	2,744	2,257	4,784	4,753

	62,363	64,624	119,320	127,347
Development and construction	7,530	13,171	17,156	25,957

	168,874	174,380	324,039	344,966
Gain on disposition of real estate	73	4,135	4,841	5,067
Other	158	230	812	641

	169,105	178,745	329,692	350,674
COSTS AND EXPENSES
Salaries, wages and benefits	112,300	117,177	221,937	237,132
Commissions	22,798	20,612	40,149	38,239
General and administrative	31,263	33,492	57,007	63,454
Depreciation and amortization	5,195	4,670	9,371	9,222
Interest	1,626	2,588	3,967	5,050

	173,182	178,539	332,431	353,097

Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(4,077)	206	(2,739)	(2,423)
Income tax benefit	1,784	12	1,201	1,065
Minority interest, net of income tax expense of $862, $681, $1,031 and $939	1,101	811	1,321	1,195
Income from investments in unconsolidated subsidiaries, net of income tax expense of $3,354, $2,322, $3,394 and $3,293	4,297	2,744	4,349	4,199

Income from continuing operations	3,105	3,773	4,132	4,036
Income (loss) from discontinued operations, net of income tax expense (benefit) of $(25), $(31), $66 and $(76)	(33)	(29)	84	(96)

Net income	$3,072	$3,744	$4,216	$3,940

Income per share from continuing operations:
Basic	$0.09	$0.10	$0.12	$0.11

Diluted	$0.08	$0.10	$0.11	$0.11

Income per share from discontinued operations, net of income taxes:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Net income per share:
Basic	$0.09	$0.10	$0.12	$0.11

Diluted	$0.08	$0.10	$0.11	$0.11

Weighted average common shares outstanding:
Basic	35,583,404	35,676,311	35,853,169	35,575,672
Diluted	36,534,387	37,063,012	36,665,297	36,859,823

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months ended June 30, 2003 (Unaudited) and Year ended December 31, 2002
(in thousands, except share data)

	Common Shares					Accumulated Other Comprehensive Income (Loss)
			Common Stock Par Value	Paid-In Capital	Retained Earnings		Treasury Stock	Unearned Stock Compensation
	Issued	Treasury							Total
Balance at January 1, 2002	35,879,515	295,092	$359	$176,354	$115,084	$(1,331)	$(2,951)	$(1,392)	$286,123
Net income	—	—	—	—	16,653	—	—	—	16,653
Issuance of restricted stock	30,000	—	—	417	—	—	—	(417)	—
Forfeiture of restricted stock	—	41,614	—	(96)	—	—	(398)	163	(331)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	840	840
Issuance of common stock	318,305	(288,059)	3	2,302	(863)	—	2,885	—	4,327
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,208	—	—	1,208
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	(466)	—	—	(466)

Balance at December 31, 2002	36,227,820	48,647	362	178,977	130,874	(589)	(464)	(806)	308,354
Net income	—	—	—	—	4,216	—	—	—	4,216
Issuance of restricted stock	1,413,000	(122,000)	14	11,867	—	—	1,107	(12,988)	—
Forfeiture of restricted stock	—	216,543	—	(22)	—	—	(1,812)	1,670	(164)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	1,654	1,654
Issuance of common stock	142,775	(5,824)	1	1,091	(31)	—	53	—	1,114
Stock repurchase	—	1,134,400	—	—	—	—	(10,435)	—	(10,435)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	569	—	—	569
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	337	—	—	337

Balance at June 30, 2003	37,783,595	1,271,766	$377	$191,913	$135,059	$317	$(11,551)	$(10,470)	$305,645

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
		(restated)
Operating activities
Cash flows from earnings:
Net income	$4,216	$3,940
Reconciliation of net income to net cash provided by earnings:
Depreciation and amortization	9,457	9,222
Amortization of employment contracts and unearned stock compensation	2,365	1,416
Amortization of contract intangibles	1,035	1,486
Bad debt expense	1,198	952
Writedowns due to impairment of intangibles	—	1,149
Provision for losses on real estate	3,033	—
Minority interest	(2,352)	(2,136)
Deferred income tax benefit	133	326
Income from investments in unconsolidated subsidiaries	(7,743)	(7,491)

Net cash provided by earnings	11,342	8,864
Changes in operating assets and liabilities:
Restricted cash	667	—
Accounts receivable	26,046	49,663
Receivables from affiliates	1,188	2,975
Notes receivable and other assets	(4,096)	2,264
Real estate held for sale and under development	(6,071)	(21,061)
Notes payable on real estate held for sale and under development	5,624	12,531
Accounts payable and accrued expenses	(34,908)	(36,037)
Payables to affiliates	—	(1,600)
Income taxes payable/recoverable	(2,567)	(4,995)
Other liabilities	(99)	(2,185)

Net cash flows from changes in working capital	(14,216)	1,555

Net cash (used in) provided by operating activities	(2,874)	10,419

Investing activities
Expenditures for furniture and equipment	(3,616)	(1,861)
Additions to real estate held for investment	(9,590)	—
Investments in unconsolidated subsidiaries	(881)	(6,406)
Distributions from unconsolidated subsidiaries	13,262	8,595

Net cash (used in) provided by investing activities	(825)	328

Financing activities
Principal payments on long-term debt and capital lease obligations	(48,337)	(175,513)
Proceeds from long-term debt	41,401	166,115
Contributions from minority interest	2,633	1,108
Distributions to minority interest	(6,140)	(3,654)
Proceeds from notes payable on real estate held for investment	4,962	—
Payments on notes payable on real estate held for investment	(263)	—
Proceeds from exercise of stock options	22	1,367
Proceeds from issuance of common stock	1,092	1,163
Purchase of common stock	(10,435)	—

Net cash used in financing activities	(15,065)	(9,414)

Net (decrease) increase in cash and cash equivalents	(18,764)	1,333
Cash and cash equivalents, beginning of period	78,005	38,059

Cash and cash equivalents, end of period	$59,241	$39,392

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$3,072	$3,744	$4,216	$3,940
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $383 and $422 in the three and six months ended June 30, 2003, respectively, and $94 and $59 in the three and six months ended June 30, 2002, respectively	495	124	569	84
Change in fair value of interest rate swap agreement, net of tax expense (benefit) of $0 and $229 in the three and six months ended June 30, 2003, respectively, and $(543) and $(399) in the three and six months ended June 30, 2002, respectively	—	(796)	337	(586)

Comprehensive income	$3,567	$3,072	$5,122	$3,438

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
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

Restatement

        The Company has restated its condensed consolidated financial statements for the three and six months ended June 30, 2002, to conform to the presentation for the three months and year ended December 31, 2002, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003. The reclassifications and adjustments noted in the Form 10-K had no impact on net income, earnings per share or stockholders' equity in any period. These reclassifications and adjustments included the elimination of intercompany transactions and a change in the financial statement presentation of income from investments in unconsolidated subsidiaries and minority interest from components of revenue and costs and expenses, respectively, to single line items, net of income taxes. In addition, the Company reclassified certain revenues and expenses as a result of the application of the provisions of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, and EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products.

Reclassifications

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), certain assets and liabilities at December 31, 2002, and certain revenues and expenses for the three months ended March 31, 2003, and the three and six months ended June 30, 2002, have been reclassified to conform to the presentation at and for the three months ended June 30, 2003 (see Notes 7 and 9). As a result, certain balances differ from the amounts reported in previously filed documents.

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

Earnings Per Share

        The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 2003, include 950,983 and 812,128 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock. The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 2002, include 1,386,701 and 1,284,151 shares, respectively, to reflect the dilutive effect of options to purchase shares of common stock.

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

        Pro forma information regarding net income and net income per share, shown in the table below, has been determined as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$3,072	$3,744	$4,216	$3,940
Add: Stock-based employee compensation expense included in net income, net of related tax effects	570	106	844	225
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	783	239	2,123	676

Pro forma net income	$2,859	$3,611	$2,937	$3,489

Net income per share:
Basic—as reported	$0.09	$0.10	$0.12	$0.11

Basic—pro forma	$0.08	$0.10	$0.08	$0.10

Net income per share:
Diluted—as reported	$0.08	$0.10	$0.11	$0.11

Diluted—pro forma	$0.08	$0.10	$0.08	$0.09

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

2. Real Estate

        All real estate is included in the Company's Development and Investment segment (see Note 12). At June 30, 2003, and December 31, 2002, real estate owned by the Company consists of the following:

	June 30, 2003	December 31, 2002
Real estate under development (current)	$10,430	$3,530
Real estate included in assets held for sale (see Note 7)(1)	45,501	66,107
Real estate under development (non-current)	39,483	50,466
Real estate held for investment(2)	79,114	54,070

	$174,528	$174,173

(1)
Net of allowances of $2,590 and $959 at June 30, 2003, and December 31, 2002, respectively. In the six months ended June 30, 2003, the Company recorded provisions for losses on real estate (included in general and administrative expenses in the consolidated statement of income) of $1,631 to increase the allowances on real estate held for sale to reflect assets at fair value less cost to sell. There were no such provisions recorded in the six months ended June 30, 2002. In addition, during the three months ended March 31, 2003, the Company recorded a provision of $1,245, which is included in discontinued operations in the consolidated statement of income, primarily to reflect a writedown for impairment related to a single tenant office/industrial real estate project. The non-recourse note payable relating to the real estate project has matured and the Company is in the process of conveying the underlying property to the lender to satisfy the note. The fair value of the asset was determined based on a discounted cash flow projection. Prior to June 30, 2003, the underlying property was classified as real estate held for investment in the Company's consolidated balance sheet.

(2)
The real estate held for investment balance at June 30, 2003, is net of $429 of accumulated depreciation. In the six months ended June 30, 2003, the Company recorded a provision for loss on real estate of $157, which is included in general and administrative expenses. There were no such writedowns recorded in the six months ended June 30, 2002.

        In the six months ended June 30, 2003, the Company sold its 50% partnership interest in a consolidated subsidiary to the other partner in the partnership for a net sales price of $1,032. The transaction resulted in a non-cash decrease in real estate and other assets held for sale of $11,004 (accounts receivable of $4 and real estate of $11,000), a decrease in cash (included in real estate and other assets held for sale) of $92, and a non-cash reduction in liabilities related to real estate and other assets held for sale of $11,804 (decrease in accounts payable of $61, increase in accrued expenses of $164 and a decrease in notes payable on real estate of $11,907), and a non-cash increase in minority interest of $210. The Company recognized a gain on disposition of $1,530 as a result of this transaction.

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

3. Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries consist of the following:

	June 30, 2003	December 31, 2002
Real estate	$41,864	$45,433
Other	25,068	26,030

	$66,932	$71,463

        The Company owns approximately 10% of the outstanding stock of Savills plc ("Savills"), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia. The investment is classified as an "other" investment in the table above.

        While it has not yet completed its evaluation of its investments in entities formed prior to February 1, 2003, under FIN 46, the Company believes it is reasonably possible that some of the unconsolidated subsidiaries in which it has an investment may be considered variable interest entities under FIN 46 and will therefore be consolidated if the Company is the primary beneficiary of such variable interest entities, as defined in FIN 46. The Company expects that its maximum exposure to loss as a result of its involvement with such variable interest entities would be limited to the amount of its investments in such entities plus any commitments to contribute additional capital, plus the amount of any guarantees of debt of the underlying investments. At June 30, 2003, the Company had a commitment to loan additional funds of $3,000 to an unconsolidated subsidiary and had guaranteed repayment of a maximum of $68,943 of real estate notes payable of its unconsolidated subsidiaries of which $46,141 is outstanding at June 30, 2003 (see Note 11).

        Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Real Estate:
Total revenues	$38,735	$27,373	$54,035	$43,215
Total expenses	11,316	11,277	20,790	22,402

Net income	$27,419	$16,096	$33,245	$20,813

Other:
Total revenues	$108,201	$112,723	$190,520	$190,079
Total expenses	99,342	107,242	181,344	184,250

Net income	$8,859	$5,481	$9,176	$5,829

Total:
Total revenues	$146,936	$140,096	$244,555	$233,294
Total expenses	110,658	118,519	202,134	206,652

Net income	$36,278	$21,577	$42,421	$26,642

4. Accrued Expenses

        Accrued expenses consist of the following:

	June 30, 2003	December 31, 2002
Payroll and bonuses	$23,236	$43,180
Commissions	22,652	33,260
Development costs	11,635	12,262
Deferred income	3,540	3,294
Interest	1,047	911
Insurance	2,082	44
Restructuring charges (see Note 13)	2,015	2,609
Other	8,666	10,111

	74,873	105,671
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale	(783)	(1,076)

	$74,090	$104,595

5. Long-Term Debt

        Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
Borrowings under $150,000 line of credit with a bank (the "Credit Facility")	$10,000	$19,000
Borrowings under a £3,900 short-term borrowing facility with a bank (the "European Facility")	2,611	—
Other	1,290	70

Total long-term debt	13,901	19,070
Less current portion of long-term debt	3,471	70

	$10,430	$19,000

        The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends, repurchase common shares, or make other distributions on account of its common stock exceeding 50% of the previous year's net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. At June 30, 2003, the Company is in compliance with all covenants of the Credit Facility.

        The covenants associated with the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $150,000 commitment. At June 30, 2003, the Company has unused borrowing capacity of $120,070 (taking into account letters of credit and borrowings outstanding and limitations from certain financial covenants) under its Credit Facility.

6. Notes Payable on Real Estate

        Notes payable on real estate consist of the following:

	June 30, 2003	December 31, 2002
Current portion of notes payable on real estate	$37,684	$19,670
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 7)	32,847	48,735

Total notes payable on real estate, current portion	70,531	68,405
Notes payable on real estate, non-current portion	41,691	45,402

Total notes payable on real estate	$112,222	$113,807

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

        At June 30, 2003, $5,278 of the current portion and $6,268 of the non-current portion of notes payable on real estate are recourse to the Company. With respect to a project to which $2,393 of the non-current recourse obligation relates, the Company has an agreement with an institutional investor to purchase the project upon completion, the proceeds of which will be used to repay the related note payable.

7. Real Estate and Other Assets Held for Sale and Related Liabilities

        Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the "held for sale" criteria of FAS 144 and other assets related to such completed projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company's balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at June 30, 2003, that were not classified as such at December 31, 2002, have been reclassified in the Company's balance sheet as of December 31, 2002.

        Real estate and other assets held for sale and related liabilities are as follows:

	June 30, 2003	December 31, 2002
Assets:
Cash and cash equivalents	$—	$92
Accounts receivable, net of allowance for doubtful accounts	—	143
Notes and other receivables	12	267
Real estate held for sale (see Note 2)	45,501	66,107
Other current assets	204	413
Other assets	166	264

Total real estate and other assets held for sale	45,883	67,286
Liabilities:
Accounts payable	—	59
Accrued expenses	783	1,076
Current portion of notes payable on real estate held for sale (see Note 6)	32,847	48,735
Other current liabilities	75	81

Total liabilities related to real estate and other assets held for sale	33,705	49,951

Net real estate and other assets held for sale	$12,178	$17,335

8. Stockholders' Equity

        A summary of the Company's stock option activity for the six months ended June 30, 2003, is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $9.74 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2002	1,017,395	3,295,486	2,285,885	165,447	6,764,213
Granted	—	153,314	—	—	153,314
Exercised	(5,824)	—	—	—	(5,824)
Forfeited	—	(116,500)	(122,300)	(9,632)	(248,432)

June 30, 2003	1,011,571	3,332,300	2,163,585	155,815	6,663,271

Options exercisable at June 30, 2003	1,011,571	1,697,008	2,121,918	148,843	4,979,340

9. Gain on Disposition of Real Estate and Discontinued Operations

        During the six months ended June 30, 2003, the Company sold five real estate projects for an aggregate sales price of $6,098 (including a note receivable of $230 from a buyer of one project), resulting in an aggregate gain on disposition of $4,502. In one other transaction, the Company recognized $339 of deferred gain from a disposition in a prior period. During the six months ended June 30, 2002, the Company sold nine real estate projects for an aggregate net sales price of $24,488, resulting in an aggregate gain on disposition of $4,773, and recognized $294 of deferred gain resulting from a previous period disposition.

        The Company's discontinued operations include the operations and gains on disposition of real estate projects that are considered "components of an entity" as defined by FAS 144 and for which the Company does not have any significant involvement in the operations of the project after the disposal. As required by FAS 144, certain revenues and expenses for the three months ended March 31, 2003, and the three and six months ended June 30, 2002, have been reclassified to conform to the presentation for the three months ended June 30, 2003.

        In the six months ended June 30, 2003, the Company sold two real estate projects that were considered discontinued operations under FAS 144. The aggregate sales price for these two projects was $12,366, and the Company recognized an aggregate gain on disposition of $1,747. The aggregate gain on disposition related to these dispositions and the operations of the Company's real estate held for sale have been separately reported as discontinued operations, net of applicable income taxes.

The components of discontinued operations for the three and six months ended June 30, 2003 and 2002, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Development and construction	$199	$196	$521	$393
Gain on disposition of real estate	24	—	1,747	—
Other	6	—	23	—

	229	196	2,291	393
Expenses:
Salaries, wages and benefits	8	19	73	27
Commissions	—	—	197	—
General and administrative	115	114	1,527	303
Depreciation and amortization	41	—	86	—
Interest	123	123	258	235

	287	256	2,141	565

Income (loss) from discontinued operations, before income taxes	(58)	(60)	150	(172)
Income tax benefit (expense)	25	31	(66)	76

Income (loss) from discontinued operations, net of income taxes	$(33)	$(29)	$84	$(96)

10. Financial Instruments

        As required under the Company's Credit Facility, the Company has entered into various interest rate agreements to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes.

        On March 24, 2001, an existing interest rate swap agreement was renewed for a 24-month period ending March 24, 2003, with a notional amount of $150,000. This interest rate swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company's variable rate debt. Under the interest rate swap agreement, if the actual LIBOR-based rate was less than the specified fixed interest rate, the Company was obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate was greater than the specified fixed interest rate, the differential interest amount was paid to the Company and recorded as a reduction of interest expense. The weighted average receive rate under the interest rate swap agreement for the three months ended March 31, 2003, was 1.37%. The weighted average receive rates for the three and six months ended June 30, 2002, were 1.86% and 1.85%, respectively. In connection with this agreement, the Company recorded incremental interest expense, excluding the liability reduction described below, of $567 for the three months ended March 31, 2003 and $87 and $164 for the three and six months ended June 30, 2002, respectively. Since the interest rate swap agreement expired on March 24, 2003, there was no interest expense recorded in the three months ended June 30, 2003.

        Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. For the period from January 1, 2001 through October 31, 2001, $4,809 was charged to expense due to a change in fair value of the interest rate swap agreement. As of November 1, 2001, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), the Company designated the interest rate swap agreement as a cash flow hedge of the Company's variable interest flow exposure, and began assessing effectiveness of the cash flow hedge in accordance with the hypothetical derivative method of FAS 133 Implementation Issue G7. The hypothetical derivative method captured the impact of the $4,809 swap liability already existing at November 1, 2001, as future hedge ineffectiveness of the newly designated hedge relationship because the liability originated from interest rate movements prior to the application of hedge accounting. Accordingly, changes in fair value of the interest rate swap agreement attributable solely to the passage of time and payments made to settle the liability serve to reduce the liability, therefore benefiting net income in future periods. During the three months ended March 31, 2003, the Company recorded $588 of payments against its liability that would have been recorded to interest expense had the interest rate swap agreement been designated as a hedge since its inception. During the three and six months ended June 30, 2002, the Company recorded $974 and $1,970, respectively, of payments against its liability that would have been recorded to interest expense. Changes in the fair value of the interest rate swap agreement attributable to changes in benchmark market interest rates represented the effective portion of the hedge relationship and were recorded in other comprehensive income in accordance with FAS 133. Any hedge ineffectiveness was recorded in current period earnings. The interest rate swap agreement expired on March 24, 2003, therefore the liability balance is zero at June 30, 2003.

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

        In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11,400 and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as a hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. As of June 30, 2003, amounts recorded by the Company related to this interest rate cap agreement were not material.

        Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company's long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

11. Commitments and Contingencies

        In the first quarter of 2003, the Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others ("FIN 45"). The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company did not issue or modify any guarantees in the first six months of 2003 that were required to be recorded at fair value in the Company's financial statements.

        At June 30, 2003, the Company has guaranteed repayment of a maximum of $68,943 of real estate notes payable of its unconsolidated subsidiaries of which $46,141 of the underlying notes payable is outstanding as of June 30, 2003. These notes are secured by the underlying real estate and have maturity dates through March 2006. With respect to two of the projects to which these guarantees relate, the Company either has agreements with institutional or investment grade investors to contribute capital to the project upon completion, the proceeds of which will be used to repay the related note payable, or has leases with or guaranteed by investment grade companies, which management believes mitigates its risk of incurring any future liability under the guarantees. The aggregate outstanding amount the Company has guaranteed with respect to these two projects totals $38,781 at June 30, 2003.

        With respect to a note payable of an unconsolidated subsidiary, the Company has a guaranty related to funds disbursed to such subsidiary out of an escrow account established upon the inception of the underlying note in 2002. The escrow was established to fund costs related to tenant improvements and leasing commissions for the underlying real estate project. As funds are disbursed to the project, the Company guarantees to the lender the amount of the disbursement until certificates of occupancy evidencing completion of tenant improvements or evidence of completion of leasing transactions are received by the lender, at which time the Company is released from its guaranty. The maximum amount of the guaranty is $9,604, of which $2,449 is outstanding at June 30, 2003. The Company does not expect to make any payments under this guaranty.

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

        At June 30, 2003, the Company has outstanding letters of credit totaling $19,126, of which $5,044 collateralizes amounts recorded in other current liabilities and $2,953 collateralizes a portion of the Company's guarantee of real estate notes payable of an unconsolidated subsidiary, included in guarantees described above. The letters of credit expire at varying dates through September 2004.

        In addition, at June 30, 2003, the Company has numerous completion and budget guarantees relating to development projects. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has "guaranteed maximum price" contracts with reputable general contractors, which are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

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

        The Development and Investment segment includes development activities performed on behalf of institutional and corporate customers on a fee basis, as well as development activity pursuant to which the Company takes an ownership position. The Development and Investment segment also includes activities related to the Company's operating real estate projects prior to disposition.

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

        Virtually all of the Company's revenues are from customers located in the United States. For the three and six months ended June 30, 2003, one individual customer accounts for $20,663, or 12%, and $36,422, or 11%, respectively, of the Company's consolidated revenues. Revenues from this customer are included primarily in the Company's Global Services segment. No individual customer accounted for more than 10% of the Company's consolidated revenues in 2002.

        Summarized financial information for reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
Global Services:
Total revenues	$161,361	$161,572	$308,647	$319,531
Costs and expenses(1)	158,455	160,309	302,394	319,961

Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	2,906	1,263	6,253	(430)
Minority interest, before income taxes	404	1,815	262	2,458
Income from investments in unconsolidated subsidiaries, before income taxes	1,759	946	590	1,501

Income from continuing operations, before income taxes	5,069	4,024	7,105	3,529
Income from discontinued operations, before income taxes	—	—	253	—

Income before income taxes	$5,069	$4,024	$7,358	$3,529

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
Development and Investment:
Total revenues	$7,744	$17,173	$21,045	$31,143
Costs and expenses(1)	14,727	18,230	30,037	33,136

Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(6,983)	(1,057)	(8,992)	(1,993)
Minority interest income (expense), before income taxes	1,559	(323)	2,090	(324)
Income from investments in unconsolidated subsidiaries, before income taxes	5,892	4,120	7,153	5,991

Income from continuing operations, before income taxes	468	2,740	251	3,674
Loss from discontinued operations, before income taxes	(58)	(60)	(103)	(172)

Income before income taxes	$410	$2,680	$148	$3,502

Total:
Total revenues	$169,105	$178,745	$329,692	$350,674
Costs and expenses(1)	173,182	178,539	332,431	353,097

Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(4,077)	206	(2,739)	(2,423)
Minority interest, before income taxes	1,963	1,492	2,352	2,134
Income from investments in unconsolidated subsidiaries, before income taxes	7,651	5,066	7,743	7,492

Income from continuing operations, before income taxes	5,537	6,764	7,356	7,203
Income (loss) from discontinued operations, before income taxes	(58)	(60)	150	(172)

Income before income taxes	$5,479	$6,704	$7,506	$7,031

	June 30, 2003	December 31, 2002
Total Assets:
Global Services	$232,947	$253,018
Development and Investment	335,161	369,048

Total consolidated assets	$568,108	$622,066

(1)
Costs and expenses for the three and six months ended June 30, 2003, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $1,221 and $2,042 related to the Global Services segment and $215 and $323 related to the Development and Investment segment, respectively. Costs and expenses for the three and six months ended June 30, 2002, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $735 and $1,326 related to the Global Services segment and $48 and $90 related to the Development and Investment segment, respectively.

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

        No restructuring charges were incurred or recorded in the six months ended June 30, 2003 or 2002. Activity related to the Company's lease obligations and related costs included in restructuring accruals for the six months ended June 30, 2003, is as follows:

Balance at December 31, 2002	$2,609
Cash payments	594

Balance at June 30, 2003	$2,015

14. Dispositions of Businesses

        Effective March 1, 2002, the Company sold its retail center development and mall management businesses to an affiliate of Faison Enterprises Inc. (the "Faison Sale"). These businesses were acquired in 1998 as part of the Company's acquisition of portions of the businesses of Faison & Associates and Faison Enterprises, Inc. (the "Faison Acquisition"). The Company continues to provide leasing and management services of non-retail assets and certain retail projects under contracts acquired in connection with the Faison Acquisition. The Company retained most of the net working capital in the disposed businesses and carried interests in certain development projects and received approximately $1,825 in exchange for such businesses and related assets upon completion of the transaction. Because the Company has continuing involvement in the disposed businesses, the operations have not been reported as discontinued operations. The Company recorded a gain of $79 upon disposition of the businesses in the first six months of 2002. The Faison Sale was motivated by changes in the Company's overall retail strategy, operating losses incurred in these businesses, and declining forecasts for future operations of these businesses (primarily due to the downturn in the real estate investment market and continuing consolidation of regional mall ownership into REITs, which tend to self-manage their properties). Henry J. Faison, Chairman of the Board of Faison Enterprises, served on the Company's

Board of Directors from the time of the Faison Acquisition until May 24, 2002, the day of the Company's 2002 annual meeting of stockholders.

15. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below:

	Six Months Ended June 30,
	2003	2002
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$11,154	$366
Capital lease obligations	846	829
Writeoff of fixed assets against prior year reserve	—	468

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

        Within the Global Services segment, with approximately 5,500 full-time equivalent ("FTE") employees, the Company provides services to institutional customers (investors that are not typically the primary occupants of the commercial properties with respect to which services are performed) and corporate customers (users of space who are typically the primary occupants of commercial properties, including multinational corporations, hospitals and universities). Building management services provided to institutional customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to institutional customers include project leasing and investment sales whereby the Company advises buyers, sellers and landlords in connection with the leasing, purchase and sale of office, industrial and retail space and land. Project management services provided to institutional customers include construction management services such as space planning and tenant finish and coordination. The building management services provided to corporate customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Brokerage services provided to corporate customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to corporate customers include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design, and workplace moves, adds and changes. Through the Global Services segment, the Company is continuing to focus on opportunities for long-term growth in the service business and is focusing on opportunities to achieve operating efficiencies associated with the delivery of similar services (for example, property management for institutional customers and facilities management for corporate customers) through a consolidated services organization. In North America, the Global Services Group is organized into 15 different geographic "mega-markets," many of which are multi-city.

        Within the Development and Investment segment, encompassing approximately 170 FTE employees, the Company provides development activities and services to both institutional and corporate customers—both those pursuant to which the Company takes an ownership position and those pursuant to which the Company provides development services to others in exchange for fees. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for institutional customers and fee development and build-to-suit projects for corporate customers, including those in higher education and healthcare. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is positioned to pursue and execute new development business, particularly programmatic business with the Company's large customers, and exploit niche market opportunities.

Results of Operations—Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), certain revenues and expenses for the three months ended March 31, 2003, and the three and six months ended June 30, 2002, have been reclassified to conform to the presentation for the three months ended June 30, 2003. As a result, certain balances differ from the amounts reported in previously filed documents. See Income (Loss) from Discontinued Operations, Net of Income Taxes, below, for additional information.

        Revenues.    The Company's total revenues decreased $9.6 million, or 5.4%, to $169.1 million for the three months ended June 30, 2003, and decreased $21.0 million, or 6.0%, to $329.7 million for the six months ended June 30, 2003, from comparable periods in the prior year.

        Facilities management revenue, which represented 31.6% and 31.8% of the Company's total revenue for the three and six months ended June 30, 2003, respectively, decreased $4.2 million, or 7.3%, to $53.5 million for the three months ended June 30, 2003, and decreased $11.2 million, or 9.6%, to $104.9 million for the six months ended June 30, 2003, from comparable periods in the prior year. The decrease was primarily due to the Company's exit from certain unprofitable contracts and the loss of other customers during 2002 and the first quarter of 2003, including certain customer relationships terminated as part of the Company's wind-down of its centralized call center operations. Reimbursement of salaries, wages, benefits, and out-of-pocket general and administrative costs, a component of facilities management revenue, decreased $1.4 million and $4.7 million in the three and six months ended June 30, 2003, respectively, compared to the comparable periods in 2002. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

        Corporate advisory services revenue, which represented 17.5% and 15.9% of the Company's total revenue for the three and six months ended June 30, 2003, respectively, increased $6.0 million, or 25.4%, to $29.6 million for the three months ended June 30, 2003, and increased $5.7 million, or 12.2%, to $52.3 million for the six months ended June 30, 2003, from comparable periods in the prior year. In general, transaction volume and transaction values have remained lower as a result of continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy. However, the Company was successful in closing several significant tenant representation transactions and other transactions on behalf of its corporate customers, which contributed to its improved second quarter 2003 revenues.

        Revenue from project management services totaled $15.9 million and $30.3 million and represented 9.4% and 9.2%, respectively, of the Company's total revenue for the three and six months ended June 30, 2003, respectively. These revenues increased $0.6 million, or 3.9%, for the three months ended June 30, 2003, and increased $1.3 million, or 4.5%, for the six months ended June 30, 2003, from comparable periods in the prior year. The revenue growth was primarily due to the addition of new customers and the expansion of services provided to existing customers. The growth was partially offset by the sale of a majority of the operations of Trammell Crow Savills Asia-Pacific in the fourth quarter of 2002.

        Property management revenue, which represented 21.3% and 22.3% of the Company's total revenue for the three and six months ended June 30, 2003, respectively, decreased $0.4 million, or

1.1%, to $36.0 million for the three months ended June 30, 2003, and decreased $3.1 million, or 4.1%, to $73.4 million for the six months ended June 30, 2003, from comparable periods in the prior year. While revenue remained relatively flat for the quarter, the decrease for the six months ended June 30, 2003, was primarily the result of the Company's sale of its mall management business to an affiliate of Faison Enterprises, Inc. (the "Faison Sale") in the first quarter of 2002.

        Brokerage revenue, which represented 14.0% and 12.5% of the Company's total revenue for the three and six months ended June 30, 2003, respectively, decreased $2.4 million, or 9.2%, to $23.6 million for the three months ended June 30, 2003, and decreased $5.0 million, or 10.8%, to $41.1 million for the six months ended June 30, 2003, from comparable periods in the prior year. The decrease is primarily due to a reduction in transaction volume and transaction values as a result of continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook. The economic downturn has resulted in a decreased demand for commercial space.

        Construction management revenues totaled $2.7 million and $4.8 million and represented 1.6% and 1.5% of the Company's total revenue for the three and six months ended June 30, 2003, respectively. These revenues increased $0.4 million, or 17.4%, for the three months ended June 30, 2003, and remained flat for the six months ended June 30, 2002, from comparable periods in the prior year. Construction management revenue is generated from services including space planning and tenant finish coordination for institutional customers in conjunction with property management and leasing assignments, and are directly related to customers' real estate demands. Revenues remained relatively flat due to continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy.

        Revenues from development and construction totaled $7.5 million and $17.2 million and represented 4.4% and 5.2% of the Company's total revenue for the three and six months ended June 30, 2003, respectively. These revenues decreased $5.7 million, or 43.2%, for the three months ended June 30, 2003, and decreased $8.8 million, or 33.8%, for the six months ended June 30, 2003, from comparable periods in the prior year. The decrease was primarily due to a decrease in rental revenue from operating real estate properties that are not considered discontinued operations of $3.2 million and $4.8 million in the three and six months ended June 30, 2003, respectively, resulting from the sale of various operating properties that generated rental revenue in the first six months of 2002. Also, development fees decreased $1.2 million and $2.6 million for the three and six months ended June 30, 2003, respectively, in addition to decreases in revenue generated from other services including construction bidding and management, project closeout, and general contracting. These decreases are a result of a reduction in transaction volume due to continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook.

        Gain on disposition of real estate totaled $0.1 million and $4.8 million and represented 0.1% and 1.5% of the Company's total revenue for the three and six months ended June 30, 2003, respectively. These gains decreased $4.0 million, or 97.6%, for the three months ended June 30, 2003, and decreased $0.3 million, or 5.9%, for the six months ended June 30, 2003, from comparable periods in the prior year. During the three months ended June 30, 2003, the Company sold one real estate project for an aggregate net sales price of $0.3 million, resulting in an aggregate gain on disposition of $0.1 million. For the three months ended June 30, 2002, the Company sold five real estate projects for an aggregate net sales price of $18.9 million, resulting in an aggregate gain on disposition of $4.1 million. For the six months ended June 30, 2003, the Company sold five real estate projects for an aggregate net sales price of $6.1 million, resulting in an aggregate gain on disposition of $4.5 million, and recognized deferred gain of $0.3 million relating to a disposition in a previous period. For the six months ended June 30, 2002, the Company sold nine real estate projects for an aggregate net sales price of $24.5 million, resulting in an aggregate gain on disposition of $4.8 million, and recognized deferred gain of $0.3 million relating to a disposition in a previous period.

        Some of the Company's development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects. Since the latter part of 1999, speculative real estate development has declined significantly. The decline reflects the fact that demand for new product in many of the markets in which the Company operates has declined with the overall downturn in the economy. As a result, the Company has responded by shifting focus and resources to user-driven development areas such as development and construction activities for higher education and healthcare customers and fee development for corporate customers.

        Costs and Expenses.    The Company's costs and expenses decreased $5.3 million, or 3.0% to $173.2 million for the three months ended June 30, 2003, and decreased $20.7 million, or 5.9%, to $332.4 million for the six months ended June 30, 2003, from comparable periods in the prior year.

        Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by customers ("reimbursed employees"); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed ("unreimbursed employees"); and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. Salaries, wages and benefits decreased $4.9 million, or 4.2%, to $112.3 million for the three months ended June 30, 2003, and decreased $15.1 million, or 6.4%, to $222.0 million for the six months ended June 30, 2003. The decrease was driven by a $6.9 million decrease in salaries and benefits for unreimbursed employees offset by a $2.0 million increase in salaries, wages and benefits for reimbursed employees, for the three months ended June 30, 2003. For the six months ended June 30, 2003, salaries, wages and benefits for unreimbursed employees decreased $16.8 million offset by a $1.7 million increase in salaries, wages and benefits for reimbursed employees. The decrease in unreimbursed salaries, wages and benefits is a result of the Company's continued cost reduction efforts undertaken beginning in the second quarter of 2001. In addition, both reimbursed and unreimbursed salaries, wages and benefits decreased due to a reduction in headcount resulting from the Faison Sale.

        Commissions increased $2.2 million, or 10.7%, to $22.8 million for the three months ended June 30, 2003, and increased $1.9 million, or 5.0%, to $40.1 million for the six months ended June 30, 2003, from comparable periods in the prior year. The increase in commission expense was primarily driven by the increase in the Company's corporate advisory services revenue, which was the result of the closing of several significant transactions in the second quarter of 2003. This increase was offset by a decrease in commission expense resulting from a decrease in brokerage revenue in 2003. In general, the Company continues to experience a reduction in transaction volume and transaction values as a result of continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space.

        General and administrative expenses decreased $2.2 million, or 6.6%, to $31.3 million for the three months ended June 30, 2003, and decreased $6.5 million, or 10.2%, to $57.0 million for the six months ended June 30, 2003, from comparable periods in the prior year. The overall decrease in general and administrative expenses was comprised of a $3.4 million and $8.0 million decrease in costs that are not reimbursed by customers for the three and six months ended June 30, 2003, respectively, offset by increases in out-of-pocket general and administrative expenses that are reimbursed by customers of $1.0 million and $1.4 million for the three and six months ended June 30, 2003, respectively. The decrease in unreimbursed general and administrative expenses for the three months ended June 30, 2003, is primarily the result of a $3.2 million decrease in pursuit costs, mainly due to capitalized pursuit costs that were written off in the second quarter of 2002, when negotiations on an international venture concluded unsuccessfully upon the other party's withdrawal from the transaction. The decrease in unreimbursed general and administrative expenses for the six months ended June 30, 2003, is the result of decreased pursuit costs of $3.4 million and continuing efforts by the Company to control costs company-wide. In addition, costs were incurred in 2002 to restructure or exit outsourcing contracts that were unprofitable or otherwise judged likely to be unsuccessful in the long run. The overall decrease in general and administrative expenses in the three and six months ended June 30, 2003, was partially offset by $0.3 million and $1.8 million, respectively, of provisions for losses or writedowns on real estate due to impairment recorded in the three and six months ended June 30, 2003. There were no such provisions for losses or writedowns on real estate in the first six months of 2002.

        Depreciation and amortization increased $0.5 million, or 10.6%, to $5.2 million, for the three months ended June 30, 2003, and increased $0.1 million, or 1.1%, to $9.3 million for the six months ended June 30, 2003, from comparable periods in the prior year. The increase is primarily the result of depreciation expense related to real estate assets classified as held for investment, in accordance with FAS 144. There was no such depreciation in 2002 as all real estate was classified as "held for sale" prior to December 31, 2002. Amortization expense remained relatively flat period over period.

        Interest expense decreased $1.0 million, or 38.5%, to $1.6 million for the three months ended June 30, 2003, and decreased $1.1 million, or 21.6%, to $4.0 million for the six months ended June 30, 2003, from comparable periods in the prior year. The decrease in interest expense is primarily the result of the dispositions in late 2002 of several operational real estate projects that incurred interest expense in the first six months of 2002. Also, during 2003 the Company had lower average outstanding balances on its revolving line of credit, which also contributed to the decrease in interest expense.

        Income (Loss) From Continuing Operations Before Income Taxes, Minority Interest and Income From Investments in Unconsolidated Subsidiaries.    The Company's income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries decreased $4.3 million, or 2,150.0%, to a loss of $4.1 million in the three months ended June 30, 2003, and decreased $0.3 million, or 12.5%, to a loss of $2.7 million in the six months ended June 30, 2003, from comparable periods in the prior year due to the fluctuations in revenues and expenses described above.

        Minority interest, net of income taxes, increased $0.3 million, or 37.5%, to income of $1.1 million in the three months ended June 30, 2003, and increased $0.1 million, or 8.3%, to income of $1.3 million in the six months ended June 30, 2003, from comparable periods in the prior year. The increase is primarily a result of larger 2003 losses in consolidated entities in which outside parties have an interest, compared with smaller losses in these entities in 2002.

        Income from investments in unconsolidated subsidiaries, net of income taxes, increased $1.6 million, or 59.3%, to $4.3 million in the three months ended June 30, 2003, and increased $0.1 million, or 2.4%, to $4.3 million in the six months ended June 30, 2003, from comparable periods in the prior year. Income from unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions in the underlying unconsolidated subsidiaries. The Company's share of income from such transactions is typically driven by its ownership percentage in the unconsolidated subsidiaries.

        Income From Continuing Operations.    The Company's income from continuing operations in the three months ended June 30, 2003, decreased $0.7 million, or 18.4%, to $3.1 million and increased $0.1 million, or 2.5%, to $4.1 million in the six months ended June 30, 2003, from comparable periods in the prior year, due to the fluctuations in revenues and expenses described above.

        Income (Loss) from Discontinued Operations, Net of Income Taxes.    The Company's income (loss) from discontinued operations, net of income taxes, remained flat at $(0.03) million for the three months ended June 30, 2003, and increased $0.2 million to $0.1 million for the six months ended

June 30, 2003. Income for the six months ended June 30, 2003, includes a charge of $1.2 million related to a provision for loss on impairment of an underlying real estate project recorded in the three months ended March 31, 2003. Income (loss) from discontinued operations includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2001, that were considered components of an entity under FAS 144 and in which the Company retained no continuing involvement. Dispositions of real estate assets have been and will continue to be a significant part of the Company's activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144.

        Net Income.    Net income decreased $0.6 million, or 16.2%, to $3.1 million in the three months ended June 30, 2003, as compared to the same period in the prior year, and increased $0.3 million, or 7.7%, to $4.2 million for the six months ended June 30, 2003, from the same period in the prior year, due to the fluctuations in revenues and expenses described above.

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

        Net cash used in operating activities totaled $2.9 million for the first six months of 2003, compared to $10.4 million of net cash provided by operating activities for the same period in 2002. Cash used by operating activities, excluding the change in real estate and related borrowings, decreased to $2.5 million in the first six months of 2003, compared to cash provided of $18.9 million for the same period in 2002, primarily due to increased collections of accounts receivable in 2002, due to higher average receivable balances in 2002. In addition, cash used in real estate activities (exclusive of real estate held for investment), net of related borrowings, was $0.4 million in the first six months of 2003, as compared to $8.5 million for the same period in 2002.

        Net cash used in investing activities totaled $0.8 million for the first six months of 2003, compared to net cash provided by investing activities of $0.3 million for the same period in 2002. This change is primarily due to distributions from investments in unconsolidated subsidiaries, net of contributions, of $12.4 million in 2003, compared to $2.2 million in 2002. This increase in cash was offset by cash used for additions to real estate held for investment of $9.6 million and capital expenditures for furniture and equipment of $3.6 million in 2003, as compared to capital expenditures of $1.9 million in 2002.

        Net cash used in financing activities totaled $15.1 million for the first six months of 2003, compared to $9.4 million for the same period in 2002. This change is attributable to the Company's repurchases of common stock in 2003 of $10.4 million and principal payments, net of additional borrowings, in 2003 of $6.9 million, primarily under the Credit Facility (described below), compared to principal payments, net of additional borrowings, of $9.4 million in 2002. In addition, the Company made distributions, net of contributions, to minority interest holders of $3.6 million in 2003, compared to $2.5 million in 2002. The Company also received $1.1 million in 2003 from the exercise of stock options and issuance of common stock, compared to $2.5 million in proceeds from the exercise of stock options and issuance of common stock in 2002. Also in 2003, the Company received net proceeds from borrowings of $4.7 million under notes payable on real estate held for investment.

        In June 2002, the Company obtained a $150.0 million revolving line of credit (the "Credit Facility") arranged by Bank of America, N.A., as the administrative agent (the "Administrative Agent"), which replaced the Company's previous $150.0 million revolving line of credit. Under the terms of the Credit Facility, the Company can obtain loans, which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin up to 0.75% depending on the Company's leverage ratio. The base rate is the higher of the prime lending rate announced from time to time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.75% to 2.5%, depending upon the Company's leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes limitations on payment of cash dividends or other distributions of assets, restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

        The Company's participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company's floating rate indebtedness in excess of $30.0 million (other than construction loans under which interest is capitalized in accordance with accounting principles generally accepted in the United States ("GAAP")) ensuring the net interest on such excess is fixed, capped or hedged. In June 2003, the Company entered into an agreement to lock the LIBOR based interest rate on its borrowings under the Credit Facility for 90 days in order to comply with this interest rate agreement requirement. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period ending March 24, 2003, with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The interest rate swap agreement expired on March 24, 2003, and the related weighted average receive rate was 1.37% for the three months ended March 31, 2003.

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

        At June 30, 2003, the Company had outstanding borrowings of $10.0 million under the Credit Facility and no borrowings outstanding under the Discretionary Line. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. Because it takes longer for the Company to dispose of real estate investments in a weaker economy, the current economic slow down could adversely impact the Company's ability to comply with certain of the real estate-related financial covenants in the Company's Credit Facility, which could negatively impact the Company's borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company's "EBITDA", as defined in the Credit Facility agreement and calculated on a trailing four quarter basis, a decline in the Company's overall operations could adversely impact the Company's ability to comply with these financial covenants and, in turn, the Company's borrowing capacity. At June 30, 2003, the Company was in compliance with all covenants of the Credit Facility. The Company's unused borrowing capacity (taking into account letters of credit and borrowings outstanding and limitations from certain financial covenants) under the Credit Facility was $120.1 million at June 30, 2003. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

        In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11.4 million and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as a hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. As of June 30, 2003, amounts recorded by the Company related to this interest rate cap agreement were not material.

        The Company has various commitments that could impact its liquidity as summarized below (in millions):

		Amount of Commitments by Time of Expiration
	Total Amounts Committed	Less than 1 year		1-3 years	4-5 years	After 5 years
Standby letters of credit	$11.1	$10.3		$0.8	$—	$—
Guarantees	48.6	38.8	(1)	9.8	—	—
Loan commitment to unconsolidated subsidiary	3.0	3.0		—	—	—

Total Commitments	$62.7	$52.1		$10.6	$—	$—

(1)
With respect to the two projects to which these guarantees relate, the Company either has agreements with institutional or investment grade investors to contribute capital to the project upon completion, the proceeds of which will be used to repay the related note payable, or has leases with or guaranteed by investment grade companies.

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

        In May 2001, the Company announced that its Board of Directors approved a stock repurchase program. The repurchase program contemplated the repurchase of up to $15.0 million of the

Company's common stock from time to time in open market purchases or through privately negotiated transactions. Through June 30, 2003, the Company had repurchased 1,593,900 shares at an average cost of $9.41 per share with funds generated from operations and existing cash. The repurchase program was completed during the second quarter of 2003. The Company placed the repurchased shares in treasury. The Company intends to reissue such shares in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's long-term incentive plan and other equity-based incentive plans, as well as for other corporate purposes.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and in Notes 5 and 6 to the Company's Condensed Consolidated Financial Statements. The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. From time to time, the Company purchases interest rate agreements used to hedge, cap or lock a portion, but not all, of its exposure to fluctuations in interest rates, and, as such, the effects of interest rate changes are expected to be limited. The Company's earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Europe, Asia and

Australia. There have been no significant changes in the interest rate or foreign currency market risks since December 31, 2002.

ITEM 4. Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on May 21, 2003, the following proposals were submitted to stockholders with the following results:

  1.
  Election of the individuals named below to serve as Class III Directors of the Company until its Annual Meeting of Stockholders in 2006 and until their respective successors are duly elected and qualified or until their earlier death, resignation or removal from office.

	Number of Shares
	For	Withheld
William F. Concannon	35,553,755	219,423
Rowland T. Moriarty	34,867,535	905,643
J. McDonald Williams	35,569,108	204,070

    The following individuals are Class I Directors of the Company, whose terms expire at the Company's Annual Meeting of Stockholders in 2004: Robert E. Sulentic and Curtis F. Feeny. The following individuals are Class II Directors of the Company, whose terms expire at the Company's Annual Meeting of Stockholders in 2005: James R. Erwin, Jeffrey M. Heller and Rebecca A. McDonald.

  2.
  Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ended December 31, 2003.

Number of Shares
For	35,092,090
Against	670,750
Abstain	10,338

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(2)	Bylaws of the Company
3.2.1(3)	First Amendment to the Bylaws of the Company
3.2.1(4)	Second Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

(2)
Previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

(3)
Previously filed as Exhibit 3.2.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000, and incorporated herein by reference.

(4)
Previously filed as Exhibit 3.2.2 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2003, and incorporated herein by reference.

(5)
Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1/A (File Number 333-34859) filed with the Securities and Exchange Commission on October 23, 1997 and incorporated herein by reference.

(b)
Reports on Form 8-K filed during the three months ended June 30, 2003:

        On April 1, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 12 under Item 9 of Form 8-K, furnishing the Company's press release announcing revisions to its previously announced financial results for the quarter and year ended December 31, 2002 and furnishing the following financial statements: (i) Statements of Operations for the Years and Three Months Ended December 31, 2002 and 2001; (ii) Statements of Income, as adjusted, for the Years and Three Months Ended December 31, 2002 and 2001; (iii) Balance Sheet as of December 31, 2002 and 2001; (iv) Summarizing Operating Data by Segment for the Years and Three Months Ended December 31, 2002 and 2001; and (v) Summarizing Operating Data by Segment, as adjusted, for the Years and Three Months Ended December 31, 2002 and 2001.

        On May 1, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 12 under Item 9 of Form 8-K, furnishing the Company's press release announcing its financial results for the quarter ended March 31, 2003, and stock repurchase plans and furnishing the following financial statements: (i) Statements of Income for the Three Months Ended March 31, 2003 and 2002; (ii) Balance Sheet as of March 31, 2003 and December 31, 2002; (iii) Summarizing Operating Data by Segment for the Three Months Ended March 31, 2003 and 2002; and (iv) Other Data as of March 31, 2003 and December 31, 2002.

        On May 15, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 9 of Form 8-K, regarding the submission of certificates to the Securities and Exchange Commission by Robert E. Sulentic, Chief Executive Officer, and Derek R. McClain, Chief Financial Officer, relating to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAMMELL CROW COMPANY
By:	/s/ DEREK R. MCCLAIN Derek R. McClain Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)

Date: August 14, 2003

Exhibit Index

Number Exhibit	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(2)	Bylaws of the Company
3.2.1(3)	First Amendment to the Bylaws of the Company
3.2.1(4)	Second Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

(2)
Previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

(3)
Previously filed as Exhibit 3.2.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000, and incorporated herein by reference.

(4)
Previously filed as Exhibit 3.2.2 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2003, and incorporated herein by reference.

(5)
Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1/A (File Number 333-34859) filed with the Securities and Exchange Commission on October 23, 1997 and incorporated herein by reference.

QuickLinks

TRAMMELL CROW COMPANY AND SUBSIDIARIES INDEX
  PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data) (Unaudited)
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Six Months ended June 30, 2003 (Unaudited) and Year ended December 31, 2002 (in thousands, except share data)
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)
TRAMMELL CROW COMPANY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2003 (in thousands, except share and per share data) (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
  PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit Index