Form 10-Q
period 2003-09-30
TRAMMELL CROW CO
filed 2003-11-14
CIK 1022438

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

        There were 36,817,533 shares of the registrant's common stock outstanding as of November 7, 2003.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
INDEX

		Page Number
PART I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002 (unaudited)	4
	Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2003 (unaudited) and the year ended December 31, 2002	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2003 and 2002 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	Other Information
Item 1.	Legal Proceedings	36
Item 6.	Exhibits and Reports on Form 8-K	36

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$66,912	$78,005
Restricted cash	7,971	8,921
Accounts receivable, net of allowance for doubtful accounts of $3,254 in 2003 and $4,663 in 2002	85,682	116,316
Receivables from affiliates	16,354	3,838
Notes and other receivables	11,269	14,806
Income taxes recoverable	1,143	—
Deferred income taxes	3,097	3,654
Real estate under development	16,610	2,299
Real estate and other assets held for sale	37,395	55,682
Other current assets	17,856	8,498

Total current assets	264,289	292,019
Furniture and equipment, net	18,858	23,172
Deferred income taxes	20,524	20,904
Real estate under development	39,811	50,466
Real estate held for investment	92,210	66,892
Investments in unconsolidated subsidiaries	64,113	71,463
Goodwill, net	74,340	74,178
Other assets	19,964	22,972

	$594,109	$622,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,260	$20,175
Accrued expenses	91,567	105,095
Payables to affiliates	19	—
Income taxes payable	—	3,121
Current portion of long-term debt	1,081	70
Current portion of capital lease obligations	1,554	2,989
Current portion of notes payable on real estate	68,203	28,854
Liabilities related to real estate and other assets held for sale	26,509	40,267
Other current liabilities	8,935	8,124

Total current liabilities	215,128	208,695
Long-term debt, less current portion	10,016	19,000
Capital lease obligations, less current portion	191	658
Notes payable on real estate, less current portion	22,731	45,402
Other liabilities	5,908	86

Total liabilities	253,974	273,841
Minority interest	29,897	39,871
Stockholders' equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,783,595 shares issued and 36,762,533 shares outstanding in 2003, and 36,227,820 shares issued and 36,179,173 shares outstanding in 2002	377	362
Paid-in capital	192,074	178,977
Retained earnings	136,432	130,874
Accumulated other comprehensive income (loss)	354	(589)
Less: Treasury stock	(9,265)	(464)
Unearned stock compensation, net	(9,734)	(806)

Total stockholders' equity	310,238	308,354

	$594,109	$622,066

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
		(restated)		(restated)
REVENUES
Corporate Services:
Facilities management	$50,155	$58,057	$155,071	$174,154
Corporate advisory services	30,948	27,889	83,264	74,458
Project management services	16,111	14,266	46,442	43,262

	97,214	100,212	284,777	291,874
Institutional Services:
Property management	36,120	35,808	109,558	112,258
Brokerage	20,609	23,297	61,707	69,441
Construction management	2,508	2,091	7,292	6,844

	59,237	61,196	178,557	188,543
Development and construction	10,234	10,258	27,765	36,609

	166,685	171,666	491,099	517,026
Gain on disposition of real estate	358	5,611	5,199	10,678
Other	229	212	1,064	853

	167,272	177,489	497,362	528,557
COSTS AND EXPENSES
Salaries, wages and benefits	110,020	111,872	331,975	349,031
Commissions	23,826	22,320	63,975	60,559
General and administrative	26,525	31,245	85,023	94,937
Depreciation and amortization	3,934	4,414	13,387	13,636
Interest	1,558	2,538	5,769	7,823

	165,863	172,389	500,129	525,986

Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	1,409	5,100	(2,767)	2,571
Income tax (expense) benefit	(624)	(2,309)	1,207	(1,198)
Minority interest, net of income tax (expense) benefit of $(453), $219, $(1,484) and $(720)	598	(308)	1,919	887
Income from investments in unconsolidated subsidiaries, net of income tax (expense) of $(410), $(398), $(3,804) and $(3,691)	567	386	4,916	4,585

Income from continuing operations	1,950	2,869	5,275	6,845
Income (loss) from discontinued operations, net of income tax (expense) benefit of $135, $(706), $(561) and $(677)	(167)	862	724	826

Net income	$1,783	$3,731	$5,999	$7,671

Income per share from continuing operations:
Basic	$0.05	$0.08	$0.15	$0.20

Diluted	$0.05	$0.08	$0.14	$0.19

Income per share from discontinued operations, net of income taxes:
Basic	$—	$0.02	$0.02	$0.02

Diluted	$—	$0.02	$0.02	$0.02

Net income per share:
Basic	$0.05	$0.10	$0.17	$0.22

Diluted	$0.05	$0.10	$0.16	$0.21

Weighted average common shares outstanding:
Basic	35,265,354	35,885,365	35,655,077	35,676,667
Diluted	36,681,330	36,812,311	36,668,488	36,841,749

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months ended September 30, 2003 (Unaudited) and Year ended December 31, 2002
(in thousands, except share data)

	Common Shares					Accumulated Other Comprehensive Income (Loss)
			Common Stock Par Value	Paid-In Capital	Retained Earnings		Treasury Stock	Unearned Stock Compensation
	Issued	Treasury							Total
Balance at January 1, 2002	35,879,515	295,092	$359	$176,354	$115,084	$(1,331)	$(2,951)	$(1,392)	$286,123
Net income	—	—	—	—	16,653	—	—	—	16,653
Issuance of restricted stock	30,000	—	—	417	—	—	—	(417)	—
Forfeiture of restricted stock	—	41,614	—	(96)	—	—	(398)	163	(331)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	840	840
Issuance of common stock	318,305	(288,059)	3	2,302	(863)	—	2,885	—	4,327
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,208	—	—	1,208
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	(466)	—	—	(466)

Balance at December 31, 2002	36,227,820	48,647	362	178,977	130,874	(589)	(464)	(806)	308,354
Net income	—	—	—	—	5,999	—	—	—	5,999
Issuance of restricted stock	1,413,000	(162,000)	14	12,004	—	—	1,470	(13,488)	—
Forfeiture of restricted stock	—	236,779	—	(23)	—	—	(1,986)	1,806	(203)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	2,754	2,754
Issuance of common stock	142,775	(236,764)	1	1,116	(441)	—	2,150	—	2,826
Stock repurchase	—	1,134,400	—	—	—	—	(10,435)	—	(10,435)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	606	—	—	606
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	337	—	—	337

Balance at September 30, 2003	37,783,595	1,021,062	$377	$192,074	$136,432	$354	$(9,265)	$(9,734)	$310,238

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
		(restated)
Operating activities
Cash flows from earnings:
Net income	$5,999	$7,671
Reconciliation of net income to net cash provided by earnings:
Depreciation and amortization	13,391	13,636
Amortization of employment contracts and unearned stock compensation	3,673	2,016
Amortization of contract intangibles	1,554	2,190
Bad debt expense	1,696	1,711
Writedowns due to impairment of intangibles	—	1,149
Provision for losses and writedowns for impairment on real estate	3,052	—
Minority interest	(3,403)	(1,608)
Deferred income tax benefit	257	1,356
Change in fair value of interest rate swap agreement	—	371
Income from investments in unconsolidated subsidiaries	(8,720)	(8,276)

Net cash provided by earnings	17,499	20,216
Changes in operating assets and liabilities:
Restricted cash	950	—
Accounts receivable	29,077	50,722
Receivables from affiliates	(12,516)	(2,219)
Notes receivable and other assets	(5,274)	6,571
Real estate held for sale and under development	(17,152)	(9,588)
Notes payable on real estate held for sale and under development	12,769	11,095
Accounts payable and accrued expenses	(16,763)	(27,217)
Payables to affiliates	19	(1,562)
Income taxes payable/recoverable	(4,264)	(5,250)
Other liabilities	7,194	(3,321)

Net cash flows (outlays) from changes in working capital	(5,960)	19,231

Net cash provided by operating activities	11,539	39,447

Investing activities
Expenditures for furniture and equipment	(5,874)	(3,125)
Additions to real estate held for investment	(10,034)	—
Investments in unconsolidated subsidiaries	(1,040)	(5,816)
Distributions from unconsolidated subsidiaries	17,294	13,106

Net cash provided by investing activities	346	4,165

Financing activities
Principal payments on long-term debt and capital lease obligations	(83,580)	(197,799)
Proceeds from long-term debt	72,823	166,115
Contributions from minority interest	2,644	4,647
Distributions to minority interest	(8,958)	(7,681)
Proceeds from notes payable on real estate held for investment	4,977	—
Payments on notes payable on real estate held for investment	(3,275)	—
Proceeds from exercise of stock options	463	1,393
Proceeds from issuance of common stock	2,363	2,564
Purchase of common stock	(10,435)	—

Net cash used in financing activities	(22,978)	(30,761)

Net (decrease) increase in cash and cash equivalents	(11,093)	12,851
Cash and cash equivalents, beginning of period	78,005	38,059

Cash and cash equivalents, end of period	$66,912	$50,910

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$1,783	$3,731	$5,999	$7,671
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $29 and $451 in the three and nine months ended September 30, 2003, respectively, and $429 and $488 in the three and nine months ended September 30, 2002, respectively	37	574	606	658
Change in fair value of interest rate swap agreement, net of tax expense (benefit) of $0 and $229 in the three and nine months ended September 30, 2003, respectively, and $(58) and $(457) in the three and nine months ended September 30, 2002, respectively	—	(86)	337	(672)

Comprehensive income	$1,820	$4,219	$6,942	$7,657

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
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

Restatement

        The Company has restated its condensed consolidated financial statements for the three and nine months ended September 30, 2002, to conform to the presentation for the three months and year ended December 31, 2002, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003. The reclassifications and adjustments noted in the Form 10-K had no impact on net income, earnings per share or stockholders' equity in any period. These reclassifications and adjustments included the elimination of intercompany transactions and a change in the financial statement presentation of income from investments in unconsolidated subsidiaries and minority interest from components of revenue and costs and expenses, respectively, to single line items, net of income taxes. In addition, the Company reclassified certain revenues and expenses as a result of the application of the provisions of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, and EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products.

Reclassifications

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), certain assets and liabilities at December 31, 2002, and certain revenues and expenses for the six months ended June 30, 2003, and the three and nine months ended September 30, 2002, have been reclassified to conform to the presentation at and for the three months ended September 30, 2003 (see Notes 7 and 9). As a result, certain balances differ from the amounts reported in previously filed documents.

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

Earnings Per Share

        The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 2003, include 1,415,976 and 1,013,411 shares, respectively, to reflect the dilutive effect of unvested restricted stock and options to purchase shares of common stock. The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 2002, include 926,946 and 1,165,082 shares, respectively, to reflect the dilutive effect of unvested restricted stock and options to purchase shares of common stock.

Stock-Based Compensation

        The Company has elected to use the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation arrangements. Compensation expense for stock options is recognized to the extent the market price of the underlying stock on the date of grant exceeds the exercise price of the option. The Company recognizes compensation expense related to restricted stock awards over the vesting period of the underlying award in an amount equal to the fair market value of the Company's stock on the date of grant.

        Pro forma information regarding net income and net income per share, shown in the table below, has been determined as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$1,783	$3,731	$5,999	$7,671
Add: Stock-based employee compensation expense included in net income, net of related tax effects	607	64	1,449	285
Deduct: Stock-based employee compensation expense (income) determined under fair value based method for all awards, net of related tax effects	941	(1,926)	3,062	(1,254)

Pro forma net income	$1,449	$5,721	$4,386	$9,210

Net income per share:
Basic—as reported	$0.05	$0.10	$0.17	$0.22

Basic—pro forma	$0.04	$0.16	$0.12	$0.26

Net income per share:
Diluted—as reported	$0.05	$0.10	$0.16	$0.21

Diluted—pro forma	$0.04	$0.16	$0.12	$0.25

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. As required, the Company has applied the provisions of FIN 46 to entities formed after January 31, 2003. In October 2003, the FASB deferred application of FIN 46 to entities formed prior to February 1, 2003, until the three months ended December 31, 2003. Therefore, the Company will apply the provisions of FIN 46 to such entities in the three months ending December 31, 2003. The Company is in process of evaluating its interests in entities formed prior to February 1, 2003, under the current provisions of FIN 46. The Company believes that although it does have interests in "variable interest entities," it will not be required to change its accounting method for such interests assuming the provisions of FIN 46 are not further amended prior to implementation (see Note 3).

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company's financial statements for the three months ended September 30, 2003. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. Due to the complexities involved, the Company is still in the process of completing its calculations of the settlement value of these non-controlling interests. As such, the Company cannot yet estimate or disclose the estimate of such settlement value. The Company believes that the settlement values of these non-controlling interests are likely to be greater than their related book values (included in minority interest) at September 30, 2003, because the estimated fair values of the assets of the underlying entities are likely to be greater than their book values. The ultimate settlement value will be dependent upon the fair value of the assets upon liquidation of the underlying entity, and ultimately the non-controlling interests will be settled with the proceeds from such liquidation rather than from other assets of the Company.

2. Real Estate

        All real estate is included in the Company's Development and Investment segment (see Note 12). At September 30, 2003, and December 31, 2002, real estate owned by the Company consists of the following:

	September 30, 2003	December 31, 2002
Real estate under development (current)	$16,610	$2,299
Real estate included in assets held for sale (see Note 7)(1)	36,854	54,516
Real estate under development (non-current)	39,811	50,466
Real estate held for investment(2)	92,210	66,892

	$185,485	$174,173

(1)
Net of allowances of $795 and $539 at September 30, 2003, and December 31, 2002, respectively.

(2)
Net of accumulated depreciation of $747 and $0 at September 30, 2003 and December 31, 2002, respectively.

        In the nine months ended September 30, 2003, the Company recorded provisions for losses on real estate (included in general and administrative expenses in the consolidated statement of income) of $1,650 to increase the allowances on real estate held for sale to reflect assets at fair value less cost to sell. There were no such provisions recorded in the nine months ended September 30, 2002. In addition, during the nine months ended September 30, 2003, the Company recorded writedowns for impairment of real estate (not classified as held for sale at the time of such writedowns) totaling $1,402, which is included in general and administrative expenses in the consolidated statement of income. The provisions primarily reflect a writedown for impairment related to a single tenant office/industrial real estate project. The non-recourse note payable relating to the real estate project has matured and subsequent to September 30, 2003, the Company conveyed the underlying property to the lender to satisfy the note. The fair value of the asset was determined based on a discounted cash flow projection. There were no such writedowns recorded in the nine months ended September 30, 2002.

        In the nine months ended September 30, 2003, the Company sold its 50% partnership interest in a consolidated subsidiary to the other partner in the partnership for a net sales price of $1,032. The transaction resulted in a non-cash decrease in real estate and other assets held for sale of $11,004 (accounts receivable of $4 and real estate of $11,000), a decrease in cash (included in real estate and other assets held for sale) of $92, and a non-cash reduction in liabilities related to real estate and other assets held for sale of $11,804 (decrease in accounts payable of $61, increase in accrued expenses of $164 and a decrease in notes payable on real estate of $11,907), and a non-cash increase in minority interest of $210. The Company recognized a gain on disposition of $1,530 as a result of this transaction.

        During the nine months ended September 30, 2002, upon substantial completion of two real estate projects under development, the Company and outside partners contributed a total of $2,703 and $30,398, respectively, to the Company's consolidated real estate subsidiaries owning such projects. The funds were used to pay off debt totaling $33,101, and the Company was released from its guarantees of such debt. As it no longer exercised control over the entities, during the nine months ended September 30, 2002, the Company began using the equity method of accounting for these two real estate subsidiaries, resulting in a non-cash reduction of real estate held for sale totaling $33,776 and a non-cash increase in investments in unconsolidated subsidiaries totaling $675. Also during the nine months ended September 30, 2002, the Company contributed its interest in a real estate project to a new partnership owned 48% by the Company, 32% by a non-wholly-owned partnership controlled and consolidated by the Company and 20% by partners unrelated to the Company. Because the unrelated partners control the new partnership, the Company accounts for its interest in this partnership as an equity method investment. The transaction resulted in a non-cash reduction in real estate held for sale totaling $23,711, a non-cash reduction in notes payable on real estate held for sale totaling $9,400, a non-cash reduction in accrued interest totaling $795, a non-cash increase in investment in unconsolidated subsidiaries totaling $18,310, and a non-cash increase in minority interest totaling $4,000. Additionally, during the nine months ended September 30, 2002, the partnership agreement of a real estate partnership that was consolidated by the Company was amended, eliminating the Company's control of the partnership. As it no longer exercised control over the partnership, the Company began using the equity method of accounting for this real estate subsidiary, resulting in a non-cash reduction in real estate held for sale of $15,931, a non-cash reduction in notes payable on real estate held for sale of $10,821, a non-cash increase in investments in unconsolidated subsidiaries of $1,591, and a non-cash reduction in minority interest of $3,710. No gains or losses were recognized on these transactions.

3. Investments in Unconsolidated Subsidiaries

        Investments in unconsolidated subsidiaries consist of the following:

	September 30, 2003	December 31, 2002
Real estate	$38,094	$45,433
Other	26,019	26,030

	$64,113	$71,463

        The Company owns approximately 10% of the outstanding stock of Savills plc ("Savills"), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia. The investment is classified as an "other" investment in the table above.

        Because the Company has not yet completed its analysis of its investments in entities formed prior to February 1, 2003, under the provisions of FIN 46, it cannot reasonably estimate its maximum exposure to loss with respect to its involvement with variable interest entities. Under the current provisions of FIN 46, the Company believes that its maximum exposure to loss as a result of its involvement with variable interest entities would be limited to the amount of its investments in such entities plus any commitments to contribute additional capital, plus the amount of any guarantees of debt of the underlying investments. Variable interest entities for which the Company is not the primary beneficiary would be accounted for on the equity or cost method. The Company's maximum exposure to loss with respect to all of its investments accounted for on the equity or cost method is the amount of its investments (as noted in the table above), plus commitments to contribute additional capital and the amount of any guarantees of debt of the underlying investments, both of which are disclosed in Note 11.

        Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Real Estate:
Total revenues	$13,272	$11,194	$59,399	$46,367
Total expenses	9,236	7,541	29,899	28,367

Net income	$4,036	$3,653	$29,500	$18,000

Other:
Total revenues	$119,023	$99,453	$309,543	$289,532
Total expenses	110,354	94,040	291,698	278,290

Net income	$8,669	$5,413	$17,845	$11,242

Total:
Total revenues	$132,295	$110,647	$368,942	$335,899
Total expenses	119,590	101,581	321,597	306,657

Net income	$12,705	$9,066	$47,345	$29,242

4. Accrued Expenses

        Accrued expenses consist of the following:

	September 30, 2003	December 31, 2002
Payroll and bonuses	$36,692	$43,180
Commissions	25,590	33,260
Development costs	13,168	12,262
Deferred income	4,443	3,294
Interest	1,610	911
Restructuring charges (see Note 13)	1,978	2,609
Other	9,082	10,155

	92,563	105,671
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale (see Note 7)	(996)	(576)

	$91,567	$105,095

5. Long-Term Debt

        Long-term debt consists of the following:

	September 30, 2003	December 31, 2002
Borrowings under $150,000 line of credit with a bank (the "Credit Facility")	$10,000	$19,000
Borrowings under a £3,900 short-term borrowing facility with a bank (the "European Facility")	—	—
Other	1,097	70

Total long-term debt	11,097	19,070
Less current portion of long-term debt	1,081	70

	$10,016	$19,000

        The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends, repurchase common shares, or make other distributions on account of its common stock exceeding 50% of the previous year's net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. At September 30, 2003, the Company is in compliance with all covenants of the Credit Facility.

        The covenants associated with the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $150,000 commitment. At September 30, 2003, the Company has unused borrowing capacity of $104,503 (taking into account letters of credit and borrowings outstanding and limitations from certain financial covenants) under its Credit Facility.

6. Notes Payable on Real Estate

        The Company has loans secured by real estate (the majority of which are construction loans) consisting of the following:

	September 30, 2003	December 31, 2002
Current portion of notes payable on real estate	$68,203	$28,854
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 7)	25,437	39,551

Total notes payable on real estate, current portion	93,640	68,405
Notes payable on real estate, non-current portion	22,731	45,402

Total notes payable on real estate	$116,371	$113,807

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

        At September 30, 2003, $2,875 of the current portion and $6,326 of the non-current portion of notes payable on real estate are recourse to the Company. With respect to a project to which $2,413 of the non-current recourse obligation relates, the Company has an agreement with an institutional investor to purchase the project upon completion, the proceeds of which will be used to repay the related note payable.

7. Real Estate and Other Assets Held for Sale and Related Liabilities

        Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the "held for sale" criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company's balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at September 30, 2003, that were not classified as such at December 31, 2002, have been reclassified to real estate and other assets held for sale in the Company's balance sheet as of December 31, 2002.

        Real estate and other assets held for sale and related liabilities are as follows:

	September 30, 2003	December 31, 2002
Assets:
Cash and cash equivalents	$—	$92
Accounts receivable, net of allowance for doubtful accounts	—	143
Notes and other receivables	23	267
Real estate held for sale (see Note 2)	36,854	54,516
Other current assets	354	400
Other assets	164	264

Total real estate and other assets held for sale	37,395	55,682
Liabilities:
Accounts payable	—	59
Accrued expenses (see Note 4)	996	576
Notes payable on real estate held for sale (see Note 6)	25,437	39,551
Other current liabilities	76	81

Total liabilities related to real estate and other assets held for sale	26,509	40,267

Net real estate and other assets held for sale	$10,886	$15,415

8. Stockholders' Equity

        A summary of the Company's stock option activity for the nine months ended September 30, 2003, is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $9.74 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2002	1,017,395	3,295,486	2,285,885	165,447	6,764,213
Granted	—	153,314	—	—	153,314
Exercised	(60,746)	(20,000)	—	—	(80,746)
Forfeited	—	(181,875)	(167,930)	(13,708)	(363,513)

September 30, 2003	956,649	3,246,925	2,117,955	151,739	6,473,268

Options exercisable at September 30, 2003	956,649	1,675,383	2,081,288	151,739	4,865,059

9. Gain on Disposition of Real Estate and Discontinued Operations

        During the nine months ended September 30, 2003, the Company sold six real estate projects for an aggregate sales price of $7,240 (including a note receivable of $230 from a buyer of one project), resulting in an aggregate gain on disposition of $4,860. In one other transaction, the Company recognized $339 of deferred gain from a disposition in a prior period. During the nine months ended September 30, 2002, the Company sold 15 real estate projects for an aggregate net sales price of $58,389, resulting in an aggregate gain on disposition of $9,422. In two other transactions, the Company recognized an aggregate of $1,256 of deferred gain resulting from dispositions in prior periods.

        The Company's discontinued operations include the operations and gains on disposition of real estate projects held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2001, that are considered "components of an entity" as defined by FAS 144 and for which the Company does not have or expect to have any significant involvement in the operations of the project after the disposal. As required by FAS 144, certain revenues and expenses for the six months ended June 30, 2003 and the three and nine months ended September 30, 2002, have been reclassified to conform to the presentation for the three months ended September 30, 2003.

        In the nine months ended September 30, 2003, the Company sold two real estate projects that were considered discontinued operations under FAS 144. The aggregate sales price for these two projects was $12,380, and the Company recognized an aggregate gain on disposition of $1,747. In the nine months ended September 30, 2002, the Company sold one real estate project that was considered a discontinued operation under FAS 144. The aggregate sales price for this project was $3,774, and the Company recognized an aggregate gain on disposition of $1,517. The aggregate gain on disposition related to these projects has been separately reported as discontinued operations, net of applicable income taxes.

        The components of discontinued operations for the three and nine months ended September 30, 2003 and 2002, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Development and construction	$9	$168	$131	$168
Gain on disposition of real estate	—	1,517	1,747	1,517
Other	—	—	24	—

	9	1,685	1,902	1,685
Expenses:
Salaries, wages and benefits	—	—	55	—
Commissions	—	—	197	—
General and administrative	100	87	136	152
Depreciation and amortization	—	—	4	—
Interest	211	30	225	30

	311	117	617	182

Income (loss) from discontinued operations, before income taxes	(302)	1,568	1,285	1,503
Income tax benefit (expense)	135	(706)	(561)	(677)

Income (loss) from discontinued operations, net of income taxes	$(167)	$862	$724	$826

10. Financial Instruments

        As required under the Company's Credit Facility, the Company has entered into various interest rate agreements to manage market risks related to changes in interest rates. The Company's participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes.

        On March 24, 2001, an existing interest rate swap agreement was renewed for a 24-month period ending March 24, 2003, with a notional amount of $150,000. This interest rate swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company's variable rate debt. Under the interest rate swap agreement, if the actual LIBOR-based rate was less than the specified fixed interest rate, the Company was obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate was greater than the specified fixed interest rate, the differential interest amount was paid to the Company and recorded as a reduction of interest expense. The weighted average receive rate under the interest rate swap agreement for the three months ended March 31, 2003, was 1.37%. The weighted average receive rates for the three and nine months ended September 30, 2002, were 1.83% and 1.84%, respectively. In connection with this agreement, the Company recorded incremental interest expense, excluding the liability reduction described below, of $567 for the three months ended March 31, 2003 and $209 and $373 for the three and nine months ended September 30, 2002, respectively. Since the interest rate swap agreement expired on March 24, 2003, there was no interest expense recorded in the six months ended September 30, 2003.

        Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. For the period from January 1, 2001 through October 31, 2001, $4,809 was charged to expense due to a change in fair value of the interest rate swap agreement. As of November 1, 2001, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), the Company designated the interest rate swap agreement as a cash flow hedge of the Company's variable interest flow exposure, and began assessing effectiveness of the cash flow hedge in accordance with the hypothetical derivative method of FAS 133 Implementation Issue G7. The hypothetical derivative method captured the impact of the $4,809 swap liability already existing at November 1, 2001, as future hedge ineffectiveness of the newly designated hedge relationship because the liability originated from interest rate movements prior to the application of hedge accounting. Accordingly, changes in fair value of the interest rate swap agreement attributable solely to the passage of time and payments made to settle the liability serve to reduce the liability, therefore benefiting net income in future periods. During the three months ended March 31, 2003, the Company recorded $588 of payments against its liability that would have been recorded to interest expense had the interest rate swap agreement been designated as a hedge since its inception. During the three and nine months ended September 30, 2002, the Company recorded $883 and $2,853, respectively, of payments against its liability that would have been recorded to interest expense. Changes in the fair value of the interest rate swap agreement attributable to changes in benchmark market interest rates represented the effective portion of the hedge relationship and were recorded in other comprehensive income in accordance with FAS 133. Any hedge ineffectiveness was recorded in current period earnings. The interest rate swap agreement expired on March 24, 2003, therefore the liability balance is zero at September 30, 2003.

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

        In September 2003, the Company entered into an interest rate cap agreement in order to fulfill the interest rate agreement requirement under the Company's Credit Facility. The notional amount of the interest rate cap agreement is $10,000 and the Company will receive payments if the 30-day LIBOR-based interest rate exceeds 1.3%. The interest rate cap agreement has been designated as an effective hedge and, to the extent the hedging relationship remains effective, changes in the fair value of the interest cap agreement will be recorded in other comprehensive income. The interest rate cap agreement expires on December 24, 2003, and has no fair market value at September 30, 2003.

        In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11,400 and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. As of September 30, 2003, amounts recorded by the Company related to this interest rate cap agreement were not material.

        Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company's long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

11. Commitments and Contingencies

        In the first quarter of 2003, the Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others ("FIN 45"). The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company did not issue or modify any guarantees in the first nine months of 2003 that were required to be recorded at fair value in the Company's financial statements.

        At September 30, 2003, the Company has guaranteed repayment of a maximum of $66,845 of real estate notes payable of its unconsolidated subsidiaries of which $47,752 of the underlying notes payable is outstanding as of September 30, 2003. These notes are secured by the underlying real estate and have maturity dates through March 2006. With respect to two of the projects to which these guarantees relate, the Company either has agreements with institutional or investment grade investors to contribute capital to the project upon completion, the proceeds of which will be used to repay the related note payable, or has leases with or guaranteed by investment grade companies, which management believes mitigates its risk of incurring any future liability under the guarantees. The aggregate outstanding amount the Company has guaranteed with respect to these two projects totals $40,402 at September 30, 2003.

        With respect to a note payable of an unconsolidated subsidiary, the Company has a guaranty related to funds disbursed to such subsidiary out of an escrow account established upon the inception of the underlying note in 2002. The escrow was established to fund costs related to tenant improvements and leasing commissions for the underlying real estate project. As funds are disbursed to the project, the Company guarantees to the lender the amount of the disbursement until certificates of occupancy evidencing completion of tenant improvements or evidence of completion of leasing transactions are received by the lender, at which time the Company is released from its guaranty. The maximum amount of the guaranty is $9,604, of which $2,794 is outstanding at September 30, 2003. The Company does not expect to make any payments under this guaranty.

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

        At September 30, 2003, the Company has outstanding letters of credit totaling $19,271, of which $5,044 collateralizes amounts recorded in other current liabilities and $2,953 collateralizes a portion of the Company's guarantee of real estate notes payable of an unconsolidated subsidiary, included in guarantees described above. The letters of credit expire at varying dates through January 2005.

        In addition, at September 30, 2003, the Company has numerous completion and budget guarantees relating to development projects. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has "guaranteed maximum price" contracts with reputable general contractors, which are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

        From time to time, the Company is involved in litigation matters that arise in the ordinary course of its business, some of which involve claims for damages which are substantial in amount. The ultimate liability for these matters cannot be determined. However, based on the information currently available, the Company does not believe that the resolution of any such matters to which it is currently a party will have a material adverse effect on the Company's results of operations, financial condition or liquidity.

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

        Virtually all of the Company's revenues are from customers located in the United States. For the three and nine months ended September 30, 2003, one individual customer accounts for $17,897, or 11%, and $54,319, or 11%, respectively, of the Company's consolidated revenues. Revenues from this customer are included primarily in the Company's Global Services segment. No individual customer accounted for more than 10% of the Company's consolidated revenues in 2002.

        Summarized financial information for reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(restated)		(restated)
Global Services:
Total revenues	$156,448	$161,676	$465,095	$481,207
Costs and expenses(1)	151,786	156,367	454,180	476,328

Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	4,662	5,309	10,915	4,879
Minority interest, before income taxes	226	210	488	2,668
Income from investments in unconsolidated subsidiaries, before income taxes	875	111	1,465	1,612

Income from continuing operations, before income taxes	5,763	5,630	12,868	9,159
Income from discontinued operations, before income taxes	—	79	253	79

Income before income taxes	$5,763	$5,709	$13,121	$9,238

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(restated)		(restated)
Development and Investment:
Total revenues	$10,824	$15,813	$32,267	$47,350
Costs and expenses(1)	14,077	16,022	45,949	49,658

Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(3,253)	(209)	(13,682)	(2,308)
Minority interest income (expense), before income taxes	825	(737)	2,915	(1,061)
Income from investments in unconsolidated subsidiaries, before income taxes	102	673	7,255	6,664

Income (loss) from continuing operations, before income taxes	(2,326)	(273)	(3,512)	3,295
Income (loss) from discontinued operations, before income taxes	(302)	1,489	1,032	1,424

Income (loss) before income taxes	$(2,628)	$1,216	$(2,480)	$4,719

Total:
Total revenues	$167,272	$177,489	$497,362	$528,557
Costs and expenses(1)	165,863	172,389	500,129	525,986

Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	1,409	5,100	(2,767)	2,571
Minority interest income (expense), before income taxes	1,051	(527)	3,403	1,607
Income from investments in unconsolidated subsidiaries, before income taxes	977	784	8,720	8,276

Income from continuing operations, before income taxes	3,437	5,357	9,356	12,454
Income (loss) from discontinued operations, before income taxes	(302)	1,568	1,285	1,503

Income before income taxes	$3,135	$6,925	$10,641	$13,957

	September 30, 2003	December 31, 2002
Total Assets:
Global Services	$255,431	$253,018
Development and Investment	338,678	369,048

Total consolidated assets	$594,109	$622,066

(1)
Costs and expenses for the three and nine months ended September 30, 2003, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $678 and $2,720 related to the Global Services segment and $630 and $953 related to the Development and Investment segment, respectively. Costs and expenses for the three and nine months ended September 30, 2002, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $577 and $1,903 related to the Global Services segment and $23 and $113 related to the Development and Investment segment, respectively.

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

        No restructuring charges were incurred or recorded in the nine months ended September 30, 2003 or 2002. Activity related to the Company's lease obligations and related costs included in restructuring accruals for the nine months ended September 30, 2003, is as follows:

Balance at December 31, 2002	$2,609
Cash payments	631

Balance at September 30, 2003	$1,978

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

15. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below:

	Nine Months Ended September 30,
	2003	2002
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$11,479	$236
Capital lease obligations	882	947
Recognition of deferred gains related to dispositions of real estate in previous periods	339	1,256
Writeoff of fixed assets against prior year reserve	—	876
Conversion to equity of note payable to minority shareholder of consolidated joint venture	—	2,406

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

        Within the Development and Investment segment, encompassing approximately 170 FTE employees, the Company provides development services to both institutional and corporate customers and performs other development activities—both those pursuant to which the Company takes an ownership position in a project and those pursuant to which the Company provides development services to others in exchange for fees. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for institutional customers and fee development and build-to-suit projects for corporate customers, including those in higher education and healthcare. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is positioned to pursue and execute new development business, particularly programmatic business with the Company's large customers, and exploit niche market opportunities.

Results of Operations—Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), certain revenues and expenses for the six months ended June 30, 2003 and the three and nine months ended September 30, 2002, have been reclassified to conform to the presentation for the three months ended September 30, 2003. As a result, certain balances differ from the amounts reported in previously filed documents. See Income (Loss) from Discontinued Operations, Net of Income Taxes, below, for additional information.

        Revenues.    The Company's total revenues decreased $10.2 million, or 5.7%, to $167.3 million for the three months ended September 30, 2003, and decreased $31.2 million, or 5.9%, to $497.4 million for the nine months ended September 30, 2003, from comparable periods in the prior year.

        Facilities management revenue, which represented 30.0% and 31.2% of the Company's total revenue for the three and nine months ended September 30, 2003, respectively, decreased $7.9 million, or 13.6%, to $50.2 million for the three months ended September 30, 2003, and decreased $19.1 million, or 11.0%, to $155.1 million for the nine months ended September 30, 2003, from comparable periods in the prior year. The decrease was primarily due to the Company's exit from certain unprofitable contracts and the loss of other customers during 2002 and the first half of 2003, including certain customer relationships terminated as part of the Company's wind-down of its centralized call center operations. Reimbursement of salaries, wages, benefits, and out-of-pocket general and administrative costs, a component of facilities management revenue, decreased $3.8 million and $8.4 million in the three and nine months ended September 30, 2003, respectively, compared to the comparable periods in 2002. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

        Corporate advisory services revenue, which represented 18.5% and 16.7% of the Company's total revenue for the three and nine months ended September 30, 2003, respectively, increased $3.0 million, or 10.8%, to $30.9 million for the three months ended September 30, 2003, and increased $8.8 million, or 11.8%, to $83.3 million for the nine months ended September 30, 2003, from comparable periods in the prior year. In general, transaction volume and transaction values have remained at depressed levels from historical peak activity as a result of continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy. However, in the second and third quarters of 2003, the Company was successful in closing several significant tenant representation transactions and other transactions on behalf of its corporate customers, which contributed to its improved 2003 revenues.

        Revenue from project management services totaled $16.1 million and $46.4 million and represented 9.6% and 9.3%, respectively, of the Company's total revenue for the three and nine months ended September 30, 2003, respectively. These revenues increased $1.8 million, or 12.6%, for the three months ended September 30, 2003, and increased $3.1 million, or 7.2%, for the nine months ended September 30, 2003, from comparable periods in the prior year. The revenue growth was primarily due to the addition of new customers and the expansion of services provided to existing customers. The growth was partially offset by the sale of a majority of the operations of Trammell Crow Savills Asia-Pacific in the fourth quarter of 2002.

        Property management revenue, which represented 21.6% and 22.0% of the Company's total revenue for the three and nine months ended September 30, 2003, respectively, increased $0.3 million, or 0.8%, to $36.1 million for the three months ended September 30, 2003, and decreased $2.7 million, or 2.4%, to $109.6 million for the nine months ended September 30, 2003, from comparable periods in the prior year. While revenue remained relatively flat for the quarter, the decrease for the nine months ended September 30, 2003, was primarily the result of the Company's sale of its mall management business to an affiliate of Faison Enterprises, Inc. (the "Faison Sale") in the first quarter of 2002.

        Brokerage revenue, which represented 12.3% and 12.4% of the Company's total revenue for the three and nine months ended September 30, 2003, respectively, decreased $2.7 million, or 11.6%, to $20.6 million for the three months ended September 30, 2003, and decreased $7.7 million, or 11.1%, to $61.7 million for the nine months ended September 30, 2003, from comparable periods in the prior year. The decrease is primarily due to a reduction in project leasing transaction volume and transaction values as a result of continuing reluctance on the part of tenants to make new real estate commitments due to the downturn in the economy and uncertain economic outlook. The economic downturn has resulted in a decreased demand for commercial space.

        Construction management revenues totaled $2.5 million and $7.3 million for the three and nine months ended September 30, 2003, respectively, and represented 1.5% of the Company's total revenue in both periods. These revenues increased $0.4 million, or 19.0%, for the three months ended September 30, 2003, and increased $0.5 million, or 7.4%, for the nine months ended September 30, 2003, from comparable periods in the prior year. Construction management revenue is generated from services including space planning and tenant finish coordination for institutional customers in conjunction with property management and leasing assignments, and is directly related to tenants' real estate demands. Revenues remained relatively flat due to continuing reluctance on the part of tenants to make new real estate commitments due to the downturn in the economy.

        Revenues from development and construction totaled $10.2 million and $27.8 million and represented 6.1% and 5.6% of the Company's total revenue for the three and nine months ended September 30, 2003, respectively. These revenues decreased $0.1 million, or 1.0%, for the three months ended September 30, 2003, and decreased $8.8 million, or 24.0%, for the nine months ended September 30, 2003, from comparable periods in the prior year. While revenue remained relatively flat for the quarter, the decrease for the nine months ended September 30, 2003, was primarily due to a $5.2 million decrease in rental revenue from operating real estate properties, resulting from the sale of various operating properties that generated rental revenue in the first nine months of 2002. Also, development fees decreased $2.6 million for the nine months ended September 30, 2003. The decreases in fees are a result of a reduction in transaction volume due to continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, resulting high vacancy rates and the uncertain economic outlook.

        Gain on disposition of real estate totaled $0.4 million and $5.2 million and represented 0.2% and 1.0% of the Company's total revenue for the three and nine months ended September 30, 2003, respectively. These gains decreased $5.2 million, or 92.9%, for the three months ended September 30, 2003, and decreased $5.5 million, or 51.4%, for the nine months ended September 30, 2003, from comparable periods in the prior year. During the three months ended September 30, 2003, the Company sold one real estate project for an aggregate net sales price of $1.1 million, resulting in an aggregate gain on disposition of $0.4 million. For the three months ended September 30, 2002, the Company sold six real estate projects for an aggregate net sales price of $33.9 million, resulting in an aggregate gain on disposition of $4.6 million, and recognized deferred gain of $1.0 million relating to a disposition in a previous period. For the nine months ended September 30, 2003, the Company sold six real estate projects for an aggregate net sales price of $7.2 million, resulting in an aggregate gain on disposition of $4.9 million, and recognized deferred gain of $0.3 million relating to a disposition in a previous period. For the nine months ended September 30, 2002, the Company sold 15 real estate projects for an aggregate net sales price of $58.4 million, resulting in an aggregate gain on disposition of $9.4 million, and recognized deferred gain of $1.3 million relating to dispositions in previous periods.

        Some of the Company's development resources focus on providing development services to institutional clients that invest in speculative commercial real estate projects. Since the latter part of 1999, speculative real estate development has declined significantly. The decline reflects the fact that demand for new product in many of the markets in which the Company operates has declined and vacancy rates have risen with the overall downturn in the economy. As a result, the Company has responded by shifting focus and resources to user-driven development areas such as development and construction activities for higher education and healthcare customers and fee development for corporate customers.

        Costs and Expenses.    The Company's costs and expenses decreased $6.5 million, or 3.8% to $165.9 million for the three months ended September 30, 2003, and decreased $25.9 million, or 4.9%, to $500.1 million for the nine months ended September 30, 2003, from comparable periods in the prior year.

        Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by customers ("reimbursed employees"); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed ("unreimbursed employees"); and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. Salaries, wages and benefits decreased $1.9 million, or 1.7%, to $110.0 million for the three months ended September 30, 2003, and decreased $17.0 million, or 4.9%, to $332.0 million for the nine months ended September 30, 2003. The decrease for the three months ended September 30, 2003 was driven by a $3.1 million decrease in salaries and benefits for unreimbursed employees offset by a $1.2 million increase in salaries, wages and benefits for reimbursed employees. For the nine months ended September 30, 2003, salaries, wages and benefits for unreimbursed employees decreased $19.9 million, offset by a $2.9 million increase in salaries, wages and benefits for reimbursed employees. The decrease in unreimbursed salaries, wages and benefits is a result of the Company's continued cost reduction efforts undertaken beginning in the second quarter of 2001, partially offset by new hiring in 2003. In addition, both reimbursed and unreimbursed salaries, wages and benefits decreased due to a reduction in headcount resulting from the Faison Sale.

        Commissions increased $1.5 million, or 6.7%, to $23.8 million for the three months ended September 30, 2003, and increased $3.4 million, or 5.6%, to $64.0 million for the nine months ended September 30, 2003, from comparable periods in the prior year. The increase in commission expense was primarily driven by the increase in the Company's corporate advisory services revenue, which was the result of the closing of several significant transactions during 2003. This increase in corporate advisory services commissions was offset by a decrease in commission expense resulting from a decrease in brokerage revenue in 2003. In general, the Company continues to experience a reduction in transaction volume and transaction values (a function of rental rates) from historical peak activity levels and values. This reduction is a result of continuing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which has resulted in decreased demand for commercial space and consequent lower rental rates.

        General and administrative expenses decreased $4.7 million, or 15.1%, to $26.5 million for the three months ended September 30, 2003, and decreased $9.9 million, or 10.4%, to $85.0 million for the nine months ended September 30, 2003, from comparable periods in the prior year. The overall decrease in general and administrative expenses was comprised of a $5.7 million and $12.3 million decrease in costs that are not reimbursed by customers for the three and nine months ended September 30, 2003, respectively, offset by increases in out-of-pocket general and administrative expenses that are reimbursed by customers of $1.0 million and $2.4 million for the three and nine months ended September 30, 2003, respectively. The decrease in unreimbursed general and administrative expenses for the three months ended September 30, 2003, is primarily the result of continuing efforts by the Company to control costs company-wide. The decrease in unreimbursed general and administrative expenses for the nine months ended September 30, 2003, is the result of a $3.6 million decrease in pursuit costs, mainly due to capitalized pursuit costs that were written off in the second quarter of 2002, when negotiations on an international venture concluded unsuccessfully upon the other party's withdrawal from the transaction, as well as continuing efforts by the Company to control costs company-wide. In addition, costs were incurred in 2002 to restructure or exit outsourcing contracts that were unprofitable or otherwise judged likely to be unsuccessful in the long run. The overall decrease in general and administrative expenses for the nine months ended September 30, 2003, was partially offset by $3.1 million of provisions for losses or writedowns on real estate due to impairment recorded in nine months ended September 30, 2003. There were no such provisions for losses or writedowns on real estate in the first nine months of 2002.

        Depreciation and amortization decreased $0.5 million, or 11.4%, to $3.9 million, for the three months ended September 30, 2003, and decreased $0.2 million, or 1.5%, to $13.4 million for the nine months ended September 30, 2003, from comparable periods in the prior year. The decrease is a result of a decrease in amortization expense as non-compete agreements related to an acquisition became fully amortized in 2002. This is offset by an increase in depreciation expense related to real estate assets classified as held for investment, in accordance with FAS 144. There was no such depreciation in 2002 as all real estate was classified as "held for sale" prior to December 31, 2002.

        Interest expense decreased $0.9 million, or 36.0%, to $1.6 million for the three months ended September 30, 2003, and decreased $2.0 million, or 25.6%, to $5.8 million for the nine months ended September 30, 2003, from comparable periods in the prior year. The decrease in interest expense is primarily the result of the dispositions in late 2002 of several operational real estate projects that incurred interest expense in the first nine months of 2002. Also, during 2003, the Company had lower average outstanding balances on its revolving line of credit, which also contributed to the decrease in interest expense.

        Income (Loss) From Continuing Operations Before Income Taxes, Minority Interest and Income From Investments in Unconsolidated Subsidiaries.    The Company's income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries decreased $3.7 million, or 72.5%, to income of $1.4 million in the three months ended September 30, 2003, and decreased $5.4 million, or 207.7%, to a loss of $2.8 million in the nine months ended September 30, 2003, from comparable periods in the prior year due to the fluctuations in revenues and expenses described above.

        Minority interest, net of income taxes, increased $0.9 million, or 300.0%, to income of $0.6 million in the three months ended September 30, 2003, and increased $1.0 million, or 111.1%, to income of $1.9 million in the nine months ended September 30, 2003, from comparable periods in the prior year. The increase is primarily a result of larger 2003 losses in consolidated entities in which outside parties have an interest, compared with smaller losses in these entities in 2002.

        Income from investments in unconsolidated subsidiaries, net of income taxes, increased $0.2 million, or 50.0%, to $0.6 million in the three months ended September 30, 2003, and increased $0.3 million, or 6.5%, to $4.9 million in the nine months ended September 30, 2003, from comparable periods in the prior year. Income from unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions in the underlying unconsolidated subsidiaries. The Company's share of income from such transactions is typically driven by its ownership percentage in the unconsolidated subsidiaries.

        Income From Continuing Operations.    The Company's income from continuing operations in the three months ended September 30, 2003, decreased $0.9 million, or 31.0%, to $2.0 million and decreased $1.5 million, or 22.1%, to $5.3 million in the nine months ended September 30, 2003, from comparable periods in the prior year, due to the fluctuations in revenues and expenses described above.

        Income (Loss) from Discontinued Operations, Net of Income Taxes.    The Company's income (loss) from discontinued operations, net of income taxes, decreased $1.1 million, or 122.2%, to $(0.2) million in the three months ended September 30, 2003, and decreased $0.1 million, or 12.5%, to $0.7 million for the nine months ended September 30, 2003. Income (loss) from discontinued operations includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2001, that were considered components of an entity under FAS 144 and in which the Company retained or expects to retain no continuing involvement. Dispositions of real estate assets have been and will continue to be a significant part of the Company's activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144.

        Net Income.    Net income decreased $1.9 million, or 51.4%, to $1.8 million in the three months ended September 30, 2003, as compared to the same period in the prior year, and decreased $1.7 million, or 22.1%, to $6.0 million for the nine months ended September 30, 2003, from the same period in the prior year, due to the fluctuations in revenues and expenses described above.

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

Liquidity and Capital Resources

        The Company's liquidity and capital resources requirements include: the funding of working capital needs, primarily costs incurred in providing services to its clients before collection of related billings; the funding of capital investments, including the acquisition of or investments in other real estate service companies; the repurchase of its shares if authorized by the Board of Directors; investments in, or expenditures for, real estate and payments on notes payable associated with its development and investment activities; and expenditures related to upgrading the Company's management information systems. The Company finances its operations with internally generated funds and borrowings under the Credit Facility (described below). The portion of the Company's development and investment business that includes the acquisition and development of real estate is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

        Net cash provided by operating activities totaled $11.5 million for the first nine months of 2003, as compared to $39.4 million for the same period in 2002. Cash provided by operating activities, excluding the change in real estate and related borrowings, decreased to $15.9 million in the first nine months of 2003, as compared to $37.9 million for the same period in 2002, primarily due to greater collections of accounts receivable in 2002, due to higher average receivable balances in 2002. In addition, cash used in real estate activities (exclusive of real estate held for investment), net of related borrowings, was $4.4 million in the first nine months of 2003, compared to $1.5 million of net cash provided by real estate activities, net of related borrowings, for the same period in 2002.

        Net cash provided by investing activities totaled $0.3 million for the first nine months of 2003, as compared to $4.2 million for the same period in 2002. This change is primarily due to expenditures related to real estate held for investment of $10.0 million and capital expenditures for furniture and equipment of $5.9 million in 2003, as compared to capital expenditures of $3.1 million in 2002. This decrease in cash was offset by distributions from investments in unconsolidated subsidiaries, net of contributions, of $16.2 million in 2003, compared to $7.3 million in 2002.

        Net cash used in financing activities totaled $23.0 million for the first nine months of 2003, compared to $30.8 million for the same period in 2002. This change is primarily attributable to the Company's repurchases of common stock in 2003 of $10.4 million and principal payments, net of additional borrowings, in 2003 of $10.8 million, primarily under the Credit Facility (described below), compared to principal payments, net of additional borrowings, of $31.7 million in 2002. In addition, the Company made distributions, net of contributions, to minority interest holders of $6.3 million in 2003, compared to $3.1 million in 2002. The Company also received $2.8 million in 2003 from the exercise of stock options and issuance of common stock, compared to $4.0 million in proceeds from the exercise of stock options and issuance of common stock in 2002. Also, in 2003, the Company received proceeds from borrowings, net of payments, of $1.7 million under notes payable on real estate held for investment.

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

        The Company's participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company's floating rate indebtedness in excess of $30.0 million (other than construction loans under which interest is capitalized in accordance with accounting principles generally accepted in the United States ("GAAP")) ensuring the net interest on such excess is fixed, capped or hedged. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period ending March 24, 2003, with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The interest rate swap agreement expired on March 24, 2003, and the related weighted average receive rate was 1.37% for the three months ended March 31, 2003. Subsequent to the expiration of the interest rate swap agreement, the Company has entered into various short-term interest rate agreements to comply with the requirements of the Credit Facility. In September 2003, the Company entered into an agreement to lock the LIBOR-based interest rate on its $10.0 million of borrowings outstanding under the Credit Facility for 90 days. Seeking to mitigate the impact of interest rate fluctuations on its other floating rate debt, in September 2003, the Company also entered into an interest rate cap agreement with a notional amount of $10.0 million expiring December 24, 2003, under which the Company will receive payments if the 30-day LIBOR-based interest rate exceeds 1.3%. The interest rate cap agreement has been designated an effective hedge, and, to the extent the hedging relationship remains effective, changes in fair value of the interest rate cap agreement will be recorded in other comprehensive income.

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

        At September 30, 2003, the Company had outstanding borrowings of $10.0 million under the Credit Facility and no borrowings outstanding under the Discretionary Line. The covenants contained in the Credit Facility and the amount of the Company's other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. Because it takes longer for the Company to dispose of real estate investments in a weaker economy, the current economic slow down could adversely impact the Company's ability to comply with certain of the real estate-related financial covenants in the Company's Credit Facility, which could negatively impact the Company's borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company's "EBITDA", as defined in the Credit Facility agreement and calculated on a trailing four quarter basis, a decline in the Company's overall operations could adversely impact the Company's ability to comply with these financial covenants and, in turn, the Company's borrowing capacity. At September 30, 2003, the Company was in compliance with all covenants of the Credit Facility. The Company's unused borrowing capacity (taking into account letters of credit and borrowings outstanding and limitations from certain financial covenants) under the Credit Facility was $104.5 million at September 30, 2003. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its real estate investment and co-investment activities and provide the Company with an additional source of working capital.

        In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11.4 million and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as a hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. As of September 30, 2003, amounts recorded by the Company related to this interest rate cap agreement were not material.

        The Company has various commitments that could impact its liquidity as summarized below (in millions):

		Amount of Commitments by Time of Expiration
	Total Amounts Committed	Less than 1 year		1-3 years	4-5 years	After 5 years
Standby letters of credit	$11.3	$10.9		$0.4	$—	$—
Guarantees	50.6	48.0	(1)	2.6	—	—
Loan commitment to unconsolidated subsidiary	3.0	3.0		—	—	—

Total Commitments	$64.9	$61.9		$3.0	$—	$—

(1)
With respect to two of the projects to which these guarantees relate (totaling $40.4 million at September 30, 2003), the Company either has agreements with institutional or investment grade investors to contribute capital to the project upon completion, the proceeds of which will be used to repay the related note payable, or has leases with or guaranteed by investment grade companies.

        The Company does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, existing cash, available credit under the Credit Facility and loans secured by underlying real estate will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, acquisitions of service companies and internal growth for the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of its implementation of its growth strategy. When and as appropriate, the Company considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

        In May 2001, the Company announced that its Board of Directors approved a stock repurchase program. The repurchase program contemplated the repurchase of up to $15.0 million of the Company's common stock from time to time in open market purchases or through privately negotiated transactions. The repurchase program was completed during the second quarter of 2003 and resulted in the repurchase of 1,593,900 shares at an average cost of $9.41 per share. The purchases were made with funds generated from operations and existing cash. The Company placed the repurchased shares in treasury. The Company intends to reissue such shares in connection with the Company's employee stock purchase plan and option exercises or restricted stock grants under the Company's long-term incentive plan and other equity-based incentive plans, as well as for other corporate purposes.

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

ITEM 4. Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        From time to time, the Company is involved in litigation matters that arise in the ordinary course of its business, some of which involve claims for damages which are substantial in amount. The ultimate liability for these matters cannot be determined. However, based on the information currently available, the Company does not believe that the resolution of any such matters to which it is currently a party will have a material adverse effect on the Company's results of operations, financial condition or liquidity.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2.1(2)	Bylaws of the Company
3.2.2(3)	First Amendment to the Bylaws of the Company
3.2.3(4)	Second Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1.1	Fourth Amendment to the Company's Employee Stock Purchase Plan
10.1.2	Fifth Amendment to the Company's Employee Stock Purchase Plan
10.2	Employment Agreement dated as of October 17, 2003 between the Company and Robert E. Sulentic
10.3	Employment Agreement dated as of October 17, 2003 between the Company and Derek R. McClain
10.4	Employment Agreement dated as of October 17, 2003 between the Company and James R. Groch
10.5	Employment Agreement dated as of November 13, 2003 between the Company and William F. Concannon
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(b)
Reports on Form 8-K filed during the three months ended September 30, 2003:

        On August 5, 2003, the Company filed a Current Report on Form 8-K furnishing the Company's press release announcing its financial results for the second quarter and first half of 2003 and furnishing the following financial statements: (i) Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002; (ii) Balance Sheet as of June 30, 2003 and December 31, 2002; (iii) Summarized Operating Data by Segment for the Three and Six Months Ended June 30, 2003 and 2002; and (iv) Other Data as of June 30, 2003 and December 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAMMELL CROW COMPANY
	By:	/s/ DEREK R. MCCLAIN Derek R. McClain Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)
Date: November 14, 2003

Exhibit Index

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Company
3.2.1(2)	Bylaws of the Company
3.2.2(3)	First Amendment to the Bylaws of the Company
3.2.3(4)	Second Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1.1	Fourth Amendment to the Company's Employee Stock Purchase Plan
10.1.2	Fifth Amendment to the Company's Employee Stock Purchase Plan
10.2	Employment Agreement dated as of October 17, 2003 between the Company and Robert E. Sulentic
10.3	Employment Agreement dated as of October 17, 2003 between the Company and Derek R. McClain
10.4	Employment Agreement dated as of October 17, 2003 between the Company and James R. Groch
10.5	Employment Agreement dated as of November 13, 2003 between the Company and William F. Concannon
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

QuickLinks

TRAMMELL CROW COMPANY AND SUBSIDIARIES INDEX
  ITEM 1. Financial Statements
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data) (Unaudited)
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Nine Months ended September 30, 2003 (Unaudited) and Year ended December 31, 2002 (in thousands, except share data)
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)
TRAMMELL CROW COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (Unaudited)
TRAMMELL CROW COMPANY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2003 (in thousands, except share and per share data) (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
  PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit Index