Form 10-K
period 2003-12-31
TRAMMELL CROW CO
filed 2004-03-15
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2003, was $361,276,336, based on the closing price of the registrant’s common stock, $10.61 per share, reported on the New York Stock Exchange on June 30, 2003.

There were 37,033,667 shares of the registrant’s common stock outstanding as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

PART I

ITEM 1. BUSINESS

Company Overview

Trammell Crow Company (the “Company”) is one of the largest diversified commercial real estate service companies in the United States. The Company delivers a comprehensive range of services to leading multinational corporations, institutional investors and other users of real estate services. In the United States, the Company is a leading provider of commercial property and facilities management services, commercial property brokerage and transaction management services, commercial property development and construction services and project management services. In addition to its full service offices located throughout the United States, the Company has offices in Canada, Europe, Asia and Latin/South America focused on the delivery of real estate services to users of commercial real estate. The Company delivers brokerage services outside the United States through strategic alliances with leading providers—in Europe and Asia, through Savills plc (“Savills”), a leading property services company based in the United Kingdom; and in Canada, through JJ Barnicke, a leading Canadian real estate services provider. The Company, which is headquartered in Dallas, Texas, was founded in 1948 by Mr. Trammell Crow. From its founding through the 1980’s, the Company’s primary business was the development, ownership and management of industrial, office and retail projects. In 1991, the Company was reconstituted as a real estate services company. This reconstitution entailed the separation of the Company’s commercial real estate asset base and related operations from its real estate services business. The Company continued to operate the real estate services business while ownership of the commercial real estate asset base that existed in 1991 was segregated into a large number of separate entities distinct from the Company, with independent management and operations.

The Company delivers four core services—building management services, brokerage services, project management services and development services—to both user and investor customers. The Company’s business is organized under two separate national leadership structures. The Global Services Group includes substantially all of the building management services, brokerage services, and project management services delivered to both user and investor customers. Substantially all of the Company’s real estate development, capital markets and investment activities are conducted through the Company’s Development and Investment Group. The Company’s revenues are generated primarily in the United States, with approximately 97% of its revenues derived from domestic operations in each of 2001, 2002 and 2003. Revenues derived from various foreign operations comprised approximately 3% of the Company’s total revenues in each of 2001, 2002 and 2003. Approximately 94%, 92% and 91% of the Company’s long-lived assets at December 31, 2001, 2002 and 2003, respectively, relate to the Company’s domestic operations, with the remaining portion of its long-lived assets relating to various foreign operations.

Within the Global Services segment, with approximately 5,900 full-time equivalent (“FTE”) employees, the Company provides services to user customers, including multinational corporations, hospitals and universities, who are typically the primary occupants of commercial properties, and investor customers that are not typically the primary occupants of the commercial properties with respect to which services are performed. The building management services provided to user customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations, healthcare systems and other users that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of customer-occupied facilities. Brokerage services provided to user customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to user customers include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design, and workplace moves, adds, and changes. The building management services provided to investor customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to investor customers include project leasing and investment sales services whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space, and land. Project management services provided to investor customers include construction management services such as space planning and tenant finish and coordination.

Within the Development and Investment segment, encompassing approximately 180 FTE employees, the Company provides development activities and services to both investor and user customers—both those pursuant to which the Company takes an ownership position and those pursuant to which the Company provides development services for others on a fee basis. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for investor customers and fee development and build-to-suit projects for user customers, including those in higher education and healthcare. From time to time the Company may pursue development and investment activities, including opportunistic property acquisitions and new development, for its own account. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is positioned to pursue and execute new development business, particularly programmatic business with the Company’s large investor customers, and exploit niche market opportunities.

Long-Term Growth Strategy

The Company’s long-term growth strategy is centered around taking advantage of its strong brand name; its scale and geographic scope; its large existing customer base; its comprehensive service offerings and, in particular, its development capabilities, which are unique among commercial real estate companies, to grow with both user and investor customers, primarily in North America. The key components of this overall growth strategy are:

Focus on Large Markets and Large Customers.   The Company is focused on operating in large markets and believes that this focus will allow the Company to achieve the critical mass that fuels growth with large customers. The Company believes that expanding its presence in these markets will create key hubs of growth, enabling the Company to more easily shift resources as needed, establish brand dominance and recruit top talent. The Company intends to maintain its focus on large customers, which have historically fueled much of the Company’s revenue growth. The Company believes this focus on large customers will also benefit the Company as the trend continues for both investors and users of space to consolidate their requirements with a reduced number of service providers. While the Company has and will continue to focus on large markets as noted, it does have and will continue to have a presence in a number of small and mid-sized markets. This presence allows the Company to serve large customers with needs in these markets and to be opportunistic relative to locally generated requirements.

Provide Consistent Quality Service.   The Company is focused on providing uniform product quality and service delivery across all markets in which it is active. The Company is also focused on improving its back office infrastructure capabilities including information technology, accounting, and human resources. In the case of all of these capabilities, the effort is to improve them in support of both internal and customer activity. The Company has aimed substantial resources at these areas over the past three years and has reorganized each to make it more effective. The Company believes that the sector in which it competes has consistently been weak in these areas and that customers are eager for service providers to demonstrate improved capabilities. Consequently, the Company believes its efforts in this regard should create a long-term competitive advantage, particularly with large customers, and in turn should create growth opportunities.

Expand Brokerage Network.   The Company has committed significant resources to expand its brokerage network and to continue development of a highly competitive brokerage business. The Company has added two new senior executives to its national brokerage leadership team, in addition to adding brokers throughout its network in the U.S., as part of its strategy to build stronger brokerage teams in major markets, with appropriate coverage in secondary markets. The Company employed 526 FTE brokers at December 31, 2003, in addition to 46 transaction managers who provide services to national user customers. Also contributing to this initiative, in 2003 the Company entered into a cross-border, exclusive brokerage alliance with JJ Barnicke, a Canadian-based real estate services company. In addition, the Company maintains its strategic alliance with Savills, which has brokerage capability throughout Europe, Asia-Pacific and Australia, to provide the Company with a delivery platform to meet the needs of its customers in these regions.

Capitalize on Outsourcing Opportunity.   While the commercial real estate-related outsourcing business has been impacted by the economic downturn, it remains a large growth opportunity well suited to the Company’s full service capability set. As an outsourcing industry leader, the Company will continue to focus its resources, primarily in the U.S. and, to a lesser degree, in Europe, on adding new customers and growing its substantial relationships with existing outsourcing customers.

Focus on Development Opportunities.   With a national organization comprised of professionals dedicated fully to development and investment activities, the Company pursues and executes new development business, with initiatives focused on programmatic business with the Company’s large investor customers and, increasingly, build-to-suit projects for user customers, including those in higher education and healthcare. The healthcare industry in particular has been less cyclical than the overall economy through the latest downturn, and the Company has increased its focus in this industry. In 2003, the majority of the Company’s development starts, based on budgeted project costs, stemmed from its user initiatives. In addition, from time to time the Company may pursue opportunistic property acquisitions or new development with its capital partners or for its own account.

Global Services Segment

The Company provides services to both user and investor customers through its Global Services segment. Global Services segment revenues grew from $566.0 million in 1999 to $650.5 million in 2003 (91.9% of 2003 revenues). At December 31, 2001, 2002 and 2003, total assets attributable to the Global Services segment were $333.1 million, $253.0 million and $296.9 million, respectively. Other financial information about the Global Services segment is contained in “Item 8. Financial Statements and Supplementary Data, Note 21.”

User Services

The Company provides outsourcing services, including facilities management services, corporate advisory services and project management services, to user customers. As of December 31, 2003, the Company utilized approximately 3,000 FTE employees to provide services to approximately 24,000 properties for its outsourcing customers. The goal of the Company’s user services business is to align the facilities and support services of its customers with their operational and strategic business objectives. Occupancy-related costs frequently represent the largest corporate expense item after compensation and benefits. The Company believes that organizations are increasingly outsourcing their facility or real estate related functions to reduce costs, improve profitability and refocus management and other resources on core competencies. The Company has developed expertise in providing real estate outsourcing services to customers in the financial services, healthcare, automotive, oil and gas and technology/communications industries. The Company believes that its expertise in servicing clients within these industries creates additional growth opportunities.

The Company administers outsourcing services using a centralized administrative, marketing and leadership organization combined with customer-based delivery systems. The Company offers the following outsourcing service delivery options: (i) dedicated Company employees located at a customer site; (ii) a team of Company employees dedicated to a customer but located at Company offices; and (iii) a flexible, nationwide network of Company personnel providing the full menu of the Company’s real estate services from the Company’s local offices. Most of the Company’s outsourcing engagements provide for on-site presence of Company employees, which the Company believes enhances customer communication, provides focused personal service, enhances the protection of the customer’s proprietary information and enables the Company to monitor customer satisfaction on an ongoing basis.

The Company seeks to enter into multi-year, full-service outsourcing contracts with its customers. Most contracts are structured so the Company receives a monthly base fee and annual incentives if certain agreed-upon performance targets are satisfied. Most contracts also provide for the reimbursement of customer-dedicated personnel costs and associated overhead expenses. In many cases, these revenue sources are augmented by variable revenues from transaction services and project management services. The Company believes that significant growth opportunities exist within its existing customer base.

The five largest customers for the Company’s outsourcing services business, measured in 2003 revenues from such customers, collectively represented 21.0% of the Company’s total revenues in 2003.

In addition to the services described below, the Company also offers strategic services, such as consulting, development, properties portfolio management, real estate asset management, and management of accounting and information systems.

Facilities Management Services

Facilities management services includes the day-to-day maintenance and repair of facilities, office services (such as security, reprographics, mail, cafeteria, shipping and receiving, and reception services) and call center services (including work-order, dispatch, vendor management and emergency response). As of December 31, 2003, the Company managed approximately 153.4 million square feet for its outsourcing customers. Revenues from facilities management services were $209.0 million in 2003 (29.5% of 2003 revenues), up from $108.3 million in 1999. The growth in revenues is due to the addition of new customers and the expansion of services provided to existing customers.

Corporate Advisory Services

Corporate advisory services include tenant representation and other transaction services such as acquisitions, dispositions, lease administration and lease audits. The Company seeks to manage a customer’s entire firm-wide property acquisition and divestiture program, but provides services to many customers on a transaction-by-transaction basis. Revenues from corporate advisory services were $123.3 million in 2003 (17.4% of 2003 revenues), up from $104.3 million in 1999. A substantial portion of the growth in revenues is due to a focus on larger transactions and expansion of services provided to existing customers. During most of 2003, the Company’s corporate advisory services business continued to be adversely impacted by the weakness of the economy as a whole, with revenues decreasing $20.2 million, or 14.1%, from their peak in 2000, as the downturn in the economy had a negative impact on the timing and amount of tenant representation and other corporate advisory revenues earned by the Company. However, 2003 revenues increased 13.7% over 2002 revenues as, in the fourth quarter of 2003, the Company experienced an 18.0% increase in corporate advisory services revenue from the amount reported in the fourth quarter of 2002, as there were signs of possible economic recovery.

Project Management Services

Project management services include facility planning and project management (such as construction, space planning, site consolidations, facilities design, workspace moves, adds and changes, and management of furniture, signage and cabling requirements). Revenues from project management services were $65.5 million in 2003 (9.3% of 2003 revenues), up from $31.4 million in 1999. Although the downturn in the economy has had a negative impact on user customers’ project spending, and hence on the timing and amount of project management revenues earned by the Company, revenues increased because the Company was successful in winning new business and expanding services with existing customers.

Investor Services

The Company provides property management, brokerage, and construction management services to investors in commercial properties.

Property Management Services

As of December 31, 2003, the Company managed approximately 247.7 million square feet of commercial property (excluding facilities occupied by user customers) and served approximately 550 customers and 13,000 tenants nationwide through its locally based property management teams. The Company managed 282.3 million, 312.7 million, 291.7 million and 261.1 million square feet of commercial property at the end of 1999, 2000, 2001 and 2002, respectively. Revenues in 2003 from property management services were $143.7 million (20.3% of 2003 revenues), down from $155.4 million in 1999. The decrease in revenues is primarily the result of the Company’s sale of portions of the businesses acquired in 1998 from Faison & Associates and Faison Enterprises, Inc. (“Faison”) back to Faison in 2002 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The Company has also exited from certain less profitable property management business and has increased its focus on adding office product to its management portfolio, which typically generates higher margins. In addition, property management revenues have been adversely impacted by the downturn in the economy, which has resulted in decreases in occupancy levels and rents, which are drivers of these revenues.

The objective of the Company’s property management business is to enhance its customers’ investment values by maintaining high levels of occupancy and lowering property operating costs by offering a wide range of property management services. The property management services offered by the Company consist of (i) building management services such as maintenance, landscaping, security, energy management, owner’s insurance, life safety and capital repairs (many of which may be subcontracted by the Company to third-party providers); (ii) tenant relations services such as promotional activities, processing tenant work orders and lease administration services; (iii) coordinating tenant finish; and (iv) related financial management services including accounting, financial reporting and analysis.

The Company expects that a significant portion of its new property management engagements will result from (i) contract wins resulting from customers’ consolidation of service providers; (ii) property transfers; and (iii) projects that the Company develops for investor customers. To the extent that investors continue to make direct investments in real estate, the Company believes that it will be in an advantageous position to win new property management engagements due to its existing relationships with large investor customers and its ability to provide single-source solutions for their multi-market and multi-functional requirements.

The properties managed by the Company are typically served by locally-based teams of property managers and maintenance personnel supported by various corporate level service functions, including technology support, accounting and purchasing. Large customer accounts are typically managed by teams headquartered at the Company’s national office to ensure consistency of quality and to ensure that all customer real estate service requirements are appropriately addressed.

The Company typically receives monthly management fees for the property management services it provides, based upon a specified percentage of the monthly gross income generated from the property under management. In certain cases, the Company’s property management agreements entitle it to receive the greater of a minimum agreed-upon base fee or a fee based upon monthly gross income as described above. The amount of the management fee varies depending upon local market conditions, product type and rents, the leasing engagement, arrangements for expense reimbursements and specific services required. Incentive fees are sometimes negotiated in turnaround or other unusual circumstances. The Company also may be reimbursed for a portion of its administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to the properties under management.

A typical property management agreement of the Company provides for an indefinite term, but permits the property owner or the Company to terminate the agreement without cause upon thirty days prior written notice. The Company believes that these are customary termination provisions in the industry. From time to time the Company loses assignments, most frequently in circumstances where a property has been sold and the new property owner assumes direct responsibility for managing the property or retains one of the Company’s competitors to manage the property.

The Company focuses on establishing alliance relationships with certain of its investor customers in an effort to increase its share of the business of these large customers by obtaining longer-term management contracts across multiple cities and providing other services.

Brokerage Services

Brokerage services are primarily comprised of project leasing (leasing space in real estate owned by investor customers) and investment sales (representing customers buying or selling land or income-producing real estate). While, particularly in larger markets, some of the Company’s brokers may specialize in specific types of transaction services (including tenant representation activities, which are included in corporate advisory services), in many cases a broker may facilitate some combination of project leasing, investment sales and tenant representations transactions.

Revenues from investor brokerage services have decreased from $135.7 million in 1999 to $95.6 million in 2003 (13.5% of 2003 revenues). A substantial portion of this decrease in revenues is due to the decrease in the number of project leasing and investment sales brokers, a reduction in transaction volume due to reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and a reduction in the Company’s development inventory available for lease as a result of the decline in project starts. The Company employed approximately 579, 574, 515, 501 and 526 total brokers (including tenant representation brokers facilitating transactions for user customers) at the end of 1999, 2000, 2001, 2002 and 2003, respectively.

The Company typically receives fees for brokerage services based on a percentage of the value of the lease or sale transaction. Some transactions may stipulate a fixed fee or include an incentive bonus component based on the performance of the brokerage professional or customer satisfaction. Although transaction volume, rental rates and sales prices are influenced by economic conditions (thus impacting total brokerage revenues, including tenant representation fees), percentage brokerage fee structures have remained relatively constant through both economic upswings and downturns.

Project leasing revenues are derived from the turnover of tenants and leasing of new space in the Company’s property management and leasing portfolios of approximately 332.1 million square feet at December 31, 2003. As space “rolls” each year, the Company has the opportunity to earn a commission paid by the owner of the property for renewing the existing tenant’s lease or releasing the space to a new tenant. In addition, the Company earns commissions for leasing of first generation space in certain projects developed by the Company. Investment sales revenues generally increase in economic upswings as available capital drives the trading of income-producing properties and demand for additional space drives the purchase of land for new development. Investment sales revenues generally decline in economic downturns as capital resources are more cautious in purchasing income-producing properties and demand for new space slackens. This decline was mitigated in the most recent downturn by historically low interest rates, which have allowed real estate investments to remain attractive opportunities as compared to other investment classes. During 2003, the Company’s brokerage services business continued to be adversely impacted by the weakness of the economy as a whole. The downturn in the economy has had a negative impact on the timing and amount of project leasing revenues and to a lesser extent, investment sales revenues earned by the Company, with total brokerage revenue decreasing $50.2 million from its peak in 2000. However, in the fourth quarter of 2003, the Company experienced a 29.3% increase in brokerage revenue from the amount reported in the fourth quarter of 2002, as there were signs of possible economic recovery. As a result of the strong 2003 fourth quarter, 2003 brokerage revenue remained relatively flat as compared to 2002, with investment sales revenue increasing 10.6% and project leasing revenue decreasing 6.6%.

The Company regards its brokerage force as an integral part of marketing the broad array of services the Company provides to its customer base. The Company’s large network of experienced brokers is a valuable asset when seeking new facilities and property management, project management and development services business. The presence of its brokers in on-site project leasing offices can provide the Company with insights into its customers’ non-brokerage real estate needs and early opportunities to win the customer’s real estate services business. The sheer number of transactions in which its brokers are involved can also be a source of information from which the Company can seek to identify business opportunities in specific local or regional markets.

Brokerage personnel earn commissions and are eligible to receive other forms of incentive compensation including financial rewards for cross-selling efforts that result in new engagements for the Company, such as a development project or the acquisition of a new outsourcing account, which in turn enables the Company to acquire additional brokerage business. These incentives are designed to underscore the Company’s belief that the brokerage business is often a key point of entry for new customers, and is thus integral to firm wide efforts to cross-sell a full range of services.

The Company believes that the quality brand identification of its name, its large customer base, the full range of services it offers customers, the overall breadth and scope of the Company’s real estate activities and the Company’s incentive-based compensation system create an environment conducive to attracting experienced and capable brokerage professionals.

Construction Management

Construction management services primarily include space planning and tenant finish coordination for investor customers in conjunction with property management and leasing assignments. These fees are typically based on a percentage of project construction costs. In 2003, construction management revenues were $10.7 million (1.5% of 2003 revenues) as compared to $24.9 million in 1999. During 2003, the timing and amount of construction management revenues earned by the Company continued to be adversely impacted by the weakness of the economy as a whole, with revenues increasing only $0.7 million from 2002. The decrease in construction management revenues was also driven by the Company’s disposition of several construction businesses in the second half of 2001 and in early 2002.

Development and Investment

Revenues in the Company’s Development and Investment segment primarily consist of development and construction fees, and gain on disposition of real estate. In addition, income is also generated from investments in unconsolidated subsidiaries. Historically, the Company has focused its commercial real estate development business on investors in office, industrial and retail projects. The Company has the capability to implement active and sizeable development programs, primarily on behalf of its customers. With its Development and Investment organization, the Company has maintained development efforts on behalf of its investor customers and has increased its focus on development for user customers, including those in the areas of higher education and healthcare. In addition, through High Street Residential, a wholly-owned subsidiary of the Company, the Company is increasing its focus on development of mixed-use facilities with a residential component. In 2003, revenues from development and investment activities were $57.4 million (8.1% of 2003 revenues) as compared to $110.3 million in 1999. At December 31, 2001, 2002 and 2003, total assets attributable to the Development and Investment segment were $359.2 million, $369.1 million and $333.2 million, respectively. Other financial information about the Development and Investment segment is contained in “Item 8. Financial Statements and Supplementary Data, Note 21.” From January 1, 1999 through December 31, 2003, the Company commenced development of approximately 61.1 million square feet of projects with aggregate budgeted project costs of approximately $5.5 billion.

The Company provides its customers with services that are vital in all stages of the development and construction process, including: (i) evaluating project feasibility, budgeting, scheduling and cash flow analysis; (ii) site identification, due diligence and acquisition; (iii) procurement of approvals and permits, including zoning and other entitlements; (iv) coordination of project design and engineering; (v) construction bidding and management and tenant finish coordination; (vi) project close-out and user move coordination; and (vii) project finance advisory services.

The Company typically receives a fee for its development services that is based on a negotiated percentage of a project’s budgeted construction and development cost. Incentive bonuses may be received for completing a project under budget and within certain critical time deadlines. The Company has also been aggressive in negotiating other incentive compensation arrangements that allow the Company to participate in the investment returns on projects it develops for its customers. The Company may make a co-investment with its customers, receive its pro rata return on its investment in the project and also receive an incentive participation in the project because of the Company’s role in sourcing the development project and/or executing a variety of services in the development process. The Company’s co-investments in real estate projects typically result in an upside economic interest substantially greater than the co-investment percentage. To facilitate development and investment activity, the Company established four discretionary development and investment funds, which through December 31, 2003, had received funding commitments of $104.0 million, including $69.3 million from outside parties. Of the total funding commitments, $85.2 million had been invested through December 31, 2003, in projects with an aggregate project cost of approximately $705.6 million, of which $369.6 million had been sold through December 31, 2003. In addition, during January 2004, the Company established a fifth discretionary development and investment fund with a total funding commitment of $50.2 million, of which $40.2 million is from parties other than the Company. In February 2004, the Company announced the establishment of an industrial development program with ING Clarion. The Company will co-invest in the program, which is targeting up to $500 million of product with a focus on new bulk warehouse distribution centers in major markets throughout the United States. The Company may make significant direct investments in real estate projects with or without customer participation.

The market for development and investment services is cyclical and is driven by various economic conditions. During 2003, the Company’s development and investment business, particularly for investor customers, continued to be adversely impacted by the weakness of the economy as a whole. The downturn in the economy has had a negative impact on transaction volume, rental rates and sales prices. These factors have negatively impacted the timing and amount of development and investment revenues (including incentive development fees) and profits earned by the Company, with revenues decreasing $77.3 million from their peak in 2000. In addition, the Company is experiencing the consequences of diminished development starts as a result of the economic downturn. The impact of this reduction in development starts will continue to be felt in 2004. As the economy begins its recovery, the Company is starting to experience favorable activity in new development starts, but there will be a time-lag until these opportunities will contribute to the Development and Investment segment’s results of operations.

The Company’s development activities generate business opportunities for the Company’s other service lines, which contribute to the Company’s earnings. The Company believes that its increased focus on development for user customers, including corporations and those in the areas of higher education and healthcare, has mitigated a portion of the adverse effect on its revenues when speculative development activities were curtailed in the recent market down cycle. From time to time the Company may pursue opportunistic property acquisitions with its established capital partners.

Competition

The Company competes in several market segments within the commercial real estate industry, each of which is highly competitive on a national and a local level. The Company faces competition from other real estate services providers, consulting firms and in-house corporate real estate departments. Some of the Company’s principal competitors in certain of these segments have capabilities and financial resources equal to or greater than those of the Company and a more substantial global presence. Many of the Company’s competitors are local or regional firms, which are smaller than the Company on an overall basis, but may be substantially larger than the Company on a local or regional basis. While the Company does not believe that any of its competitors are dominant in the business lines in which the Company operates, the providers of real estate services that compete with the Company on a national level include Jones Lang LaSalle Incorporated, CB Richard Ellis, Cushman & Wakefield, Inc. and Grubb & Ellis. The Company has faced increased competition in recent years, which has, in some cases, resulted in lower service fees, or compensation arrangements more closely aligned with the Company’s performance in rendering services to its customers. In recent years, there has been a significant increase in real estate ownership by REITs, many of which self-manage most of their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third party service providers, decrease the demand for the Company’s services and thereby significantly increase its competition. In general, the Company expects the industry to become increasingly competitive in the future. There can be no assurance that such competition will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Employees

As of March 1, 2004, the Company had approximately 6,300 employees. Management believes its relations with employees are good. Employees of the Company at certain properties located in Reno, Nevada, New York, New York and Naperville, Illinois are currently represented by a labor union. The unions represented at the respective locations are: Southern California—Nevada Regional Council of Carpenters, Local #971; and Laborers’ International Union of North America-AFL-CIO Local No. 169 (Reno, Nevada); International Union of Operating Engineers Local Union #94-94A-94B AFL-CIO (New York, New York); and International Union of Operating Engineers Local No. 399 (Naperville, Illinois).

Insurance

The Company has the types of insurance coverage, including comprehensive general liability and excess umbrella liability insurance, that it believes are appropriate for a company in the lines of business in which it operates. The Company’s management uses its discretion in determining the amounts, coverage limits and deductibility provisions of appropriate insurance coverage on the Company’s properties and operations at a reasonable cost and on suitable terms. This might result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full value of the damages suffered by the Company.

Trademarks

The trade name “Trammell Crow” is material to the Company’s business. The Company is party to a license agreement with respect to such trade name (the “License Agreement”) with CF98, L.P., (“CF98”), an affiliate of Crow Realty Investors, L.P. d/b/a Crow Holdings (“Crow Holdings”), which is wholly-owned by certain descendants and affiliates of Mr. Trammell Crow. See the information set forth under the heading “Certain Relationships and Related Transactions” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with the Company’s 2004 Annual Meeting of Stockholders.

Environmental Liability

Various federal, state, local and foreign laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. If contamination occurs or is present during the Company’s role as a property or facility manager or developer, it could be held liable for such costs as a current “operator” of the property. Such liability may be imposed without regard to the legality of the acts or omissions that caused the contamination and without regard to whether the Company knew of, or was responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with any other parties that are deemed legally liable for the contamination. If the liability is joint and several, the Company could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable. Under certain laws and common law principles, any failure by the Company to disclose environmental contamination at a property could subject the Company to liability to a buyer or lessee of the property. In addition, some environmental laws create a lien on a contaminated site for costs that a governmental entity incurs in connection with the contamination. The operator of a site also may be liable under common law to third parties for damages and injuries resulting from exposure to hazardous substances or environmental contamination at a site, including liabilities arising from exposure to asbestos-containing materials. There can be no assurance that any of these types of environmental liabilities to which the Company or any of its affiliates become subject will not have a material adverse effect on the Company’s business and results of operations.

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

Government Regulation

The Company and its brokers, salespersons and, in some instances, property managers are regulated by the states in which they do business. These regulations include licensing procedures, prescribed fiduciary responsibilities and anti-fraud provisions. The Company’s activities are also subject to various local, state, national and international jurisdictions’ fair advertising, trade, housing and real estate settlement laws and regulations and are affected by laws and regulations relating to real estate and real estate finance and development. In particular, a number of jurisdictions have imposed environmental controls, permitting requirements and zoning restrictions on the development of real estate.

The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The Company believes that it has the necessary permits and approvals to operate each of its properties and their respective businesses.

Under the Americans with Disabilities Act of 1990 (“ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that its properties in which it holds an equity interest are substantially in compliance with these requirements, a determination that such properties are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants.

Risk Factors

An investment in the Company involves certain risks. Readers should read this entire report carefully and should consider among other things, the risks described below.

Trade Name License.   The Company has entered into a License Agreement with an affiliate of Crow Holdings that allows it to use the name “Trammell Crow” perpetually throughout the world in any business except the residential real estate business, although the Company can use this name in serving certain mixed-use properties or in providing investment sales brokerage services to buyers and sellers of multi-family residential facilities. This license can be revoked if the Company fails to maintain certain quality standards or infringes upon certain of the licensor’s intellectual property rights. If the Company loses the right to use the Trammell Crow name, the Company’s business could suffer significantly.

The License Agreement permits certain existing uses of the name “Trammell Crow” by affiliates of Crow Holdings. The use of the Trammell Crow name or other similar names by third parties may create confusion or reduce the value associated with the Trammell Crow name.

Economic Uncertainty.   During 2003, the Company’s business continued to be adversely impacted by the weakness of the economy, which had a negative effect on transaction volume, rental rates and sales prices. In addition, user customers’ project spending remained low and there were limited attractive opportunities for investment of development capital. These factors have had an adverse effect on the timing and amount of the Company’s revenues and profits generated from several of its services, including project leasing, investment sales, tenant representation, project management, construction management and development and investment activities.

While the economy has shown signs of improvement, resulting in the Company’s improved results in 2003, the recovery has been relatively jobless. Lack of job growth could continue to affect the real estate industry as a whole, as real estate needs and opportunities may not immediately increase. This could adversely impact the Company’s future results of operations.

Real Estate Investment and Co-investment Activities.   Selective investment in real estate projects is an important part of the Company’s strategy and there is an inherent risk of loss of the Company’s investment. As of December 31, 2003, the Company has 35 consolidated real estate projects with invested equity of $34.7 million and $10.3 million of recourse obligations. The estimated aggregate project cost of these consolidated real estate projects is $354.5 million. In addition, at December 31, 2003, the Company was involved as a principal (in most cases, co-investing with one of its customers) in 39 unconsolidated real estate subsidiaries in which the Company had invested $35.5 million and had guaranteed notes payable of these unconsolidated subsidiaries of $4.9 million.

Because the disposition of a single significant investment can impact the Company’s financial performance in any period, its real estate investment activities could increase (and have historically increased) fluctuations in the Company’s net earnings and cash flow. The Company has limited control over the timing of the disposition of these investments and the recognition of any related gain or loss.

The commercial real estate market is cyclical and depends on the perceptions of real estate investors as to general economic conditions. Because the Company’s investment strategy typically entails making relatively modest investments alongside its investor customers, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. Furthermore, in real estate down-cycles, economic conditions may make certain development project pursuits less viable, and the Company may decide not to continue pursuing such projects. Consequently, the Company’s financial results in down cycles may be (and have been) adversely impacted by increased write-offs of pursuit costs that have been capitalized in connection with potential development projects that the Company has determined not to pursue.

Building occupancies and rental rates typically decline in a down economy. Therefore, it may take longer for the Company to dispose of real estate investments or the selling prices may be lower than originally anticipated. As a result, the carrying value of the Company’s real estate investments may become impaired and the Company could record losses as a result of such impairment.

Recruiting and Retention of Qualified Personnel.   The Company’s continued success is highly dependent upon the efforts of its executive officers and key employees. If any of the Company’s key employees leave, its business may suffer. The growth of the Company’s business is also largely dependent upon its ability to attract and retain qualified personnel in all areas of its business, particularly management. If the Company is unable to attract and retain such qualified personnel, it may be forced to limit its growth, and its business and operating results could suffer. Organizational changes within the Company could impact its ability to retain personnel.

Reliance on Major Customers and Contract Retention.   A relatively small number of the Company’s customers generate a significant portion of its revenues. The Company’s ten largest customers accounted for approximately 29.2% of its total revenues in 2003, including one customer (Bank of America Technology and Operations, Inc., which receives services primarily from the Company’s Global Services segment) that accounted for 10.4% of the Company’s total revenues. The loss of one or more of its major customers could have a material adverse effect on the Company’s business.

In 2003, revenue from property management and from user customers with whom the Company has outsourcing contracts constituted approximately 20.3% and 44.6%, respectively, of the Company’s total revenues. The Company’s property management contracts can generally be cancelled upon 30 days notice by either party, and its outsourcing services contracts are typically for multi-year terms with options to renew. Accordingly, contracts representing a significant percentage of the Company’s revenues are terminable on short notice or may be scheduled to expire in any one year. The Company has been successful in retaining and renewing a significant portion of its contracts but may not be able to do so in the future. Moreover, increased competition may force the Company to renew such contracts on less favorable terms.

Long-Term Growth.   The Company will continue to focus on additions to its base business that should be less impacted by economic down cycles over time and are expected to create long-term growth. The Company’s historical growth and any significant future growth will continue to place demands on the Company’s resources. The Company’s future success and profitability will depend, in part, on its ability to enhance its management and operating systems, manage and adapt to rapid changes in technology, obtain financing for capital expenditures or strategic acquisitions and retain employees and customers through periods of internal changes. The Company may not be able to successfully manage any significant expansion or obtain adequate financing for such expansion on favorable terms, if at all. In addition, the Company is impacted by cycles in the general economy and the commercial real estate industry and, as a result, its growth strategy is directly impacted by those economic cycles.

Acquisitions.   The Company may pursue strategic acquisitions in the future. However, the Company may not be able to acquire businesses on favorable terms, and may have to use a substantial portion of its capital resources for any such acquisitions. Challenges and issues commonly encountered in strategic acquisitions include:

•       diversion of management’s attention to assimilating the acquired business;

•       maintaining employment relationships with the Company’s employees and employees of an acquired business;

•       adverse short-term effects on operating results;

•       integrating financial and other administrative systems;

•       amortization of any acquired intangible assets; and

•       maintaining uniform standards, controls, procedures and policies.

In addition, the acquired businesses’ customers could cease to do business with the Company. Potential conflicts between the Company’s customers and those of an acquired business could threaten its business relationships. If the Company is not able to manage these risks, its business could suffer significantly.

International Operations.   The Company operates in several markets outside the United States and is subject to the risks common for international operations and investments in foreign countries. These risks include:

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

•       nationalization and expropriation; and

•       war and civil disturbances.

Fluctuations in Quarterly Operating Results.   In recent years, the Company’s revenues have been lower in each of the first three quarters than in the fourth quarter because its customers tend to close transactions toward the end of their fiscal years (typically the calendar year). This causes the Company to earn a significant portion of its revenues under transaction-oriented service contracts in the fourth quarter.

In addition, a growing portion of the Company’s outsourcing contracts provide for bonus payments if it achieves certain performance targets. These incentive payments are generally earned in the fourth quarter. Furthermore, revenues can be influenced by the timing of significant individual transactions. The Company plans its capital and operating expenditures based on its expectations of future revenues. If revenues are below expectations in any given quarter, the Company may be unable to adjust expenditures to compensate for any unexpected revenue shortfall. The Company’s business could suffer as a consequence.

Competition.   The Company competes in several market segments within the commercial real estate industry, each of which is highly competitive on an international, national and local level. The Company faces competition from other real estate services providers, consulting firms and in-house corporate real estate and outsourcing services departments. The adverse consequences of intense competition may include loss of customers and downward pressure on pricing. In recent years, there has been a significant increase in real estate ownership by REITs, many of which self-manage most of their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third party service providers, decrease the demand for the Company’s services and thereby significantly increase its competition.

Environmental Liability.   Various laws and regulations impose liability on real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In the Company’s role as a property or facility manager or developer, the Company could be held liable as an operator for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether the Company knew of, or was responsible for, the presence of the hazardous or toxic substances. If the Company fails to disclose environmental issues, the Company could also be liable to a buyer or lessee of the property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. If the Company incurs any such liability, its business could suffer significantly.

Anti-takeover Considerations.   Certain provisions of the Company’s certificate of incorporation, bylaws and certain provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for its common stock. These provisions include:

•       Staggered Board of Directors.  The Company’s Board of Directors is divided into three classes serving terms currently expiring in 2004, 2005 and 2006. Because the Company’s Board of Directors is divided into classes, members of its Board of Directors may only be removed from office prior to the expiration of their terms if such removal is for “cause.” Therefore, the staggered terms of directors may limit the ability of holders of common stock to complete a change of control.

•       Stockholder Proposals.  The Company’s stockholders must follow an advance notification procedure for certain stockholder nominations of candidates for the Company’s Board of Directors and for certain other business to be conducted at any stockholders’ meeting. This limitation on stockholder proposals could inhibit a change of control.

•       Special Meetings of the Stockholders.  Subject to limited exceptions, special meetings of stockholders may be called only by the Chairman of the Board of Directors or a majority of the members of the Board of Directors. This limitation on special meetings of the stockholders could inhibit a change of control.

•       Preferred Stock.  The Company’s certificate of incorporation authorizes the Company’s Board of Directors to issue up to 30,000,000 shares of preferred stock having such rights as may be designated by the Company’s Board of Directors, without stockholder approval. The issuance of such preferred stock could inhibit a change of control.

•       Delaware Anti-takeover Statute. Section 203 of the Delaware General Corporation Law restricts certain business combinations with interested stockholders upon their acquiring 15% or more of the Company’s common stock. This statute may have the effect of inhibiting a non-negotiated merger or other business combination.

Available Information

The Company’s Internet address is www.trammellcrow.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 2001 Ross Avenue, 3400 Trammell Crow Center, Dallas, Texas 75201 and consist of approximately 46,898 square feet of leased office space. The Company’s telephone number at such address is (214) 863-3000. The Company’s lease at its executive offices will expire on December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

The Company and one of its subsidiaries are defendants in a lawsuit styledBank One Oklahoma, N.A. (the “Bank”), et al. v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, pending in the US District Court for the Northern District of Illinois, originally filed on April 2, 2003. The claims asserted by the plaintiffs relate to a sale/leaseback transaction involving a property in Oklahoma City previously owned by the Bank. The suit alleges breach of contract, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation and fraudulent concealment against the Company and/or its subsidiary and alleges that the plaintiffs have been damaged in an unspecified amount in excess of $15.0 million. The plaintiffs seek to recover actual damages, punitive damages and reasonable attorneys’ fees. The suit is in the process of discovery, and no trial date has been set. As of the date of this Form 10-K, the outcome of the suit cannot be predicted with any certainty, and the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome. While the Company cannot predict with any certainty the outcome of this matter, the Company currently believes the plaintiffs’ claims are without merit and is vigorously defending the lawsuit.

From time to time, the Company is involved in other litigation matters that arise in the ordinary course of its business, some of which involve claims for damages which are substantial in amount. The ultimate liability for these matters cannot be determined. However, based on the information currently available, the Company does not believe that the resolution of any such matters to which it is currently a party will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “TCC.” At March 1, 2004, 37,033,667 shares were held by approximately 1,281 stockholders of record. The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Transaction Tape on a quarterly basis for the last two fiscal years.

	High	Low
2002:
First Quarter	$15.17	$11.10
Second Quarter	$15.85	$13.07
Third Quarter	$14.45	$9.36
Fourth Quarter	$10.34	$8.40
2003:
First Quarter	$9.67	$7.75
Second Quarter	$10.68	$7.75
Third Quarter	$13.05	$10.50
Fourth Quarter	$14.15	$11.30

The Company has not historically paid dividends and does not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of the Company’s indebtedness. Provisions in agreements governing the Company’s long-term indebtedness limit the amount of dividends that the Company may pay to its stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In May 2001, the Company announced that its Board of Directors approved a stock repurchase program. The repurchase program contemplated the repurchase of up to $15.0 million of the Company’s common stock from time to time in open market purchases or through privately negotiated transactions. The repurchase program was completed during the second quarter of 2003 and resulted in the repurchase of 1,593,900 shares at an average cost of $9.41 per share. The purchases were made with funds generated from operations and existing cash. The Company placed the repurchased shares in treasury. The Company intends to reissue such shares in connection with the Company’s employee stock purchase plan and option exercises or restricted stock grants under the Company’s long-term incentive plan and other equity-based incentive plans, as well as for other corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is set forth under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, have been audited by Ernst & Young LLP, independent auditors, whose report thereon appears elsewhere herein.

The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto contained elsewhere in this report.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the three quarterly periods ended September 30, 2003 and the year ended December 31, 2002, have been reclassified to conform to the presentation for the year ended December 31, 2003. As a result, certain balances differ from the amounts reported in previously filed documents. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Income from Discontinued Operations, Net of Income Taxes,” for additional information.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except share and per share data)
Statement of Operations Data:
REVENUES:
User Services:
Facilities management	$108,339	$151,515	$201,573	$233,756	$208,936
Corporate advisory services	104,300	143,536	115,599	108,414	123,335
Project management services	31,404	53,430	52,973	58,134	65,500
	244,043	348,481	370,145	400,304	397,771
Investor Services:
Property management	155,425	165,081	174,279	147,613	143,727
Brokerage	135,699	145,761	115,463	95,657	95,593
Construction management	24,860	22,672	13,082	10,006	10,736
	315,984	333,514	302,824	253,276	250,056
Development and construction	73,288	90,528	76,630	55,112	44,277
	633,315	772,523	749,599	708,692	692,104
Gain on disposition of real estate	40,653	47,119	28,456	24,218	13,420
Other	2,284	1,738	1,596	1,186	2,308
	676,252	821,380	779,651	734,096	707,832
COSTS AND EXPENSES:
Salaries, wages and benefits	359,837	437,891	477,628	472,810	452,195
Commissions	97,838	119,702	94,655	87,396	98,957
General and administrative	109,034	128,448	138,308	133,736	120,516
Depreciation	8,431	12,544	15,811	15,236	15,001
Amortization	8,105	9,335	8,164	2,579	1,991
Interest	9,507	16,947	15,057	10,219	7,074
Writedowns due to impairment of goodwill, intangibles and investments	—	40,347	31,968	—	—
Change in fair value of interest rate swap agreement	—	—	4,809	—	—
Restructuring charges	—	—	10,952	—	—
	592,752	765,214	797,352	721,976	695,734
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	$83,500	$56,166	$(17,701)	$12,120	$12,098
Income tax (expense) benefit	(32,761)	(22,492)	5,893	(5,402)	(4,906)
Minority interest, net of income taxes	(10,828)	(2,567)	880	1,619	1,231
Income from investments in unconsolidated subsidiaries, net of income taxes	14,532	4,347	5,717	4,961	9,839
Income (loss) from continuing operations	54,443	35,454	(5,211)	13,298	18,262
Income from discontinued operations, net of income taxes(1)	—	—	—	3,355	2,778
Net income (loss)	$54,443	$35,454	$(5,211)	$16,653	$21,040

Statement of Operations Data (Continued):
Income (loss) per share from continuing operations:
Basic	$1.56	$1.02	$(0.15)	$0.38	$0.51
Diluted(2)	$1.50	$0.98	$(0.15)	$0.36	$0.49
Income per share from discontinued operations, net of income taxes:
Basic	$—	$—	$—	$0.09	$0.08
Diluted	$—	$—	$—	$0.09	$0.08
Earnings (loss) per share:
Basic	$1.56	$1.02	$(0.15)	$0.47	$0.59
Diluted(2)	$1.50	$0.98	$(0.15)	$0.45	$0.57
Weighted average common shares outstanding:
Basic	34,991,707	34,851,738	35,356,710	35,741,754	35,572,493
Diluted(2)	36,411,063	36,147,744	35,356,710	36,797,012	36,780,515
Other Data:
Calculation of EBITDA(3) and EBITDA, as adjusted(4):
Net income (loss)	$54,443	$35,454	$(5,211)	$16,653	$21,040
Income tax expense (benefit)(5)	35,154	23,681	(926)	13,391	14,350
Depreciation	8,431	12,544	15,811	15,236	15,001
Amortization	8,105	9,335	8,164	2,593	1,995
Interest expense	9,507	16,947	15,057	10,346	7,369
EBITDA(3)	115,640	97,961	32,895	58,219	59,755
Writedowns due to impairment of goodwill, intangibles, and investments	—	40,347	31,968	—	—
Minority interest related to goodwill writedown, before income tax expense	—	—	(2,346)	—	—
Change in fair value of interest rate swap agreement	—	—	4,809	—	—
Restructuring charges	—	—	10,952	—	—
EBITDA, as adjusted(4)	$115,640	$138,308	$78,278	$58,219	$59,755
Net cash provided by (used in) operating activities	$(2,902)	$40,631	$28,826	$71,863	$48,769
Net cash provided by (used in) investing activities	(19,267)	(45,489)	(7,862)	4,697	3,902
Net cash provided by (used in) financing activities	(18,249)	12,967	(38,542)	(36,614)	(25,060)
Balance Sheet Data:
Cash and cash equivalents	$47,528	$55,637	$38,059	$78,005	$105,616
Total assets	633,956	722,015	692,262	622,066	630,126
Long-term debt (excluding notes payable on real estate) and capital lease obligations	64,084	88,242	62,013	22,717	13,106
Notes payable on real estate(6)	134,827	148,098	158,226	113,807	103,267
Total liabilities	348,561	391,274	377,565	273,841	273,601
Minority interest	33,743	39,782	28,574	39,871	28,896
Stockholders’ equity	251,652	290,959	286,123	308,354	327,629

(1)           Income from discontinued operations includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to January 1, 2002, in which the Company retained or expects to retain no continuing involvement, in accordance with FAS 144. Dispositions of real estate assets have been and will continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144.

(2)           The weighted average shares outstanding used to calculate diluted earnings per share for 2001 excludes the dilutive effect of options, as their inclusion would have been anti-dilutive.

(3)           EBITDA represents earnings before interest, income taxes, depreciation and amortization. Management believes that EBITDA is a meaningful measure of the Company’s operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net earnings (determined in accordance with accounting principles generally accepted in the United States (“GAAP”)); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. Management also believes that EBITDA is sometimes useful to compare the operating results of companies within an industry due to the fact that it eliminates the effects of certain financing and accounting decisions. The Company’s calculation of EBITDA may differ from similarly titled items reported by other companies.

(4)           EBITDA, as adjusted, represents EBITDA (as described in note (3) above) before the 2000 and 2001 writedowns due to impairment of goodwill, intangibles and investments, net of related minority interest, the 2001 restructuring charges and the 2001 change in fair value of the Company’s interest rate swap agreement. Management believes these items are not likely to recur within two years, and that excluding these items provides a more comparable measure of the Company’s results over the five-year period.

(5)           Income tax (expense) benefit includes income taxes applicable to minority interest, income from investments in unconsolidated subsidiaries and discontinued operations, each of which is presented net of income taxes in the Company’s consolidated statements of operations.

(6)           Notes payable on real estate includes current portion of notes payable on real estate, notes payable on real estate, less current portion and notes payable included in liabilities related to real estate and other assets held for sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the other information included in Item 15(a)(1) and (2) of this Annual Report on Form 10-K.

Overview

The Company’s Global Services revenue streams consist primarily of payments made pursuant to service contracts and variable transaction-oriented payments. The Company typically receives base monthly fees from customers for services provided under its facilities management and property management contracts. The fees received by the Company for the provision of transaction services (corporate advisory services and brokerage) are typically paid in connection with the consummation of a transaction such as the purchase or sale of commercial property or the execution of a lease. The Company also earns fees from project and construction management that are typically determined by the size and cost of the project. The arrangement may be part of a management service contract or an individual project engagement. In addition, the Company earns incentive fees under various management contracts that are based on quantitative and/or qualitative criteria, such as achieving cost savings levels or certain customer service ratings.

The Company’s Development and Investment revenue streams consist primarily of payments related to individual real estate development projects. Revenues from the Company’s development activities consist of development and construction fees, which are typically based upon a negotiated percentage of a project’s cost, and incentive development fees for completing a development project under budget, within certain critical time deadlines and/or for achieving specified leasing targets. Income from the Company’s investment activities primarily consists of gain on disposition of real estate and income from unconsolidated subsidiaries that hold real estate assets. The Company’s Development and Investment revenue streams also include rental revenue earned by the Company’s consolidated operating real estate properties. The Company has limited control over the timing of the disposition of these investments and the recognition of any related gain or loss. Because the disposition or impairment of a single significant investment can impact the Company’s financial performance in any period, these investment activities create fluctuations in the Company’s revenues. Because the Company’s investment strategy typically entails making relatively modest investments alongside its investor customers, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets.

During 2003, the Company’s business continued to be adversely impacted by the weakness of the economy as a whole. The downturn in the economy and its resultant work force layoffs and business failures have led to higher than normal vacancy rates in many markets. That fact, coupled with uncertainty as to the timing of any economic recovery, has negatively impacted the timing and the amount of revenues and profits generated from several of the Company’s services, including project leasing, investment sales, tenant representation, construction management and development and investment activities. However, in the fourth quarter of 2003, the Company experienced significant increases from the amount reported in the fourth quarter of 2002 in its brokerage, corporate advisory services and construction management service lines (29.3%, 18.0% and 8.9%, respectively), as there were signs of possible economic recovery. Development and investment activities, however, continued to be impacted by the downturn in the economy, largely due to the decrease in the Company’s development starts in recent years.

The Company’s expenses typically consist of salaries, wages and benefits, commissions, general and administrative expenses, depreciation and amortization expense and interest. Salaries, wages and benefits and commissions constitute a majority of the Company’s total costs and expenses.

Over the last three years, an average of 53.5% of the Company’s income (loss) from continuing operations (adjusted to add back non-recurring charges in 2001 relating to writedowns due to impairment of goodwill, intangibles and investments, net of related minority interest, the 2001 restructuring charges and change in fair value of the Company’s interest rate swap agreement, net of interest expense offset) has been generated in the fourth quarter, due primarily to a demonstrated tendency of participants in the commercial real estate industry to complete transactions toward year-end. In addition, certain of the Company’s property management and outsourcing contracts provide for incentive payments if the Company achieves certain performance targets, which are generally recognized in the fourth quarter. In contrast, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. See “—Quarterly Results of Operations and Seasonality.”

Critical Accounting Policies

Management of the Company is required to make certain estimates and assumptions in connection with the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Certain of the Company’s accounting policies and estimates have a more significant impact on its financial statements than others, due to the magnitude of the underlying financial statement elements.

Consolidation

The Company’s determination of the appropriate accounting method with respect to its investments in subsidiaries is based on the amount of control the Company has (combined with its ownership interest) in the underlying entity, or, if the entity is a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”),

based on the factors described in the following paragraph. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and other subsidiaries over which the Company has control. In addition, with respect to entities formed subsequent to January 31, 2003, the Company consolidates any VIE of which the Company is the primary beneficiary. The Company’s investments in subsidiaries (including VIEs of which the Company is not the primary beneficiary) in which it has the ability to exercise significant influence over operating and financial policies, but does not control (including subsidiaries where the Company has less than 20% ownership), are accounted for on the equity method. All other investments of the Company are accounted for on the cost method.

The Company determines if an entity is a VIE under FIN 46 based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support provided by any parties, including equity holders. The Company makes judgments regarding the sufficiency of the equity at risk based first on qualitative analysis, then quantitative analysis if necessary. In a quantitative analysis, the Company incorporates various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, the Company then determines whether it will absorb the majority of expected losses and/or receive the majority of expected returns, and if so, consolidates the entity as the primary beneficiary. The Company is not required to reconsider the entity’s VIE status if the entity incurs losses that exceed expectations, but is required to reconsider the status if the structure of the entity changes. The Company determines whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If the Company made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

The Company does not have any unconsolidated investments in VIEs with respect to entities formed subsequent to January 31, 2003. The Company will apply the provisions of FIN 46R (a revision of FIN 46) as of March 31, 2004 to entities formed prior to February 1, 2003 that are not considered to be special-purpose entities. None of the entities in which the Company has an investment are considered to be special-purpose entities.

Accounting for an investment as either consolidated or by the equity method would have no impact on the Company’s net income (loss) or stockholders’ equity in any accounting period, but a change in treatment would impact individual income statement and balance sheet items, as consolidation would effectively “gross up” the Company’s income statement and balance sheet. However, if control aspects of an investment accounted for by the cost method were different, it could result in the Company being required to account for an investment by consolidation or by the equity method. Under the cost method, the investor only records its share of the underlying entity’s earnings to the extent that it receives dividends from the investee; when the dividends received by the investor exceed the investor’s share of the investee’s earnings subsequent to the date of the investor’s investment, the investor records a reduction in the basis of its investment. Under the cost method, the investor does not record its share of losses of the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss, to the extent of its investment or its guarantees of the underlying entity’s debt. At December 31, 2003, $2.5 million of the Company’s $65.0 million total investment in unconsolidated subsidiaries relates to investments that are accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on the evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, which has four basic criteria that must be met before revenue is recognized:

•       existence of persuasive evidence that an arrangement exists;

•       delivery has occurred or services have been rendered;

•       the seller’s price to the buyer is fixed and determinable; and

•       collectibility is reasonably assured.

The Company’s various revenue recognition policies are consistent with these criteria. The revenues of the Company’s business that are subject to the most judgment are its brokerage commission revenues and incentive-based management and development fees.

The Company’s brokerage commission revenues are comprised of commissions earned for investment sales, project leasing and tenant representation transactions. Revenues from investment sales transactions are recognized upon the closing of a sale and are generally paid to the Company by the seller out of the sale proceeds; therefore, there is generally no estimation or judgment involved in the recognition of these revenues. Project leasing and tenant representation commissions are generally recorded half upon execution of a lease contract, and the remainder upon tenant occupancy. The Company performs thousands of project leasing and tenant representation transactions annually, each of which is typically governed by a separate commission agreement. While the majority of these agreements generally provide that half of the commission is earned upon execution of a lease contract and half upon tenant occupancy, agreements do vary as to their terms and complexity, usually due to negotiation of the commission agreement language with the customer. If there are any contingencies with respect to any portion of the commission, that portion of the commission is not recognized as revenue until the contingency is resolved. The unique nature and complexity of each brokerage transaction require the Company to use varying levels of judgment in determining timing of revenue recognition. The judgment involved in revenue recognition is understanding the complex terms of the agreements and determining the appropriate time to recognize revenue for each transaction based on such terms. Each transaction is evaluated to determine: (1) at what point in time revenues are earned, (2) whether there are contingencies involved that would impact the timing of recognition of revenue, and (3) how and when such contingencies will be resolved. The actual timing of revenue recognition could vary if different judgments were made.

The Company earns incentive development and management fees from its development services, property management services and certain services provided to user customers in the Company’s Global Services segment, including facilities management services, project management services and corporate advisory services. These fees are recognized when quantitative criteria have been met (such as specified leasing or budget targets, customer service levels, or achieved levels of operating expense savings) or, for those incentive fees based on qualitative criteria, upon approval of the fee by the customers. The Company’s incentive development and management fee revenues are not recognized to the extent that such revenues are subject to future performance contingencies, but rather once the contingency has been resolved. Certain of these fees may require estimates and judgment by the Company and, as such, actual revenue may differ from the Company’s estimates.

Carrying Value of Real Estate, Goodwill and Intangible Assets

As of December 31, 2003, the Company’s total real estate, goodwill and intangible assets were $167.0 million, $74.3 million and $5.9 million, respectively (26.5%, 11.8% and 0.9% of total assets, respectively). Goodwill reflects the excess of the purchase price over the fair value of the net assets of real estate service companies acquired by the Company primarily in 1998 and 1999. Intangible assets primarily include management contracts and employment/non-compete agreements for certain employees entered into in connection with these acquisitions and in connection with the hiring of certain other employees. Intangible assets also include upfront cash payments made to customers and certain contract acquisition costs incurred upon initiation of new long-term outsourcing contracts. The Company accounts for its real estate, goodwill and other intangibles in accordance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) and FAS 144. These statements require the Company to evaluate the carrying value of its real estate, goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates developed by the Company may differ from actual results. If different assumptions and estimates were used, carrying values could be adversely impacted, resulting in writedowns that would adversely affect the Company’s earnings.

Real Estate

With respect to the Company’s real estate assets, FAS 144 establishes restrictive criteria to classify an asset as “held for sale.” At December 31, 2003, assets included in real estate held for sale include only completed assets or land for sale in its present condition that meet all of the FAS 144 “held for sale” criteria. All other real estate assets are classified in one of the following line items in the Company’s balance sheet: (i) real estate under development (current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate under development (non-current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iii) real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced. Any asset reclassified from real estate held for sale to real estate under development (current or non-current) or real estate held for investment is measured individually at the lower of its carrying amount before it was classified as “held for sale,” adjusted (in the case of real estate held for investment) for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment, or the fair value at the date of the reclassification.

Real estate held for sale is recorded at the lower of cost or estimated fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows or market comparisons, is less than its carrying amount, an allowance is recorded against the asset.

Real estate under development and real estate held for investment are carried at cost less depreciation, as applicable. When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis or market comparisons. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over estimated useful lives, generally 39 years. Tenant improvements included in real estate held for investment are amortized using the straight-line method over the shorter of their estimated useful life or the terms of the respective leases.

The Company evaluates each of its real estate assets on a quarterly basis in order to determine the classification of each asset in the Company’s balance sheet. This evaluation requires judgment by the Company in determining certain criteria that must be evaluated under FAS 144, such as the estimated time to complete assets that are under development and the timeframe in which the Company expects to sell its real estate assets. The classification of real estate assets determines which real estate assets are to be depreciated as well as what method is used to evaluate and measure impairment. Had the Company evaluated its assets differently, the balance sheet classification of such assets, depreciation expense and impairment losses could have been different.

When acquiring real estate with existing buildings, the Company allocates the purchase price between land, building and intangibles related to in-place leases, if any, based on their relative fair values. The fair values of acquired land and buildings are determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition. The fair value of in-place leases includes the value of net lease intangibles for above or below-market rents and tenant origination costs, determined on a lease by lease basis using assumptions for market rates, absorption periods, lease commissions and tenant improvements. The capitalized values for both net lease intangibles and tenant origination costs are amortized over the term of the underlying leases. Amortization related to net lease intangibles is recorded as either an increase to or a reduction of rental income and amortization for tenant origination costs is recorded to amortization expense. If the Company used different estimates in these valuations, the allocation of purchase price to each component could differ, which could cause the amount of amortization related to lease intangibles and tenant origination costs to be different, as well as depreciation of the related building.

FAS 144 extends the reporting of a discontinued operation to a “component of an entity,” and further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in FAS 144, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of the Company’s real estate assets is generally accounted for in a discrete subsidiary, almost every real estate asset constitutes a component of an entity under FAS 144, increasing the likelihood that the disposition of assets the Company holds for sale in the ordinary course of business must be reported as a discontinued operation unless the Company has significant continuing involvement in the operations of the asset after its disposition. Furthermore, operating profits and losses on such assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur.

Goodwill

Under FAS 142, which was effective January 1, 2002, the Company determined its reporting units, which are the basis of its future annual goodwill impairment tests. The required impairment tests are based on a comparison of the fair value of each of the Company’s reporting units to the carrying value of such unit. A writedown of goodwill must be recorded if the fair value of a reporting unit falls below its carrying value. The Company has identified its reporting units to mirror its two segments, Global Services and Development and Investment, as each segment’s underlying business units have similar long-term economic characteristics and service deliveries. If the Company defined its reporting units differently, the results of its annual impairment tests could be impacted. The Company performed its required annual impairment tests of goodwill in 2003, and has determined that no impairment of goodwill exists at December 31, 2003.

Also, under FAS 142, effective January 1, 2002, goodwill is no longer amortized, which would have decreased 2001 net loss by approximately $2.7 million ($0.08 per share) had FAS 142 been in effect in 2001.

Intangible Assets

The Company’s intangible assets are evaluated for impairment when indicators of impairment are present. Impairment losses are recorded when estimates of undiscounted future cash flows are less than the value of the underlying asset. The amount of any impairment loss is calculated as the excess of the intangible asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis. The determination of future cash flows is based on assumptions and estimates of forecasted financial information that may differ from actual results.

In 2002, the Company recognized a writedown of $1.1 million (recorded as a reduction of facilities management revenues) due to the impairment of an intangible related to an upfront cash payment made to a customer upon inception of a management contract in a previous period. The Company and the customer mutually agreed to terminate the contract in 2002. Also, in 2001 the Company recognized a writedown of $2.1 million (recorded as a reduction of project management services revenues) due to the impairment of an intangible related to an upfront contract payment made to a customer upon inception of the underlying agreement in a previous period. The Company had determined that the future cash flows from the underlying contract did not support the value of the intangible, and it was the Company’s intent to terminate the contract. The Company and the customer mutually agreed to terminate the contract in 2002.

The Company has considered the average life of its management contracts to determine the period over which to amortize intangible assets related to acquired management contracts, which is the Company’s estimate of the useful life of the underlying management contracts. This estimate requires judgment by the Company, and had the Company chosen a shorter time period over which to amortize such intangible assets, amortization expense would have increased, adversely impacting the Company’s results of operations. The Company amortizes intangible assets resulting from employment/non-compete agreements to compensation expense over the period of time that future services to the Company are required, as stipulated in the applicable agreement, or over the period of time that the employee is obligated to repay such amounts to the Company if his employment is terminated. Intangible assets related to upfront cash payments made to customers and certain contract acquisition costs are amortized as a reduction of the related revenue over the non-cancelable term of the underlying contract.

Self-Insurance

The Company is self-insured for portions of its health and workers’ compensation benefits to employees and general and automotive liability claims.

The Company self-insures (through a health and welfare benefit trust) its health insurance benefits provided to substantially all of its employees and has purchased stop-loss insurance to cover individual claims in excess of $250,000. On a quarterly basis, the Company utilizes an independent actuary to evaluate the estimate of incurred but not reported claims under the Company’s health insurance programs. Each quarter, the Company adjusts its accrual to this estimate plus its share of unpaid reported claims. The actuarial estimate of the Company’s exposure to health insurance claims is subjective, and the amount of claims actually incurred could differ, which could result in increased or decreased expense in future periods. As of December 31, 2003, the Company’s liability to the trust, primarily for unpaid claims (both reported and not reported) related to these health insurance benefits, is $3.0 million, included in accrued expenses on the Company’s consolidated balance sheet.

The Company’s wholly-owned captive insurance company, which is subject to applicable insurance rules and regulations, insures the Company’s exposure related to workers’ compensation benefits provided to employees, and buys excess coverage from an unrelated insurance carrier. The Company buys general liability and automotive insurance through an unrelated insurance carrier. The captive insurance company reinsures the deductibles. Given the nature of these types of claims, it may take several years for resolution and determination of the cost of these claims. The Company is required to estimate the cost of these claims in its financial statements. Exposure to workers’ compensation, general liability and automotive claims is evaluated on an annual basis during the Company’s fourth quarter by an independent actuary.

The Company adjusts its annual expense based on this actuarial estimate, and utilizes this estimate as the basis for the next year’s expense, until the actuary calculates the next annual estimate. The estimates that the Company utilizes to record its potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2003, the Company’s reserve for claims under these insurance programs is $9.3 million, of which $2.8 million is included in other current liabilities and the remainder is included in other liabilities on the Company’s consolidated balance sheet.

Results of Operations

The following table sets forth items from the Company’s consolidated statements of operations for each of the three years in the period ended December 31, 2003, as a percent of total revenue for the periods indicated.

	Years Ended December 31,
	2001	2002	2003
REVENUES:
User Services:
Facilities management	25.9%	31.8%	29.5%
Corporate advisory services	14.8%	14.8%	17.4%
Project management services	6.8%	7.9%	9.3%
	47.5%	54.5%	56.2%
Investor Services:
Property management	22.4%	20.1%	20.3%
Brokerage	14.8%	13.0%	13.5%
Construction management	1.7%	1.4%	1.5%
	38.9%	34.5%	35.3%
Development and construction	9.8%	7.5%	6.3%
	96.2%	96.5%	97.8%
Gain on disposition of real estate	3.6%	3.3%	1.9%
Other	0.2%	0.2%	0.3%
	100.0%	100.0%	100.0%
COSTS AND EXPENSES:
Salaries, wages and benefits	61.3%	64.4%	63.9%
Commissions	12.2%	11.9%	14.0%
General and administrative	17.7%	18.2%	17.0%
Depreciation	2.0%	2.1%	2.1%
Amortization	1.1%	0.4%	0.3%
Interest	1.9%	1.4%	1.0%
Writedowns due to impairment of goodwill, intangibles and investments	4.1%	—%	—%
Change in fair value of interest rate swap agreement	0.6%	—%	—%
Restructuring charges	1.4%	—%	—%
	102.3%	98.4%	98.3%
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(2.3)%	1.6%	1.7%
Income tax expense (benefit)	0.8%	(0.7)%	(0.7)%
Minority interest, net of income taxes	0.1%	0.2%	0.2%
Income from investment in unconsolidated subsidiaries, net of income taxes	0.7%	0.7%	1.4%
Income (loss) from continuing operations	(0.7)%	1.8%	2.6%
Income from discontinued operations, net of income taxes	0.0%	0.5%	0.4%
Net income (loss)	(0.7)%	2.3%	3.0%

Results of Operations—Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the three quarterly periods ended September 30, 2003 and the year ended December 31, 2002, have been reclassified to conform to the presentation for the year ended December 31, 2003. As a result, certain balances differ from the amounts reported in previously filed documents. See Income (Loss) from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Years Ended December 31,
	2003	2002	$ Change	% Change
	($ in millions)
REVENUES:
User Services:
Facilities management	$209.0	$233.8	$(24.8)	(10.6)%
Corporate advisory services	123.3	108.4	14.9	13.7%
Project management services	65.5	58.1	7.4	12.7%
	397.8	400.3	(2.5)	(0.6)%
Investor Services:
Property management	$143.7	$147.6	$(3.9)	(2.6)%
Brokerage	95.6	95.7	(0.1)	(0.1)%
Construction management	10.7	10.0	0.7	7.0%
	250.0	253.3	(3.3)	(1.3)%
Development and construction	44.3	55.1	(10.8)	(19.6)%
	692.1	708.7	(16.6)	(2.3)%
Gain on disposition of real estate	13.4	24.2	(10.8)	(44.6)%
Other	2.3	1.2	1.1	91.7%
	707.8	734.1	(26.3)	(3.6)%
COST AND EXPENSES:
Salaries, wages and benefits	452.2	472.8	(20.6)	(4.4)%
Commissions	98.9	87.4	11.5	13.2%
General and administrative	120.5	133.8	(13.3)	(9.9)%
Depreciation	15.0	15.2	(0.2)	(1.3)%
Amortization	2.0	2.6	(0.6)	(23.1)%
Interest	7.1	10.2	(3.1)	(30.4)%
	695.7	722.0	(26.3)	(3.6)%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	12.1	12.1	—	—%
Income tax expense	(4.9)	(5.4)	0.5	(9.3)%
Minority interest, net of income taxes	1.2	1.6	(0.4)	(25.0)%
Income from investments in unconsolidated subsidiaries, net of income taxes	9.8	5.0	4.8	96.0%
Income from continuing operations	18.2	13.3	4.9	36.8%
Income from discontinued operations, net of income taxes	2.8	3.4	(0.6)	(17.6)%
Net income	$21.0	$16.7	$4.3	25.7%

Revenues.   Facilities management revenue decreased primarily due to the Company’s exit from certain unprofitable contracts and the loss of other customers during 2002 and the first half of 2003, including certain customer relationships terminated as part of the Company’s wind-down of its centralized call center operations. Reimbursement of salaries, wages, benefits, and out-of-pocket general and administrative costs, a component of facilities management revenue, decreased $10.4 million in 2003, compared to 2002. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

Corporate advisory services revenues began to increase from the prior year in the second quarter 2003 as customers began showing less reluctance to make new real estate commitments. In addition, during 2003 the Company increased the number of tenant representation brokers as part of its focus on expanding its brokerage network. The Company was successful in closing several significant tenant representation transactions and other transactions on behalf of its user customers.

Project management revenue growth was primarily due to the addition of new customers and the expansion of services provided to existing customers. The growth was partially offset by the sale of a majority of the operations of the Company’s joint venture with Savills into the Asia-Pacific region (“Trammell Crow Savills Asia-Pacific”) and the termination of a contract in the fourth quarter of 2002.

The decrease in property management revenue was primarily the result of a reduction in square footage under management in 2003, in addition to the Company’s sale of its mall management business to an affiliate of Faison Enterprises, Inc. (the “Faison Sale”) in the first quarter of 2002.

Brokerage revenue remained relatively flat from 2002 to 2003. However, revenues in the fourth quarter of 2003 were significantly ahead of the comparable period in the prior year. This is in part the result of an increase in the number of project leasing and investment sales brokers, as part of the Company’s focus on expanding its brokerage network. In addition, the Company was successful in closing several significant transactions in the 2003 fourth quarter, driven by stabilization of the economy and decreasing reluctance on the part of customers to make new real estate commitments.

Construction management revenue is generated from services including space planning and tenant finish coordination for investor customers in conjunction with property management and leasing assignments, and is directly related to tenants’ real estate demands. Revenues remained relatively flat from 2002 to 2003.

The decrease in development and construction revenue was primarily due to a $5.9 million decrease in rental revenue from operating real estate properties, resulting from the sale of various operating properties that generated rental revenue in 2002. In addition, development and construction fees decreased due to the downturn in the economy, which has resulted in a decrease in the Company’s development starts in recent years. Typically, the impact of decreases and increases in the Company’s development starts is not reflected in results immediately and the Company experienced the consequences of reduced previous periods’ starts in its development and construction revenues for 2003. These decreases in revenue were offset in 2003 by $1.6 million of revenue relating to the Company’s receipt of a distribution from a cost method investment. This distribution was the result of the disposition of the underlying real estate project.

The Company’s gain on disposition of real estate decreased significantly in 2003 from 2002. In 2003, the Company sold 19 real estate projects for an aggregate net sales price of $67.1 million, resulting in an aggregate gain on disposition of $13.4 million, including recognition of deferred gain of $0.3 million relating to a disposition in a previous period. In 2002, the Company sold 36 real estate projects for an aggregate net sales price of $142.1 million, resulting in an aggregate gain on disposition of $24.2 million, including recognition of deferred gain of $0.9 million relating to dispositions in previous periods.

Some of the Company’s development resources focus on providing development services to investor customers that invest in speculative commercial real estate projects. Since the latter part of 1999, speculative real estate development has declined significantly. The decline reflects the fact that demand for new product in many of the markets in which the Company operates has declined as vacancy rates have risen with the overall downturn in the economy. As a result, the Company has responded by shifting focus and resources to user-driven development areas such as development and construction activities for healthcare and higher education customers and fee development for corporate customers.

Costs and Expenses.   Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by customers (“reimbursed employees”); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed (“unreimbursed employees”); and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. The decrease in 2003 was driven by a $23.9 million decrease in salaries and benefits for unreimbursed employees offset by a $3.3 million increase in salaries, wages and benefits for reimbursed employees. The decrease in unreimbursed salaries, wages and benefits is a result of the Company’s continued efforts to control costs as part of the Company’s cost reduction efforts undertaken beginning in the second quarter of 2001, in addition to a reduction in headcount resulting from the Faison Sale and wind-down of call center operations. These decreases in unreimbursed salaries, wages and benefits were partially offset by increases due to new hiring in 2003. The increase in reimbursed salaries, wages and benefits was driven by an increase in project management services provided to customers, offset by a reduction in headcount due to the wind-down of call center operations.

The increase in commission expense was primarily driven by the increase in the Company’s corporate advisory services revenue, which was the result of an increase in headcount of tenant representation brokers and the closing of several significant transactions during 2003 as the economy began to stabilize in the second half of 2003.

The overall decrease in general and administrative expenses was comprised of a $17.0 million decrease in costs that are not reimbursed by customers, offset by a $3.8 million increase in out-of-pocket general and administrative expenses that are reimbursed by customers. The decrease in unreimbursed general and administrative expenses for 2003 is the result of a $5.4 million decrease in pursuit cost expense, mainly due to a writeoff of capitalized pursuit costs in the second quarter of 2002 when negotiations on an international venture concluded unsuccessfully, as well as continuing efforts by the Company to control costs company-wide. In addition, costs were incurred in 2002 to restructure or exit outsourcing contracts that were unprofitable or otherwise judged likely to be unsuccessful in the long run. The overall decrease in general and administrative expenses in 2003 was partially offset by $5.9 million of writedowns on real estate due to impairment and provisions to reflect real estate held for sale assets at fair value less cost to sell recorded in 2003 as compared to $2.4 million of such writedowns and provisions in 2002.

Depreciation and amortization expenses decreased because certain non-compete agreements became fully amortized in 2002 and certain assets related to computer hardware became fully depreciated during 2003 and therefore were not depreciated for a full year in 2003. This was offset by an increase in depreciation expense related to real estate assets classified as held for investment, in accordance with FAS 144.

The decrease in interest expense is primarily the result of the dispositions in late 2002 of several operational real estate projects that incurred interest expense in 2002. Also, during 2003, the Company had lower average outstanding balances on its revolving line of credit.

Income from Continuing Operations Before Income Taxes, Minority Interest and Income from Investments in Unconsolidated Subsidiaries.   The Company’s income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries remained flat due to the fluctuations in revenues and expenses described above.

Minority Interest, Net of Income Taxes.   The decrease in minority interest income, net of income taxes, is primarily a result of decreased losses in 2003 in the Company’s consolidated international entities in which outside parties have an interest. This decrease was partially offset by an increase in minority interest income, net of income taxes, due to larger 2003 losses in certain consolidated real estate entities driven by 2003 charges for impairment of real estate.

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries. The Company’s share of income from such transactions is typically driven by its ownership percentage in the unconsolidated subsidiaries. The 2003 increase in income from unconsolidated subsidiaries was primarily driven by significant real estate sales by certain unconsolidated subsidiaries and increased income from the 10% investment that the Company owns in Savills, which it acquired upon initial formation of its strategic alliance with Savills.

Income from Continuing Operations.   The Company’s income from continuing operations in 2003 increased from the comparable period in the prior year, due to the fluctuations in revenues and expenses described above.

Income from Discontinued Operations, Net of Income Taxes.   Income from discontinued operations includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that were considered components of an entity under FAS 144 and in which the Company retained or expects to retain no continuing involvement. Dispositions of real estate assets have been and will continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144. In 2003, the Company sold four real estate projects that were considered discontinued operations for an aggregate net sales price of $25.1 million. These sales resulted in an aggregate gain on disposition of real estate (before income taxes) of $5.3 million. In 2002, the Company sold four real estate projects with a gain on disposition of real estate (before income taxes) of $6.6 million for an aggregate net sales price of $31.2 million.

Net Income.   Net income increased due to the fluctuations in revenues and expenses described above, in addition to a decrease in the Company’s effective tax rate driven by the increase in the Company’s income from its investment in Savills.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

	For the Years Ended December 31,
	2002	2001	$ Change	% Change
	($ in millions)
REVENUES:
User Services:
Facilities management	$233.8	$201.5	$32.3	16.0%
Corporate advisory services	108.4	115.6	(7.2)	(6.2)%
Project management services	58.1	53.0	5.1	9.6%
	400.3	370.1	30.2	8.2%
Investor Services:
Property management	147.6	174.3	(26.7)	(15.3)%
Brokerage	95.7	115.5	(19.8)	(17.1)%
Construction management	10.0	13.1	(3.1)	(23.7)%
	253.3	302.9	(49.6)	(16.4)%
Development and construction	55.1	76.6	(21.5)	(28.1)%
	708.7	749.6	(40.9)	(5.5)%
Gain on disposition of real estate	24.2	28.5	(4.3)	(15.1)%
Other	1.2	1.6	(0.4)	(25.0)%
	734.1	779.7	(45.6)	(5.8)%
COST AND EXPENSES:
Salaries, wages and benefits	$472.8	$477.6	$(4.8)	(1.0)%
Commissions	87.4	94.6	(7.2)	(7.6)%
General and administrative	133.8	138.3	(4.5)	(3.3)%
Depreciation	15.2	15.8	(0.6)	(3.8)%
Amortization	2.6	8.2	(5.6)	(68.3)%
Interest	10.2	15.1	(4.9)	(32.5)%
Writedowns due to impairment of goodwill, intangibles and investments	—	32.0	(32.0)	(100.0)%
Change in fair value of interest rate swap agreement	—	4.8	(4.8)	(100.0)%
Restructuring charges	—	11.0	(11.0)	(100.0)%
	722.0	797.4	(75.4)	(9.5)%
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	12.1	(17.7)	29.8	(168.4)%
Income tax (expense) benefit	(5.4)	5.9	(11.3)	(191.5)%
Minority interest, net of income taxes	1.6	0.9	0.7	77.8%
Income from investments in unconsolidated subsidiaries, net of income taxes	5.0	5.7	(0.7)	(12.3)%
Income (loss) from continuing operations	13.3	(5.2)	18.5	(355.8)%
Income from discontinued operations, net of income taxes	3.4	—	3.4	100.0%
Net income (loss)	$16.7	$(5.2)	$21.9	(421.2)%

Revenues.   Facilities management revenue growth primarily resulted from the addition of several new customers and the expansion of services provided to existing customers, offset by customer losses. The increase in revenue was partially offset by a charge to revenue of $1.1 million in 2002, due to the writedown for impairment in the value of an intangible asset. The intangible asset written down included upfront cash payments to a customer made upon inception of the underlying management contract in a previous year. The Company and the customer mutually agreed to terminate the contract in 2002 and accordingly, the value of the related intangible asset was written down to zero. Reimbursement of salaries, wages, benefits and out-of-pocket general and administrative costs, a component of facilities management revenue, increased $33.7 million to $180.9 million in 2002, from $147.2 million in 2001. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the structure of the underlying management agreements in effect in each period.

While the Company had a slight increase in the number of tenant representation brokers in 2002 as compared to 2001, corporate advisory services revenue decreased due to a reduction in transaction volume and value as a result of increased reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, which resulted in decreased demand for commercial space.

Revenues from project management services increased as a result of the addition of several new customers and the expansion of services provided to existing customers. The increase was partially offset by the loss of certain customers and a reduction in project spending by certain other user customers as a result of the deterioration in the economy. Additionally, 2001 revenues reflect a charge to revenue of $2.1 million due to the writedown for impairment in the value of an intangible asset comprised of upfront cash payments made to a customer upon inception of the underlying management agreement in a previous year. The Company determined that the future cash flows from the underlying agreement did not support the value of the intangible and it was the Company’s intent to terminate the agreement. The management agreement was subsequently terminated in 2002.

Property management revenue decreased, primarily as a result of the Faison Sale in the first quarter of 2002. Revenue also decreased due to an overall reduction in average square footage under management, as compared to the prior year, primarily as a result of the Company’s exit from certain unprofitable markets. Reimbursement of salaries, wages, benefits, and out-of-pocket general and administrative costs (a component of property management revenue) decreased from $83.4 million in 2001 to $70.1 million in 2002.

Brokerage revenue decreased due to a reduction in transaction volume and value as a result of increased reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook. The economic downturn resulted in decreased demand for commercial space, which, in turn, drove a decrease in the average number of project leasing and investment sales brokers employed by the Company during 2002, as compared to the prior year.

The decrease in construction management revenues from 2001 to 2002 is primarily attributable to a reduction in transaction volume due to increased reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy, in addition to a decrease in the average square footage managed by the Company. Also, a portion of the decrease in construction management revenues was driven by the Company’s disposition of several construction businesses in the second half of 2001 and in 2002.

Development and construction revenues decreased due to a decrease of $17.0 million in development fees and incentive development fees, as well as revenue generated from services including construction bidding and management, project closeout, and general contracting. The decrease is a result of a reduction in transaction volume due to an increasing reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook. In addition, rental revenues decreased $2.5 million in 2002, primarily due to the sale of various operating properties that generated rental revenues in 2001.

In 2002, the Company sold 36 real estate projects for an aggregate net sales price of $142.1 million, resulting in an aggregate gain on disposition of $24.2 million, including recognition of deferred gain of $0.9 million relating to dispositions in previous periods. In addition, in 2002 the Company sold four real estate projects with an aggregate net sales price of $31.2 million for which the Company did not have any significant continuing involvement in the operations of the projects after their disposal. The aggregate gain on disposition of $6.6 million (before income taxes) for these four sales is reflected as discontinued operations, rather than gain on disposition of real estate, in accordance with the requirements of FAS 144. In 2001, the Company sold 46 real estate projects for an aggregate net sales price of $170.4 million, resulting in an aggregate gain on disposition of $28.5 million (before income taxes), including recognition of deferred gain of $0.3 million relating to dispositions in previous periods.

Costs and Expenses.   The Company’s costs and expenses decreased in 2002, primarily due to the Company’s 2001 recognition of $32.0 million of writedowns due to impairment of goodwill, intangibles and investments, offset by $2.3 million of related minority interest income. In 2001, the Company also recorded $4.8 million due to the change in fair value of its interest rate swap agreement, which was offset by a benefit to interest expense of $0.6 million, and recorded $11.0 million in restructuring charges. See below for further discussion.

Salaries, wages and benefits expense decreased in 2002 due to a $28.2 million decrease in salaries and benefits for unreimbursed employees, as a result of the Company’s cost reduction efforts begun in second quarter 2001, offset by a $23.4 million increase in salaries and benefits for reimbursed employees associated with growth in reimbursed headcount (resulting primarily from growth in the Company’s outsourcing business).

The decrease in commission expense was primarily driven by the overall decrease in the Company’s corporate advisory services and brokerage revenue, due to a reduction in transaction volume and value as a result of increased reluctance on the part of customers and others to make new real estate commitments due to the downturn in the economy and uncertain economic outlook, which resulted in decreased demand for commercial space. The percentage decrease in commission expense does not correspond directly to the percentage decrease in corporate advisory services and brokerage revenue due to changes made to compensation structures for various project leasing and investment sales brokers at the beginning of 2002; the compensation structures in 2002 include less fixed compensation and more variable compensation at higher commission rates.

The overall decrease in general and administrative expenses was comprised of an $8.4 million decrease in costs that are not reimbursed by customers, offset by a $3.9 million increase in out-of-pocket general and administrative expenses that are reimbursed by customers. The decrease in unreimbursed general and administrative expenses was the result of company-wide cost reduction efforts undertaken beginning in the second quarter of 2001. The Company’s cost reductions were partially offset by costs associated with the Company’s efforts to restructure or exit several outsourcing contracts that were unprofitable or otherwise judged likely to be unsuccessful in the long run. General and administrative expenses in 2002 also include $2.4 million for provision for losses on real estate due to impairment and for adjustments to carrying value of real estate assets reclassified from real estate held for sale to real estate held for investment, while provision for losses on real estate due to impairment totaled $0.4 million in 2001.

The decrease in depreciation and amortization expenses is primarily the result of a decrease in amortization expense of $5.6 million in 2002. $4.7 million of this decrease was due to the Company’s adoption of FAS 142, which provides that goodwill and intangible assets deemed to have indefinite lives are no longer amortized, effective January 1, 2002. In addition, the Company also incurred less amortization expense as a result of intangible asset writedowns recorded in the fourth quarter of 2001.

The decrease in interest expense is a result of lower interest rates related to the Company’s revolving line of credit and lower average outstanding balances in 2002. In addition, in 2002 the Company recorded $3.6 million of payments against its interest rate swap agreement liability as compared to $0.6 million of such payments in 2001. These payments would have been recorded to interest expense had the interest rate swap agreement not been designated as an effective hedge as of November 1, 2001.

In 2001, the Company recorded writedowns due to impairment of goodwill, intangibles and investments of $32.0 million, offset by $2.3 million of related minority interest. Of these writedowns, $20.5 million is due to impairment of goodwill and related intangibles recorded in connection with the Company’s acquisition of portions of the businesses of Faison & Associates and Faison Enterprises, Inc.. The impairment resulted from 2001 operating losses and declining forecasts for future operations in the retail center development and mall management portions of these businesses (primarily due to continuing consolidation of regional mall ownership into REITs, which tend to self-manage their properties), in addition to the losses of several large management agreements in 2001, which left the Company with no significant business in certain geographic areas. The writedown included 100% of the goodwill attributable to the retail center development and mall management businesses and the business units affected by management agreement losses. Effective March 1, 2002, the Company sold the retail center development and mall management businesses to an affiliate of Faison Enterprises (the Faison Sale). The Company retained the net working capital in these businesses and carried interests in certain development projects, but otherwise received nominal consideration upon completion of the transaction.

Also included in the Company’s total 2001 writedowns is a writedown of $4.8 million, offset by $2.3 million of related minority interest, due to impairment of goodwill recorded in connection with the Company’s 2000 expansion with Savills of Trammell Crow Savills Asia-Pacific. The impairment resulted from 2001 operating losses and business strategy changes that impact the Company’s growth strategy in Asia-Pacific markets. The Company intends to allocate existing or additional resources to Asia-Pacific markets as its U.S. customers require services in these markets but does not intend to aggressively pursue new customers in these markets. In 2002, Trammell Crow Savills Asia-Pacific sold three of its operations, primarily engaged in project management services, to an unrelated third party.

In addition, the Company recorded $5.5 million of the total writedowns to reflect impairment in the value of certain e-commerce investments made in 1999, 2000 and 2001. The impairment was triggered by: (i) the status at the time of the writedowns of the e-commerce industry (many technology companies had ceased operations, the availability of capital for e-commerce and internet companies had been dramatically reduced, and the Dow Jones Internet Index was down) and (ii) the financial status of the companies in which the Company has invested. In evaluating the extent of the impairment related to its e-commerce investments, the Company considered the following factors: (i) 2001 financial results of the investees versus their original business plans, (ii) the value of the investee companies based on solicitations for additional financing, (iii) the investees’ revised business plans and (iv) the investees’ need for and limited availability of future funding.

The remaining $1.2 million of writedowns in 2001 related to various investment and asset impairments, none of which were individually significant to the Company.

On September 1, 2002, as a result of a decrease in the Company’s floating interest rate debt, the Company dedesignated $50.0 million of the Company’s $150.0 million interest rate swap agreement previously designated as a hedge in order to maintain the relationship between the notional amount of the designated portion of the interest rate swap agreement and the amount of the Company’s floating rate debt. On November 30, 2002, an additional $25.0 million was dedesignated. As a result of these changes, the Company recognized $0.1 million of expense in 2002 related to the change in fair value of the portion of the interest rate swap agreement that is not designated as a hedge. Prior to November 1, 2001, the $150.0 million interest rate swap agreement was not effectively designated as a hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. This resulted in $4.8 million being recognized as expense related to the interest rate swap agreement for the period from January 1, 2001, through October 31, 2001, due to a change in fair value of the interest rate swap agreement. As of November 1, 2001, the Company effectively elected hedge accounting treatment and began using the hypothetical derivative method as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities (“FAS 133”), to measure hedge effectiveness for its interest rate swap agreement.

During 2001, the Company incurred a total of $11.0 million in restructuring charges as a result of an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both user and investor customers under a single leadership structure. As part of the reorganization, the Company terminated approximately 300 employees across all functions and levels as part of a cost-cutting effort focusing on inefficiencies and redundancies. The Company incurred restructuring charges of $3.7 million related to these terminations. In addition, also in 2001, the Company formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations. The accounting restructuring plan contemplated the termination of approximately 200 accounting personnel, 80 of whom ultimately resigned or were placed into open positions or onto new customer accounts. The Company incurred restructuring charges of $1.5 million related to these terminations. Also as part of its restructuring plans, in 2001, the Company closed several offices and identified offices with excess space that it intends to sublease to third parties. The Company recorded $5.8 million of restructuring charges related to these activities, primarily comprised of future rent charges and cost to sublease (offset by estimated future sublease income) and miscellaneous future and equipment write-offs. No restructuring charges were incurred in the year ended December 31, 2002.

Income (Loss) from Continuing Operations Before Income Taxes, Minority Interest and Income from Investments in Unconsolidated Subsidiaries.   The Company’s income from continuing operations before income taxes, minority interest, and income from investments in unconsolidated subsidiaries increased due to the fluctuations in revenues and expenses described above.

Minority Interest, Net of Income Taxes.   The increase in minority interest, net of income taxes, is primarily a result of larger 2002 losses in consolidated entities in which outside parties have an interest, as compared to 2001. In addition, in 2001, the Company recorded $2.3 million of minority interest income related to goodwill writedowns associated with Trammell Crow Savills Asia-Pacific.

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries. The Company’s share of income from such transactions is typically driven by its ownership percentage in the unconsolidated subsidiaries.

Income (Loss) from Continuing Operations.   The Company’s income (loss) from continuing operations increased due to the fluctuations in revenues and expenses above.

Income from Discontinued Operations, Net of Income Taxes.   The Company’s income from discontinued operations, net of income taxes, related to the operations and gains on dispositions of real estate for three real estate properties that were considered components of an entity under FAS 144 and in which the Company retained no continuing involvement. There were no such discontinued operations in 2001 because, prior to the adoption of FAS 144, the operations and gains on dispositions of real estate were included in income (loss) from continuing operations. As a result of applying the provisions of FAS 144, the Company expects a greater amount of its activities to be classified as discontinued operations in future periods.

Quarterly Results of Operations and Seasonality

The following table presents unaudited quarterly results of operations data for the Company for each of the eight quarters in 2003 and 2002. This quarterly information is unaudited but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period. Revenues and net income during the fourth fiscal quarter historically have been somewhat greater than in each of the first three fiscal quarters, primarily because the Company’s customers have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company’s results of operations.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2003:
Total revenues	$160,785	$169,305	$167,272	$210,470
Income (loss) from discontinued operations, net of income taxes(1)	879	12	(167)	2,054
Net income	1,144	3,072	1,783	15,041
2002:
Total revenues	$172,127	$178,941	$177,489	$205,539
Income (loss) from discontinued operations, net of income taxes(1)	(22)	(14)	844	2,547
Net income	196	3,744	3,731	8,982	(2)

(1)          Discontinued operations include the operations of real estate properties and gain on disposition of real estate properties held for sale or sold in which the Company retained or expects to retain no continuing involvement, in accordance with FAS 144.

(2)          In the fourth quarter of 2002, the Company recorded $1,260 of provision for losses on real estate and a $212 charge to income from investments in unconsolidated subsidiaries (before income taxes) as a result of reclassifying certain assets previously classified as real estate held for sale to real estate held for investment, partially offset by $514 of related minority interest, in accordance with FAS 144.

Liquidity and Capital Resources

The Company’s liquidity and capital resources requirements include the funding of working capital needs, primarily costs incurred in providing services to its customers before collection of related billings; the funding of capital investments, including the acquisition of or investments in other real estate service companies; the repurchase of its shares if authorized by the Board of Directors; expenditures for real estate and payments on notes payable associated with its development and investment activities; and expenditures related to upgrading the Company’s management information systems. The Company finances its operations with internally generated funds and borrowings under the Credit Facility (described below). The portion of the Company’s development and investment business that includes the acquisition and development of real estate is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

Net cash provided by operating activities totaled $48.8 million for the year ended December 31, 2003, compared to $71.9 million for the same period in 2002. Cash provided by operating activities, excluding the change in real estate and related borrowings, decreased to $52.4 million in 2003, compared to $62.6 million in 2002, primarily due to greater collections of accounts receivable in 2002, due to higher average receivable balances in 2002. In addition, cash used in real estate activities (exclusive of real estate held for investment), net of related borrowings, was $3.6 million in 2003, compared to $9.3 million of net cash provided by real estate activities, net of related borrowings, for the same period in 2002, primarily driven by a lower number of real estate dispositions in 2003.

Net cash provided by investing activities totaled $3.9 million for the year ended December 31, 2003, compared to $4.7 million for the same period in 2002. This change is partially due to capital expenditures for furniture and equipment, primarily related to the Company’s upgrades of computer equipment, of $10.5 million in 2003, compared to capital expenditures of $4.3 million in 2002. In addition, the decrease in cash was due to $9.8 million of expenditures made in 2003 related to real estate classified as “held for investment” in accordance with FAS 144. Prior to December 31, 2002, all of the Company’s real estate was classified as “held for sale,” and the related cash flows were all included as operating activities. These decreases in cash were offset by distributions from investments in unconsolidated subsidiaries, net of contributions, of $24.2 million in 2003, compared to $7.1 million in 2002, driven by several significant dispositions of underlying real estate projects. In addition, cash provided by investing activities in 2002 included consolidation of certain entities previously accounted for under the equity method that had cash balances totaling $1.9 million.

Net cash used in financing activities totaled $25.1 million for the year ended December 31, 2003, compared to $36.6 million for the same period in 2002. This change is primarily attributable to the Company’s repurchase of common stock through its repurchase program in 2003 of $10.4 million and principal payments, net of additional borrowings, in 2003 of $11.8 million, primarily under the Credit Facility (described below), compared to principal payments, net of additional borrowings, of $37.9 million in 2002. In addition, the Company made distributions, net of contributions, to minority interest holders of $8.0 million in 2003, compared to $3.0 million in 2002. The Company also received $3.2 million in 2003 from the exercise of stock options and issuance of common stock, compared to $4.3 million in proceeds from the exercise of stock options and issuance of common stock in 2002. Also, in 2003, the Company received proceeds from borrowings, net of payments, of $1.9 million under notes payable on real estate held for investment.

In June 2002, the Company obtained a $150.0 million revolving line of credit (the “Credit Facility”) arranged by Bank of America, N.A., as the administrative agent (the “Administrative Agent”), which replaced the Company’s previous $150.0 million revolving line of credit. Under the terms of the Credit Facility, the Company can obtain loans, which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin up to 0.75% depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate announced from time to time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.75% to 2.5%, depending upon the Company’s leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. In addition, the Company may not pay dividends, repurchase common shares, or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

The Company’s participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company’s floating rate indebtedness in excess of $30.0 million (other than construction loans under which interest is capitalized in accordance with accounting principles generally accepted in the United States (“GAAP”)) ensuring the net interest on such excess is fixed, capped or hedged. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period ending March 24, 2003, with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The interest rate swap agreement expired on March 24, 2003, and the related weighted average receive rate was 1.37% for the three months ended March 31, 2003. Subsequent to the expiration of the interest rate swap agreement, the Company has entered into various short-term interest rate agreements to comply with the requirements of the Credit Facility. In December 2003, the Company entered into an agreement to lock the LIBOR based interest rate on its $10.0 million of borrowings outstanding under the Credit Facility for 90 days. Seeking to mitigate the impact of interest rate fluctuations on its other floating rate debt, in December 2003, the Company also entered into an interest rate cap agreement with a notional amount of $10.0 million expiring March 24, 2004, under which the Company will receive payments if the 30-day LIBOR based interest rate exceeds 1.3%. The interest rate cap agreement has been designated an effective hedge, and, to the extent the hedging relationship remains effective, changes in fair value of the interest rate cap agreement will be recorded in other comprehensive income.

The Company also has a $25.0 million discretionary line of credit (the “Discretionary Line”) with Bank of America, N.A. Each loan obtained by the Company under the Discretionary Line matures in five business days, but no later than June 28, 2004, and bears interest at a rate agreed upon between the Company and the bank. Borrowings under the Discretionary Line are unsecured and reduce borrowing capacity under the Credit Facility.

At December 31, 2003, the Company had outstanding borrowings of $10.0 million under the Credit Facility and no borrowings outstanding under the Discretionary Line. The covenants contained in the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. As it takes longer for the Company to dispose of real estate investments in a weaker economy, the current economic slowdown could adversely impact the Company’s ability to comply with certain of the real estate-related financial covenants in the Company’s Credit Facility, which could negatively impact the Company’s borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company’s “EBITDA,” as defined in the Credit Agreement and calculated on a trailing four quarter basis, a decline in the Company’s overall operations could adversely impact the Company’s ability to comply with these financial covenants and, in turn, the Company’s borrowing capacity or the amount of its investments in real estate. The Company’s unused borrowing capacity (taking into account letters of credit and borrowings outstanding) under the Credit Facility was $124.1 million at December 31, 2003. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

The Company has various contractual obligations at December 31, 2003, that could impact its liquidity as summarized below (in millions):

Contractual Obligations

	Payments due by Period
	Total	Less than 1 year	1-3 years		3-5 Years	After 5 years
Long-term debt(1)	$11.1	$1.1	$10.0		$—	$—
Capital lease obligations	2.0	1.3	0.7		—	—
Operating leases	58.7	20.3	25.7		9.4	3.3
Notes payable on real estate (recourse)(2)	10.4	6.8	3.6	(3)	—	—
Notes payable on real estate (nonrecourse)(2)	92.9	31.2	21.4		40.3	—
Other obligations	5.8	5.8	—		—	—
Total Contractual Obligations	$180.9	$66.5	$61.4		$49.7	$3.3

Other Commitments

	Amount of Commitments by Time of Expiration
	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Standby letters of credit	$8.9	$8.8	$0.1	$—	$—
Guarantees	4.9	3.2	1.7	—	—
Capital commitments	3.0	3.0	—	—	—
Total Commitments	$16.8	$15.0	$1.8	$—	$—

(1)          Primarily relates to borrowings under the Credit Facility and excludes related interest payments, which accrue at a variable rate, or 2.92% at December 31, 2003.

(2)          Includes notes related to the Company’s various real estate projects and excludes future interest. The notes have either fixed or variable interest rates, ranging from 3.22% to 12% at December 31, 2003. In general, interest is drawn on the underlying construction loan and subsequently paid with principal with proceeds upon sale of the real estate project.

(3)          With respect to a project to which $3.0 million of these obligations relate, the Company has an agreement with an investor customer to purchase the project upon completion, the proceeds of which will be used to repay the related note payable.

The Company does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Facility and loans secured by underlying real estate, will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, share repurchases, acquisitions of service companies and internal growth for the foreseeable future. The Company’s need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of its implementation of its growth strategy. The Company regularly considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

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

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4)(ii)(A)-(D), that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Effects of Inflation

The Company does not believe that inflation has had a significant impact on its results of operations in recent years. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation statements containing the words “believe,” “anticipate,” “forecast,” “will,” “may,” “expect,” “envision,” “project,” “budget,” “target,” “estimate,” “should,” “intend,” “foresee,” “look for” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to:

•       the timing of individual transactions,

•       the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale,

•       the ability of the Company to compete effectively in the international arena,

•       the ability of the Company to retain its major customers and renew its contracts,

•       the ability of the Company to attract new user and investor customers,

•       the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company’s participation as a principal in real estate investments,

•       the Company’s ability to continue to pursue its growth strategy,

•       the Company’s ability to pursue strategic acquisitions on favorable terms and manage challenges and issues commonly encountered as a result of those acquisitions,

•       the Company’s ability to compete in highly competitive national and local business lines, and

•       the Company’s ability to attract and retain qualified personnel in all areas of its business (particularly senior management).

In addition, the Company’s ability to achieve certain anticipated results will be subject to other factors affecting the Company’s business that are beyond the Company’s control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and customers’ willingness to make real estate commitments) and the effect of government regulation on the conduct of the Company’s business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. From time to time, the Company purchases interest rate agreements to hedge a portion, but not all, of its exposure to fluctuations in interest rates.

If an increase or decrease in market interest rates of 100 basis points were to have occurred at December 31, 2003, the Company’s total estimated interest costs for 2004 would increase or decrease, and estimated income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries would decrease or increase accordingly, by approximately $0.9 million. This analysis includes the effects of the Company’s interest rate cap agreement with a notional amount of $10.0 million and the Company’s arrangement to lock the interest rate on its $10.0 million of debt outstanding under its Credit Facility, both of which expire March 24, 2004. The Company’s sensitivity analysis is based on borrowings outstanding as of December 31, 2003. If the market interest rates for variable rate debt had been 100 basis points higher or lower in 2003, the Company’s total interest costs would have increased or decreased accordingly, and income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries would have decreased or increased accordingly, by approximately $0.4 million, after considering the effect of the interest rate agreements in effect during 2003. Interest costs include both interest that is expensed and interest that is capitalized as part of the cost of real estate. A portion of the interest relating to the Company’s real estate debt ($103.3 million at December 31, 2003) is capitalized. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in a higher interest rate environment.

The Company’s earnings are somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Canada, Europe, Asia and Australia. At December 31, 2003, a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company’s foreign operations are denominated would result in an estimated decrease or increase accordingly in income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries of approximately $0.4 million for the year ending December 31, 2004. If, during the year ended December 31, 2003, a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company’s foreign operations are denominated had occurred, it would have resulted in a decrease or increase accordingly in income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries of approximately $0.3 million. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar and are based on either the Company’s actual 2003 or an estimate of 2004 income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries from foreign operations. The

Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes to its 2004 anticipated level of foreign operations or local currency prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the List of Financial Statements and Financial Statement Schedule on page F-2 for a listing of the Company’s financial statements and notes thereto and for the financial statement schedule contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the headings “Proposal One—Election of Class I Directors,” “Directors,” “Executive Officers,” “Meetings and Committees of Directors,” “Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the heading “Executive Compensation” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 2003, securities authorized for issuance under the Company’s equity compensation plans are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,378,154	$12.91	1,847,260
Equity compensation plans not approved by security holders	24,500	$11.46	—
Total	6,402,654	$12.90	1,847,260

The options to acquire 24,500 shares issuable under plans that were not approved by stockholders were granted between May 1, 2000, and July 17, 2000, and vest one-quarter each year on each of the first four anniversaries of the grant date. The options expire ten years from the date of grant.

The information set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the headings “Executive Compensation” and “Certain Relationships and Related Transactions” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

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

(a)(3)          The following documents are filed or incorporated by reference as exhibits to this Report:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(5)	First Amendment to Bylaws of the Company
3.2.2(11)	Second Amendment to Bylaws of the Company
3.2.3	Third Amendment to Bylaws of the Company
4.1(1)	Form of certificate for shares of Common Stock of the Company
10.1(6)	Amended and Restated Credit Agreement dated December 18, 2000, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.1.1(8)	First Amendment of Amended and Restated Credit Agreement dated December 31, 2001, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.1.2(9)	Credit Agreement dated June 28, 2002, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.2(1)	Form of License Agreement among the Company and CFH
10.2.1(9)	First Amendment to License Agreement dated July 31, 2002, between the Company and CFH
10.3(10)	Form of Indemnification Agreement, with schedule of signatures
10.4(1)	Predecessor Company’s 1997 Stock Option Plan
10.5(1)	Company’s Long-Term Incentive Plan
10.5.1(2)	Amendment No. 1 to Long-Term Incentive Plan
10.5.2(11)	Second Amendment to Long-Term Incentive Plan
10.6(1)	Company’s 1995 Profit Sharing Plan
10.7(3)	Company’s Employee Stock Purchase Plan
10.7.1(4)	First Amendment to the Company’s Employee Stock Purchase Plan
10.7.2(6)	Second Amendment to the Company’s Employee Stock Purchase Plan
10.7.3(7)	Third Amendment to the Company’s Employee Stock Purchase Plan
10.7.4(12)	Fourth Amendment to the Company’s Employee Stock Purchase Plan
10.7.5(12)	Fifth Amendment to the Company’s Employee Stock Purchase Plan
10.8(1)	Form of Stockholders’ Agreement among the Company, Crow Family Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto
10.9(9)	Consulting Agreement dated as of June 1, 2002, between the Company and J. McDonald Williams
10.10(12)	Employment Agreement dated as of October 17, 2003, between the Company and Robert E. Sulentic
10.11(12)	Employment Agreement dated as of October 17, 2003, between the Company and Derek R. McClain
10.12(12)	Employment Agreement dated as of October 17, 2003, between the Company and James R. Groch

10.13(12)	Employment Agreement dated as of November 13, 2003, between the Company and William F. Concannon
10.14	Employment Agreement dated as of January 9, 2004, between the Company and Michael J. Lafitte
10.15	Employment Agreement dated as of March 2, 2004, between the Company and John A. Stirek
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney for Derek R. McClain
24.2	Power of Attorney for Arlin E. Gaffner
24.3	Power of Attorney for Curtis F. Feeny
24.4	Power of Attorney for Rebecca A. McDonald
24.5	Power of Attorney for J. McDonald Williams
24.6	Power of Attorney for William F. Concannon
24.7	Power of Attorney for James R. Erwin
24.8	Power of Attorney for Jeffrey M. Heller
24.9	Power of Attorney for Rowland T. Moriarty
24.10	Power of Attorney for Robert E. Sulentic
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                 Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

(2)                 Previously filed as an exhibit to the Company’s Form S-8 (File Number 333-50585) filed with the Securities and Exchange Commission on June 24, 1999 and incorporated herein by reference.

(3)                 Previously filed as an exhibit to the Company’s Form S-8 (File Number 333-50579) filed with the Securities and Exchange Commission on April 21, 1998 and incorporated herein by reference.

(4)                 Previously filed as an exhibit to the Company’s Form S-8 (File Number 333-50579) filed with the Securities and Exchange Commission on June 24, 1999 and incorporated herein by reference.

(5)                 Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000 and incorporated herein by reference.

(6)                 Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2001 and incorporated herein by reference.

(7)                 Previously filed as an exhibit to the Company’s Form S-8 (File Number 333-62884) filed with the Securities and Exchange Commission on June 13, 2001 and incorporated herein by reference.

(8)                 Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2002 and incorporated herein by reference.

(9)                 Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated herein by reference.

(10)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(11)             Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

(12)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.

(b)          Reports on Form 8-K

On November 12, 2003, the Company filed a Current Report on Form 8-K furnishing the Company’s press release announcing its financial results for the three and nine months ended September 30, 2003 and furnishing the following financial statements: (i) Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002; (ii) Balance Sheet as of September 30, 2003 and December 31, 2002; (iii) Summarized Operating Data by Segment for the Three and Nine Months Ended September 30, 2003 and 2002; and (iv) Other Data as of September 30, 2003 and December 31, 2002.

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

Trammell Crow Company
	By:	/s/ Robert E. Sulentic
Robert E. Sulentic Chairman of the Board, President and
Date: March 15, 2004		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert E. Sulentic	Chairman of the Board, President	March 15, 2004
Robert E. Sulentic	and Chief Executive Officer (Principal Executive Officer)
*	Executive Vice President and	March 15, 2004
Derek R. McClain	Chief Financial Officer
*	Executive Vice President and	March 15, 2004
Arlin E. Gaffner	Chief Accounting Officer
*	Director	March 15, 2004
Curtis F. Feeny
*	Director	March 15, 2004
Rebecca A. McDonald
*	Chairman Emeritus	March 15, 2004
J. McDonald Williams
*	Vice Chairman	March 15, 2004
William F. Concannon
*	Director	March 15, 2004
James R. Erwin
*	Director	March 15, 2004
Jeffrey M. Heller
*	Director	March 15, 2004
Rowland T. Moriarty

Robert Sulentic, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

*By:	/s/ Robert E. Sulentic	March 15, 2004
Robert E. Sulentic Attorney-in-fact

Exhibit Index

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(5)	First Amendment to Bylaws of the Company
3.2.2(11)	Second Amendment to Bylaws of the Company
3.2.3	Third Amendment to Bylaws of the Company
4.1(1)	Form of certificate for shares of Common Stock of the Company
10.1(6)	Amended and Restated Credit Agreement dated December 18, 2000, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.1.1(8)	First Amendment of Amended and Restated Credit Agreement dated December 31, 2001, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.1.2(9)	Credit Agreement dated June 28, 2002, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.2(1)	Form of License Agreement among the Company and CFH
10.2.1(9)	First Amendment to License Agreement dated July 31, 2002, between the Company and CFH
10.3(10)	Form of Indemnification Agreement, with schedule of signatures
10.4(1)	Predecessor Company’s 1997 Stock Option Plan
10.5(1)	Company’s Long-Term Incentive Plan
10.5.1(2)	Amendment No. 1 to Long-Term Incentive Plan
10.5.2(11)	Second Amendment to Long-Term Incentive Plan
10.6(1)	Company’s 1995 Profit Sharing Plan
10.7(3)	Company’s Employee Stock Purchase Plan
10.7.1(4)	First Amendment to the Company’s Employee Stock Purchase Plan
10.7.2(6)	Second Amendment to the Company’s Employee Stock Purchase Plan
10.7.3(7)	Third Amendment to the Company’s Employee Stock Purchase Plan
10.7.4(12)	Fourth Amendment to the Company’s Employee Stock Purchase Plan
10.7.5(12)	Fifth Amendment to the Company’s Employee Stock Purchase Plan
10.8(1)	Form of Stockholders’ Agreement among the Company, Crow Family Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto
10.9(9)	Consulting Agreement dated as of June 1, 2002, between the Company and J. McDonald Williams
10.10(12)	Employment Agreement dated as of October 17, 2003, between the Company and Robert E. Sulentic
10.11(12)	Employment Agreement dated as of October 17, 2003, between the Company and Derek R. McClain
10.12(12)	Employment Agreement dated as of October 17, 2003, between the Company and James R. Groch
10.13(12)	Employment Agreement dated as of November 13, 2003, between the Company and William F. Concannon
10.14	Employment Agreement dated as of January 9, 2004, between the Company and Michael J. Lafitte
10.15	Employment Agreement dated as of March 2, 2004, between the Company and John A. Stirek
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney for Derek R. McClain
24.2	Power of Attorney for Arlin E. Gaffner
24.3	Power of Attorney for Curtis F. Feeny
24.4	Power of Attorney for Rebecca A. McDonald

24.5	Power of Attorney for J. McDonald Williams
24.6	Power of Attorney for William F. Concannon
24.7	Power of Attorney for James R. Erwin
24.8	Power of Attorney for Jeffrey M. Heller
24.9	Power of Attorney for Rowland T. Moriarty
24.10	Power of Attorney for Robert E. Sulentic
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                 Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997 and incorporated herein by reference.

(2)                 Previously filed as an exhibit to the Company’s Form S-8 (File Number 333-50585) filed with the Securities and Exchange Commission on June 24, 1999 and incorporated herein by reference.

(3)                 Previously filed as an exhibit to the Company’s Form S-8 (File Number 333-50579) filed with the Securities and Exchange Commission on April 21, 1998 and incorporated herein by reference.

(4)                 Previously filed as an exhibit to the Company’s Form S-8 (File Number 333-50579) filed with the Securities and Exchange Commission on June 24, 1999 and incorporated herein by reference.

(5)                 Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000 and incorporated herein by reference.

(6)                 Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2001 and incorporated herein by reference.

(7)                 Previously filed as an exhibit to the Company’s Form S-8 (File Number 333-62884) filed with the Securities and Exchange Commission on June 13, 2001 and incorporated herein by reference.

(8)                 Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2002 and incorporated herein by reference.

(9)                 Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated herein by reference.

(10)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(11)             Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

(12)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2003

TRAMMELL CROW COMPANY AND SUBSIDIARIES

DALLAS, TEXAS

FORM 10-K-ITEM 15(a)(1) and (2)

TRAMMELL CROW COMPANY AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Trammell Crow Company and Subsidiaries for the year ended December 31, 2003, are included in Item 8:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Trammell Crow Company

We have audited the accompanying consolidated balance sheets of Trammell Crow Company and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trammell Crow Company and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Dallas, Texas
February 13, 2004

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
		2003	2002
		(in thousands, except share and per share data)
ASSETS
	Current assets
	Cash and cash equivalents	$105,616	$78,005
	Restricted cash	7,647	8,921
	Accounts receivable, net of allowance for doubtful accounts of $3,886 in 2003 and $4,663 in 2002	97,479	116,316
	Receivables from affiliates	1,593	3,838
	Notes and other receivables	9,944	14,806
	Deferred income taxes	3,754	3,654
	Real estate under development	49,208	2,008
	Real estate and other assets held for sale	14,684	50,969
	Other current assets	21,897	8,498
	Total current assets	311,822	287,015
	Furniture and equipment, net	21,305	23,172
	Deferred income taxes	19,898	20,904
	Real estate under development	6,345	57,254
	Real estate held for investment	98,076	65,108
	Investments in unconsolidated subsidiaries	65,025	71,463
	Goodwill, net	74,346	74,178
	Receivables from affiliates	14,485	—
	Other assets	18,824	22,972
		$630,126	$622,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
	Current liabilities
	Accounts payable	$16,183	$20,175
	Accrued expenses	116,731	105,102
	Payables to affiliates	104	—
	Income taxes payable	7,468	3,121
	Current portion of long-term debt	1,081	70
	Current portion of capital lease obligations	1,297	2,989
	Current portion of notes payable on real estate	68,192	28,854
	Liabilities related to real estate and other assets held for sale	12,695	40,260
	Other current liabilities	9,894	8,124
	Total current liabilities	233,645	208,695
	Long-term debt, less current portion	10,014	19,000
	Capital lease obligations, less current portion	714	658
	Notes payable on real estate, less current portion	22,769	45,402
	Other liabilities	6,459	86
	Total liabilities	273,601	273,841
	Minority interest	28,896	39,871
	Stockholders’ equity
	Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
	Common stock; $0.01 par value; 100,000,000 shares authorized; 37,783,595 shares issued and 36,862,242 shares outstanding in 2003, and 36,227,820 shares issued and 36,179,173 shares outstanding in 2002	377	362
	Paid-in capital	192,336	178,977
	Retained earnings	151,560	130,874
	Accumulated other comprehensive income (loss)	1,106	(589)
Less:	Treasury stock	(8,363)	(464)
	Unearned stock compensation, net	(9,387)	(806)
	Total stockholders’ equity	327,629	308,354
		$630,126	$622,066

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except share and per share data)
REVENUES
User Services:
Facilities management	$208,936	$233,756	$201,573
Corporate advisory services	123,335	108,414	115,599
Project management services	65,500	58,134	52,973
	397,771	400,304	370,145
Investor Services:
Property management	143,727	147,613	174,279
Brokerage	95,593	95,657	115,463
Construction management	10,736	10,006	13,082
	250,056	253,276	302,824
Development and construction	44,277	55,112	76,630
	692,104	708,692	749,599
Gain on disposition of real estate	13,420	24,218	28,456
Other	2,308	1,186	1,596
	707,832	734,096	779,651
COSTS AND EXPENSES
Salaries, wages and benefits	452,195	472,810	477,628
Commissions	98,957	87,396	94,655
General and administrative	120,516	133,736	138,308
Depreciation	15,001	15,236	15,811
Amortization	1,991	2,579	8,164
Interest	7,074	10,219	15,057
Writedowns due to impairment of goodwill, intangibles and investments	—	—	31,968
Change in fair value of interest rate swap agreement	—	—	4,809
Restructuring charges	—	—	10,952
	695,734	721,976	797,352
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	12,098	12,120	(17,701)
Income tax (expense) benefit	(4,906)	(5,402)	5,893
Minority interest, net of income tax expense of $839, $1,302 and $662 in 2003, 2002 and 2001, respectively	1,231	1,619	880
Income from investments in unconsolidated subsidiaries, net of income tax expense of $6,711, $3,988 and $4,305 in 2003, 2002 and 2001, respectively	9,839	4,961	5,717
Income (loss) from continuing operations	18,262	13,298	(5,211)
Income from discontinued operations, net of income tax expense of $1,894 and $2,699 in 2003 and 2002, respectively	2,778	3,355	—
Net income (loss)	$21,040	$16,653	$(5,211)
Income (loss) per share from continuing operations:
Basic	$0.51	$0.38	$(0.15)
Diluted	$0.49	$0.36	$(0.15)
Income per share from discontinued operations, net of income taxes:
Basic	$0.08	$0.09	$—
Diluted	$0.08	$0.09	$—
Net income (loss) per share:
Basic	$0.59	$0.47	$(0.15)
Diluted	$0.57	$0.45	$(0.15)
Weighted average common shares outstanding:
Basic	35,572,493	35,741,754	35,356,710
Diluted	36,780,515	36,797,012	35,356,710

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2003, 2002 and 2001
(in thousands, except share data)

	Common Shares		Common Stock Par	Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Unearned Stock
	Issued	Treasury	Value	Capital	Earnings	Income (Loss)	Stock	Compensation	Total
Balance at January 1, 2001	35,850,308	500,736	$358	$176,374	$123,207	$(366)	$(5,841)	$(2,773)	$290,959
Net loss	—	—	—	—	(5,211)	—	—	—	(5,211)
Issuance of restricted stock	—	(7,562)	—	—	(2)	—	88	(86)	—
Forfeiture of restricted stock	—	39,992	—	(132)	—	—	(410)	275	(267)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	1,192	1,192
Issuance of common stock	29,207	(697,574)	1	112	(2,910)	—	7,856	—	5,059
Stock repurchase	—	459,500	—	—	—	—	(4,644)	—	(4,644)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,094)	—	—	(1,094)
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	129	—	—	129
Balance at December 31, 2001	35,879,515	295,092	359	176,354	115,084	(1,331)	(2,951)	(1,392)	286,123
Net income	—	—	—	—	16,653	—	—	—	16,653
Issuance of restricted stock	30,000	—	—	417	—	—	—	(417)	—
Forfeiture of restricted stock	—	41,614	—	(96)	—	—	(398)	163	(331)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	840	840
Issuance of common stock	318,305	(288,059)	3	2,302	(863)	—	2,885	—	4,327
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,208	—	—	1,208
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	(466)	—	—	(466)
Balance at December 31, 2002	36,227,820	48,647	362	178,977	130,874	(589)	(464)	(806)	308,354
Net income	—	—	—	—	21,040	—	—	—	21,040
Issuance of restricted stock	1,413,000	(223,500)	14	12,269	—	—	2,028	(14,311)	—
Forfeiture of restricted stock	—	237,570	—	(26)	—	—	(1,996)	1,807	(215)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	3,923	3,923
Issuance of common stock	142,775	(275,764)	1	1,116	(354)	—	2,504	—	3,267
Stock repurchase	—	1,134,400	—	—	—	—	(10,435)	—	(10,435)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,358	—	—	1,358
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	337	—	—	337
Balance at December 31, 2003	37,783,595	921,353	$377	$192,336	$151,560	$1,106	$(8,363)	$(9,387)	$327,629

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Operating activities
Cash flows from earnings:
Net income (loss)	$21,040	$16,653	$(5,211)
Reconciliation of net income (loss) to net cash provided by earnings:
Depreciation	15,001	15,236	15,811
Amortization	1,995	2,593	8,164
Amortization of employment contracts and unearned stock compensation	5,103	2,467	2,880
Amortization of contract intangibles	2,079	2,718	3,855
Bad debt expense	2,764	4,762	4,359
Provision for losses and writedowns for impairment on real estate	5,908	2,422	420
Writedowns due to impairment of goodwill, intangibles and investments	—	1,149	34,044
Minority interest	(2,070)	(2,921)	(1,542)
Deferred income tax provision	(356)	4,087	(13,482)
Change in fair value of interest rate swap agreement	—	72	4,809
Income from investments in unconsolidated subsidiaries	(16,550)	(8,949)	(10,022)
Net cash provided by earnings	34,914	40,289	44,085
Changes in operating assets and liabilities:
Restricted cash	1,274	(8,921)	—
Accounts receivable	16,834	39,267	(16,747)
Receivables from affiliates	(12,240)	1,162	1,838
Notes receivable and other assets	(7,715)	11,839	7,029
Real estate held for sale and under development	(7,271)	35,617	(12,863)
Notes payable on real estate held for sale and under development	3,651	(26,438)	6,288
Accounts payable and accrued expenses	6,167	(15,099)	489
Payables to affiliates	104	(1,609)	(282)
Income taxes payable/recoverable	4,347	148	(619)
Other liabilities	8,704	(4,392)	(392)
Net cash flows (outlays) from changes in working capital	13,855	31,574	(15,259)
Net cash provided by operating activities	48,769	71,863	28,826
Investing activities
Expenditures for furniture and equipment	(10,458)	(4,314)	(11,339)
Additions to real estate held for investment	(9,783)	—	—
Acquisitions of real estate service companies	—	—	(1,548)
Cash related to consolidation of entities (See Note 4)	—	1,873	—
Investments in unconsolidated subsidiaries	(6,594)	(6,975)	(11,419)
Distributions from unconsolidated subsidiaries	30,737	14,113	16,444
Net cash provided by (used in) investing activities	3,902	4,697	(7,862)
Financing activities
Principal payments on long-term debt and capital lease obligations	(98,695)	(228,125)	(389,730)
Proceeds from long-term debt	86,923	190,214	360,439
Contributions from minority interest	3,488	4,778	4,843
Distributions to minority interest	(11,497)	(7,808)	(14,509)
Proceeds from notes payable on real estate held for investment	5,148	—	—
Payments on notes payable on real estate held for investment	(3,259)	—	—
Purchase of common stock	(10,435)	—	(4,644)
Proceeds from exercise of stock options	904	1,763	1,252
Proceeds from issuance of common stock	2,363	2,564	3,807
Net cash used in financing activities	(25,060)	(36,614)	(38,542)
Net increase (decrease) in cash and cash equivalents	27,611	39,946	(17,578)
Cash and cash equivalents, beginning of year	78,005	38,059	55,637
Cash and cash equivalents, end of year	$105,616	$78,005	$38,059

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Net income (loss)	$21,040	$16,653	$(5,211)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $1,033 in 2003, $1,093 in 2002 and $(700) in 2001	1,358	1,208	(1,094)
Change in fair value of interest rate swap agreement, net of tax expense (benefit) of $229 in 2003, $(317) in 2002 and $88 in 2001	337	(466)	129
Comprehensive income (loss)	$22,735	$17,395	$(6,176)

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003
(in thousands, except share and per share data)

1.   Organization and Summary of Significant Accounting Policies

Organization

Trammell Crow Company (the “Company”) is one of the largest diversified commercial real estate service companies in the United States. The Company delivers a comprehensive range of services to leading multinational corporations, institutional investors and other users of real estate services. In the United States, the Company is a leading provider of commercial property and facilities management services, commercial property brokerage and transaction management services, commercial property development and construction services and project management services. In addition to its full service offices located throughout the United States, the Company has offices in Canada, Europe, Asia and Latin/South America focused on the delivery of real estate services to users of commercial real estate. The Company delivers brokerage services outside the United States through strategic alliances with leading providers—in Europe and Asia, through Savills plc, (“Savills”) a leading property services company based in the United Kingdom; and in Canada, through JJ Barnicke, a leading Canadian real estate services provider. The Company delivers four core services—building management services, brokerage services, project management services and development services—to both user and investor customers. The Company’s business is organized under two separate national leadership structures. The Global Services Group includes substantially all of the building management services, brokerage services, and project management services delivered to both user and investor customers. Substantially all of the Company’s real estate development, capital markets and investment activities are conducted through the Company’s Development and Investment Group.

Within the Global Services segment, with approximately 5,900 full-time equivalent (“FTE”) employees, the Company provides services to user customers, including multinational corporations, hospitals and universities who are typically the primary occupants of commercial properties, and investor customers that are not typically the primary occupants of the commercial properties with respect to which services are performed. The building management services provided to user customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations, healthcare systems and other users that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of customer-occupied facilities. Brokerage services provided to user customers include user advisory services such as portfolio management and tenant representation. Project management services provided to user customers include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design and workspace moves, adds and changes. The building management services provided to investor customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to investor customers include project leasing and investment sales services whereby the Company advises buyers, sellers and landlords in connection with the leasing, purchase and sale of office, industrial and retail space and land. Project management services provided to investor customers include construction management services such as space planning and tenant finish and coordination.

Within the Development and Investment segment, encompassing approximately 180 FTE employees, the Company provides development services to both investor and user customers and performs other development activities—both those pursuant to which the Company takes an ownership position in a

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

project and those pursuant to which the Company provides development services to others in exchange for fees. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for investor customers and fee development and build-to-suit projects for user customers, including those in higher education and healthcare. From time to time the Company may pursue development and investment activities, including opportunistic property acquisitions and new development, for its own account. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is positioned to pursue and execute new development business, particularly programmatic business with the Company’s large investor customers, and exploit niche market opportunities.

Reclassifications

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain assets and liabilities at December 31, 2002, and certain revenues and expenses for the first three quarters of 2003, and the year ended December 31, 2002, have been reclassified to conform to the presentation at and for the year ended December 31, 2003 (see Notes 8 and 13). As a result, certain balances differ from the amounts reported in previously filed documents.

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and other subsidiaries over which the Company has control, or, with respect to entities formed subsequent to January 31, 2003, any variable interest entities (“VIEs”) of which the Company is the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) (see Note 1 New Accounting Pronouncements and Note 4). Intercompany accounts and transactions have been eliminated. The Company’s investments in subsidiaries (including subsidiaries where the Company has less than 20% ownership) in which it has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for on the equity method. The Company eliminates transactions with such equity method subsidiaries to the extent of its ownership in such subsidiaries. Accordingly, the Company’s share of the earnings or losses of these equity basis subsidiaries is included in consolidated net income (loss). Investments in other subsidiaries are carried at cost. These unconsolidated subsidiaries primarily own or invest in real estate development projects.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes fees from property management and facilities management services over the terms of the respective management contracts. Most of the property management contracts are cancelable at will or with 30 days’ notice. The terms of the facilities management contracts generally range from three to five years, although many provide for shorter terms or earlier termination rights under certain circumstances. Also, the Company earns incentive fees for property management and facilities management services based on various quantitative and/or qualitative criteria specified in the management agreement. These fees are recognized when quantitative criteria have been met or, for those incentive fees based on qualitative criteria, upon approval of the fee by the customer. The Company’s management and incentive fee revenues are not recognized to the extent that such revenues are subject to future performance contingencies, but rather once the contingency has been resolved.

The Company’s project leasing and tenant representation transactions are subject to commission agreements between the Company and the customer which typically describe the calculation of the fee and when the Company earns such fee. The recognition of revenue for each transaction is dictated by the terms of the relevant commission agreement, each of which may be unique. The commission agreements generally provide that 50% of the commission is earned and payable upon execution of the lease and 50% is earned and payable upon the tenant’s occupancy of the space. Generally the first 50% of the commission is not contingent on the subsequent occupancy of the space. However, sometimes these agreements contain refund provisions whereby the first 50% of the commission may be refundable should the tenant not occupy the subject space. In cases where refund provisions or other contingencies exist, the Company does not recognize the revenue until the contingency is eliminated. Investment sales brokerage revenue is recognized upon closing of the underlying real estate transaction. The Company does not recognize these revenues until there is evidence of an arrangement, services have been rendered, the price is determinable, and collectibility is reasonably assured. These policies have been in place since the Company’s initial public offering in 1997.

Development services and project management services generate fees from development and construction management projects and net construction revenues, which are gross construction revenues net of subcontract costs. For projects with estimated time tables exceeding three months, fees are recognized using the percentage-of-completion method based on costs incurred as a percentage of total expected costs. For contracts under three months, fees are recognized upon completion of the contract. Gross construction services revenues totaled $33,526, $45,065 and $115,977 and subcontract costs totaled $26,215, $33,332 and $96,533 in 2003, 2002 and 2001, respectively. Some construction management and project management assignments are subject to agreements between the Company and the customer that describe the calculation of fees and when the Company earns such fees. The earnings terms of these agreements dictate when the Company recognizes the related revenues. The Company also earns incentive development fees by reaching specified leasing or budget targets, as defined in the relevant development services agreement. The Company recognizes such fees when the specified target is attained.

Gains on disposition of real estate are recognized upon sale of the underlying project in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
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

Certain of the Company’s contracts provide for reimbursement for employee related costs which the Company recognizes as revenue. Also, in accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, certain reimbursements received from customers for out-of-pocket expenses are characterized as revenue in the statement of operations rather than as a reduction of the expenses incurred. Since the Company is the primary obligor, has supplier discretion and bears credit risk for such expenses, the Company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized when the underlying reimbursable costs are incurred.

Long-Lived Assets

Real Estate

The Company classifies real estate in accordance with the criteria of FAS 144 as follows: (i) Real estate held for sale, which includes only completed assets or land for sale in its present condition that meets all of the FAS 144 “held for sale” criteria, (ii) Real estate under development (current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (iii) Real estate under development (non-current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iv) Real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced. Any asset reclassified from real estate held for sale to real estate under development (current or non-current) or real estate held for investment is measured individually at the lower of its carrying amount before it was classified as “held for sale,” adjusted (in the case of real estate held for investment) for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment, or the fair value at the date of the reclassification.

Real estate held for sale is recorded at the lower of cost or fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows or market comparisons, is less than its carrying amount, an allowance is recorded against the asset.

Real estate under development and real estate held for investment are carried at cost less depreciation, as applicable. When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis or market comparisons. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over estimated useful lives, generally 39 years. Tenant improvements included in real estate held for investment are

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

amortized using the straight-line method over the shorter of their estimated useful lives or terms of the respective leases.

When acquiring real estate with existing buildings, the Company allocates the purchase price between land, building and intangibles related to in-place leases, if any, based on their relative fair values. The fair values of acquired land and buildings are determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition. The fair value of in-place leases includes the value of net lease intangibles for above or below-market rents and tenant origination costs, determined on a lease by lease basis. The capitalized values for both net lease intangibles and tenant origination costs are amortized over the term of the underlying leases. Amortization related to net lease intangibles is recorded as either an increase to or a reduction of rental income and amortization for tenant origination costs is recorded to amortization expense.

FAS 144 extends the reporting of a discontinued operation to a “component of an entity,” but further requires that, a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in FAS 144, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of the Company’s real estate assets is generally accounted for in a discrete subsidiary, almost every real estate asset constitutes a component of an entity under FAS 144, increasing the likelihood that the disposition of assets the Company holds for sale in the ordinary course of business must be reported as a discontinued operation unless the Company has significant continuing involvement in the operations of the asset after its disposition. Furthermore, operating profits and losses on such assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur.

Goodwill and Indefinite Lived Intangibles

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Accumulated amortization of goodwill was $9,957 and $9,930 at December 31, 2003 and 2002, respectively. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (“FAS 142”). In accordance with this statement, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. These impairment tests are based on the comparison of the fair value of each of the Company’s reporting units to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a writedown of goodwill is recognized. The Company identified its reporting units to mirror its two segments, Global Services and Development and Investment, as each segment’s underlying business units have similar long-term economic characteristics and service delivery capabilities. All of the Company’s goodwill relates to its Global Services segment. The Company has performed the required impairment tests under FAS 142 and has determined that no impairment of its goodwill exists at December 31, 2003.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

Prior to the adoption of FAS 142, the carrying amount of goodwill was reviewed if indicators of impairment were present that suggested goodwill may be impaired. This review was based on the estimated undiscounted cash flows of the Company’s operations at the lowest level for which there were identifiable cash flows. If the review indicated impairment, the goodwill was adjusted to its fair value through a charge to operations. See Note 14 for discussion of impairment losses recognized in 2001. Prior to the adoption of FAS 142, the Company amortized its goodwill balances on a straight-line basis over 20 to 30 years.

The following table is a reconciliation of net loss as reported for 2001 to pro forma net loss had the non-amortization provisions of FAS 142 been applied as of January 1, 2001:

2001
Net loss—as reported	$(5,211)
Add back goodwill amortization expense, net of income taxes	2,718
Net loss—pro forma	$(2,493)
Diluted net loss per share—as reported	$(0.15)
Add back goodwill amortization expense, net of income taxes	0.08
Diluted net loss per share—pro forma	$(0.07)

Intangible Assets

The Company’s intangible assets primarily include contract intangibles, employment related contracts and the value of management contracts acquired by the Company through business acquisitions. Intangible assets are evaluated when indicators of impairment are present and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than an asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis.

The Company’s contract intangibles consist of upfront cash payments to customers and direct third party costs incurred in order to enter into new long-term outsourcing contracts. These costs are considered part of the total contract cost when negotiating the future revenue to be received under a new contract. These payments and costs are capitalized and amortized as a reduction of the related revenue over the life of the underlying contract. The Company also classifies any writedowns of such capitalized upfront payments or costs due to impairment in value, such as might occur upon the early termination of a contract, as a reduction of revenue. See Note 14 for discussion of impairment losses recognized on contract intangibles in 2002 and 2001.

From time to time, the Company enters into contracts with certain management level employees and brokers, as well as employees hired in connection with acquisitions of real estate services companies. To the extent that any amount paid or loaned to an employee (generally at the inception of the employment relationship or in connection with employee relocations) in accordance with these agreements is contractually tied to an employee’s future employment with the Company, the amount is expensed as compensation over the period of time that such future services to the Company are required, as stipulated in the applicable agreement, or over the period of time that the employee is obligated to repay such amounts to the Company if his or her employment is terminated.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
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

Restricted Cash

At December 31, 2003 and 2002, restricted cash consisted of $7,647 and $8,921, respectively, received by the Company from a customer in 2002 for future development costs on buildings being renovated by the Company on behalf of such customer. Contractual restrictions provide that these funds can only be used to pay for construction costs related to the underlying renovation projects.

Furniture and Equipment

Furniture and equipment are stated at cost and include assets under capital leases. Depreciation is computed using the straight-line method over estimated useful lives, which generally range from three to five years, and includes amortization of assets recorded under capital leases. Leasehold improvements are amortized over the shorter of the remaining lease term or the remaining useful life.

Concentration of Credit Risk

The Company provides services to owners and users of real estate assets primarily in the United States. The Company generally does not require collateral from its customers. The risk associated with this concentration is limited because of the large number of customers and their geographic dispersion.

Earnings Per Share

The weighted-average common shares outstanding used to calculate diluted earnings per share for 2003 and 2002 include 1,208,022 and 1,055,258 shares, respectively, to reflect the dilutive effect of unvested restricted stock and options to purchase shares of common stock. For 2001, the weighted-average common shares outstanding used to calculate diluted earnings per share excludes the dilutive effect of unvested restricted stock and options, as their inclusion would have been antidilutive.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company has elected to use the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for its stock-based compensation arrangements (see Note 9). Compensation expense for stock options is recognized to the extent the market price of the underlying stock on the date of grant exceeds the exercise price of the option. The Company recognizes compensation expense related to restricted stock awards over the vesting period of the underlying award in an amount equal to the fair market value of the Company’s stock on the date of grant.

Pro forma information regarding net income (loss) and net income (loss) per share, shown in the table below, has been determined as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.21%, 4.86% and 5.30%; a dividend yield of 0.00%; volatility factors of the expected market price of the Company’s common stock of 0.407, 0.420 and 0.432; and a weighted-average expected life of the options of seven years.

The Company elected to use the intrinsic method in accounting for its stock based compensation arrangements in part because the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma information is as follows:

	Years Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$21,040	$16,653	$(5,211)
Add: Stock-based employee compensation expense included in net income, net of related tax effects	2,216	287	509
Deduct: Stock-based employee compensation expense (benefit) determined under fair value based method for all awards, net of related tax effects	5,034	(15)	3,060
Pro forma net income (loss)	$18,222	$16,955	$(7,762)
Net income (loss) per share:
Basic—as reported	$0.59	$0.47	$(0.15)
Basic—pro forma	$0.51	$0.47	$(0.22)
Net income (loss) per share(1):
Diluted—as reported	$0.57	$0.45	$(0.15)
Diluted—pro forma	$0.50	$0.46	$(0.22)

(1)          For 2001, the weighted-average common shares outstanding used to calculate diluted net income per share excludes the dilutive effect of options, as their inclusion would have been anti-dilutive.

Guarantees

In the first quarter of 2003, the Company adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that guarantors recognize a liability for certain guarantees at the fair value of the obligation undertaken in issuing the guarantee at the inception of the guarantee, even if the likelihood of performance under the guarantee is remote. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 19 for disclosures related to the Company’s guarantees in accordance with FIN 45.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, which addresses consolidation of VIEs by business enterprises. As required, the Company has applied the provisions of FIN 46 to entities formed after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46, or Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This revision (“FIN 46R”) requires application for entities formed prior to February 1, 2003 that are not considered to be special-purpose entities as of March 31, 2004. Since the Company’s entities are not considered to be special-purpose entities, the Company will apply the provisions of FIN 46R to such entities as of March 31, 2004. The Company is in process of evaluating its interests in entities formed prior to February 1, 2003, under the provisions of FIN 46R. The Company believes that although it does have interests in VIEs, implementation of FIN 46R will not require the Company to consolidate interests which are currently unconsolidated (see Note 4).

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company’s financial statements for the year ended December 31, 2003. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. As of December 31, 2003, the estimated settlement value of non-controlling interests in the Company’s consolidated limited life subsidiaries is $9,218, as compared to book value (included in minority interest on the Company’s balance sheet) of $8,437. The excess of settlement value over book value is driven by an even larger estimated appreciation of certain consolidated real estate assets and investments from the Company’s book value, offset by selling costs and debt prepayment penalties, if any.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

2.   Real Estate

The Company provides build-to-suit services for its customers and also develops or purchases projects which it intends to sell to institutional investors upon project completion or redevelopment. Therefore, the Company has ownership of real estate until such projects are sold. All real estate is included in the Company’s Development and Investment segment (see Note 21). At December 31, real estate consists of the following:

	2003
	Land	Buildings and Improvements		Other		Total
Real estate under development (current)	$33,180	$16,028		$—		$49,208
Real estate included in assets held for sale (see Note 8)	3,846	9,480		—		13,326	(1)
Real estate under development (non-current)	5,760	585		—		6,345
Real estate held for investment	57,597	40,355	(2)	124	(3)	98,076
	$100,383	$66,448		$124		$166,955

	2002
	Land	Buildings and Improvements		Total
Real estate under development (current)	$2,008	$—		$2,008
Real estate included in assets held for sale (see Note 8)	20,427	29,376		49,803	(1)
Real estate under development (non-current)	45,598	11,656		57,254
Real estate held for investment	27,990	37,118	(2)	65,108
	$96,023	$78,150		$174,173

(1)          Net of allowance of $1,048 and $539 at December 31, 2003 and 2002 to reflect assets at fair value less cost to sell.

(2)          Net of accumulated depreciation of $1,066 and $0 at December 31, 2003 and 2002, respectively.

(3)          Includes balances for lease intangibles and tenant origination costs of $101 and $23, respectively. In 2003, the Company recorded lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization (recorded as a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs).

In 2003 and 2002, the Company recorded provisions for losses on real estate (included in general and administrative expenses in the consolidated statement of operations) of $1,903 and $539, respectively, to increase the allowances on real estate held for sale to reflect assets at fair value less cost to sell. With respect to one project to which these allowances relate, the related non-recourse note payable has matured. The Company is in the process of conveying the underlying property to the lender in order to satisfy the note.

During 2003, the Company recorded writedowns for impairment of real estate (not classified as held for sale at the time of such writedowns) totaling $4,005, which is included in general and administrative expenses in the consolidated statement of operations. The provisions include a writedown for impairment of a vacant, single-tenant industrial distribution facility. This real estate project is located in a market

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

2.   Real Estate (Continued)

where there are high vacancy rates and other buildings that are likely to lease up prior to this building. The note payable balance, of which $1,350 is recourse to the Company, was not repaid upon maturity in February 2004 and a one-year extension of the note is being negotiated with the lender. The fair value of the asset was based on market comparisons obtained by the Company. The provisions also reflect a writedown for impairment related to a single-tenant office/industrial real estate project. The non-recourse note payable related to the real estate project had matured and subsequently, the Company conveyed the underlying property to the lender to satisfy the note. The fair value of the asset was determined based on a discounted cash flow projection prior to the conveyance of the property to the lender. In 2002, the Company recorded a writedown for impairment of $623 (included in general and administrative expenses in the consolidated statement of operations) primarily related to a land parcel located in an office park heavily dependent on the telecom industry. Due to significant layoffs in the telecom industry, and the resulting vacancies in office space, the Company obtained market comparisons for the land parcel and determined that, based on those market comparisons, the value of the land was impaired.

In 2002, the Company recorded adjustments totaling $1,472 to the carrying amount of buildings and improvements previously classified as “held for sale,” but reclassified to real estate held for investment, when adopting the provisions of FAS 144. The adjustments were made to reflect depreciation that would have been recorded had the assets been continuously classified as real estate held for investment since the Company’s acquisition of the assets. Of the total $1,472 adjustment, $1,260 was recorded as provision for losses on real estate (included in general and administrative expenses in the statement of operations). Certain assets owned by Trammell Crow Investment Fund IV, L.P. (“Fund IV”), which was accounted for using the equity method until December 31, 2002 (see Note 4), were reclassified from real estate held for sale to real estate held for investment. Accordingly, income from investments in unconsolidated subsidiaries (before income taxes) reflects an adjustment of $212 for depreciation on these assets since the reclassification of these assets occurred prior to the consolidation of Fund IV by the Company.

In 2003, the Company sold a parcel of land for $1,750, of which $1,125 of the consideration received was in the form of an interest-bearing note from the buyer. The Company retained a unilateral right to repurchase the property at any time through 2006, in addition to maintaining the right to approve any plans for development on the property. If the Company exercises its repurchase option, the Company would repay the amount it received from the buyer, plus a return on the buyer’s investment. Because of the Company’s continuing involvement in and option to repurchase the property, the transaction did not qualify as a sale and as a result, a financing transaction was recorded. As of December 31, 2003, real estate and other assets held for sale includes $844 of real estate and $1,125 of notes receivable, and liabilities related to real estate and other assets held for sale includes $1,750 of notes payable related to this parcel of land.

Prior to the adoption of FAS 144 in 2002, all of the Company’s real estate was reflected as “held for sale” since the Company’s management had committed to plans to dispose of the assets and the requirements for classification as “held for sale” under the previous guidance were met.

The estimated costs to complete the 17 projects under development or to be developed by the Company as of December 31, 2003, total $183,479. At December 31, 2003, the Company had commitments for the sale of three of the projects.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

2.   Real Estate (Continued)

Rental revenues (which are included in development and construction revenue) and expenses (which are included in general and administrative expenses) relating to the Company’s operational real estate properties, excluding those reported as discontinued operations, were $9,411 and $5,479, respectively, in 2003, $15,271 and $6,454, respectively, in 2002 and $16,994 and $5,563, respectively, in 2001.

3.   Furniture and Equipment

Furniture and equipment consist of the following at December 31:

	2003	2002
Owned assets, at cost	$61,427	$61,181
Less: Accumulated depreciation on owned assets	(41,011)	(42,525)
	20,416	18,656
Assets under capital leases	4,185	22,871
Less: Accumulated amortization on assets under capital leases	(3,296)	(18,355)
	889	4,516
Furniture and equipment, net	$21,305	$23,172

4.   Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consist of the following at December 31:

	2003	2002
Real estate	$35,546	$45,433
Other	29,479	26,030
	$65,025	$71,463

As part of its real estate development activities, the Company has numerous investments in unconsolidated subsidiaries, generally with unrelated parties. These underlying entities typically own real estate investments and carry debt related to the financing of such real estate.

With respect to entities formed subsequent to January 31, 2003, the Company does not have any investments in unconsolidated subsidiaries that are VIEs. Because the Company has not yet completed its analysis of its investments in entities formed prior to February 1, 2003, under the provisions of FIN 46R, it cannot reasonably estimate its maximum exposure to loss with respect to its involvement with VIEs. Under the current provisions of FIN 46R, the Company believes that its maximum exposure to loss as a result of its involvement with VIEs would be limited to the amount of its investments in such entities plus any commitments to contribute additional capital, plus the amount of any guarantees of debt of the underlying investments. VIEs of which the Company is not the primary beneficiary would be accounted for on the equity or cost method. The Company’s maximum exposure to loss with respect to all of its investments accounted for on the equity or cost method is the amount of its investments (as noted in the table above), plus commitments to contribute additional capital and the amount of any guarantees of debt of the underlying investments, both of which are disclosed in Note 19.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

4.   Investments in Unconsolidated Subsidiaries (Continued)

On December 31, 2002, the Company paid $13 to purchase all of the outstanding shares of common stock of Realty Holdings, Inc. (“RHI”), a corporation that was formed to invest in real estate partnerships (the “RHI Purchase”). As a result, the Company became the sole shareholder of RHI on such date. Prior to the RHI purchase, the Company had invested $100 in exchange for all of the 500 shares of non-voting preferred stock of RHI, and eleven individuals, all of whom were current or former executives of the Company, collectively owned the 990 shares of outstanding common stock of RHI (with each of these individuals investing $1). These executives’ ownership of common stock of RHI was not contingent on continued employment with the Company. However, a majority of the stockholders of RHI had the ability to cause RHI to purchase any other stockholder’s shares of RHI at any time for any reason. RHI also had the right of first refusal to purchase the shares of a common stockholder if such stockholder wished to sell his shares and had a bona fide written offer from a third party. RHI is controlled by its Board of Directors, which is elected by the common shareholders. Each of the three directors is an officer of the Company, but none was a stockholder of RHI. Through December 31, 2001, RHI had invested in five single-purpose real estate projects as a 0.5% or 1.0% general partner, with wholly-owned subsidiaries of the Company as 99.5% or 99.0% limited partners. RHI and the Company each had minimal investments in such subsidiaries, since the underlying real estate projects were 100% financed with third-party debt.

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

The Company’s share of income (loss) of RHI and Fund IV was $341 and $(379), respectively, for 2002 (up to the time that RHI and Fund IV were consolidated by the Company) and $625 and $(250), respectively, for 2001. RHI and Fund IV had no operations prior to 2001.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

4.   Investments in Unconsolidated Subsidiaries (Continued)

The consolidation of RHI and Fund IV on December 31, 2002, resulted in the following non-cash changes in the Company’s balance sheet:

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

The Company owns approximately 10% of the outstanding stock of Savills, a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia. The investment is classified as an “other” investment in the first table of this Note 4. The Company accounts for its interest in Savills on the equity method because it has significant influence over Savills due to the following factors: (i) the Company has the right to designate two members of Savills’ board of directors (which has significant influence over the management of Savills), which is comparable to the rights of investors owning approximately 20% at the time the Company acquired the shares; and (ii) the Company has strategically significant commercial relationships with Savills. The Company also has an option giving it the right to purchase from Savills the number of shares necessary to increase its share ownership to 20% of the Savills shares then outstanding. This option is exercisable at any time during the period from June 30, 2003 through June 30, 2005 at 120% of the market price prevailing at the time of exercise. In accordance with adoption of FAS 142 effective January 1, 2002, the difference between the carrying value of the investment and the amount of underlying equity in net assets at June 30, 2000, is no longer amortized, but is evaluated for impairment, as required. Prior to the adoption of FAS 142, this difference was being amortized over 20 years. The Company’s portion of Savills’ undistributed earnings totals $5,813 at December 31, 2003, and is included in retained earnings. The aggregate market value of the investment at December 31, 2003, is $36,285.

In 2001, 2000 and 1999, the Company made various investments in e-commerce related companies. In December 2001, the Company recorded writedowns of $5,528, due to impairment in the value of these e-commerce investments. The impairment was triggered by: (i) the status of the e-commerce industry at the time of the impairment (many technology companies had ceased operations, the availability of capital for

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

4.   Investments in Unconsolidated Subsidiaries (Continued)

e-commerce and internet companies had been dramatically reduced, and the Dow Jones Internet Index was down) and (ii) the financial status of the companies in which the Company has invested. In evaluating the extent of the impairment related to its e-commerce investments, the Company considered the following factors: (i) the 2001 financial results of the investees versus their original business plans, (ii) the value of the investees based on solicitations for additional financing, (iii) the investees’ revised business plans and (iv) the investees’ need for and limited availability of future funding.

Summarized financial information for unconsolidated subsidiaries accounted for on the equity method is as follows:

	December 31
	2003	2002
Real Estate:
Real estate	$377,482	$550,733
Other assets	35,025	47,302
Total assets	$412,507	$598,035
Notes payable on real estate	$234,765	$349,348
Other liabilities	15,320	22,287
Equity	162,422	226,400
Total liabilities and equity	$412,507	$598,035
Other:
Current assets	$332,544	$270,780
Non-current assets	122,010	110,014
Total assets	$454,554	$380,794
Current liabilities	$197,846	$154,693
Non-current liabilities	55,121	48,627
Minority interest	2,620	3,004
Equity	198,967	174,470
Total liabilities and equity	$454,554	$380,794
Total:
Assets	$867,061	$978,829
Liabilities	$503,052	$574,955
Minority interest	2,620	3,004
Equity	361,389	400,870
Total liabilities and equity	$867,061	$978,829

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

4.   Investments in Unconsolidated Subsidiaries (Continued)

	Years Ended December 31,
	2003	2002	2001
Real Estate:
Total revenues	$41,936	$64,083	$91,676
Total expenses	35,507	45,860	76,974
Net income	$6,429	$18,223	$14,702
Other:
Total revenues	$561,939	$450,087	$373,772
Total expenses	525,668	433,911	361,341
Net income	$36,271	$16,176	$12,431
Total:
Total revenues	$603,875	$514,170	$465,448
Total expenses	561,175	479,771	438,315
Net income	$42,700	$34,399	$27,133

5.   Accrued Expenses

Accrued expenses consist of the following at December 31:

	2003	2002
Payroll and bonuses	$42,316	$43,180
Commissions	38,337	33,260
Development costs	15,045	12,262
Deferred income	5,691	3,294
Interest	1,175	911
Insurance	3,032	44
Restructuring charges (see Note 16)	1,864	2,609
Other	9,584	10,111
	117,044	105,671
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale (See Note 8)	(313)	(569)
	$116,731	$105,102

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

6.   Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following at December 31:

	2003	2002
Borrowings under $150,000 line of credit with a bank (the “Credit Facility”)	$10,000	$19,000
Borrowings under a $25,000 discretionary line of credit with a bank	—	—
Borrowings under a £3,900 short-term borrowing facility with a bank (the “European Facility”)	—	—
Other	1,095	70
Total long-term debt	11,095	19,070
Less current portion of long-term debt	1,081	70
	$10,014	$19,000

During June 2002, the Company entered into the Credit Facility. Borrowings under the Credit Facility are due in June 2005, and bear interest at 1) the greater of prime or the Federal Funds Effective Rate plus 0.5%, plus a margin up to 0.75%, or 2) the Eurocurrency rate, plus a margin ranging from 1.75% to 2.5%, payable monthly. The weighted average interest rate for borrowings under the Credit Facility was 2.99% in 2003.

The shares of certain subsidiaries of the Company, accounting for at least 80% of Adjusted Gross EBITDA, as defined in the Credit Facility agreement, are pledged as security for the Credit Facility.

The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends, repurchase common shares, or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. At December 31, 2003, the Company is in compliance with all debt covenants.

The covenants associated with the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $150,000 commitment. At December 31, 2003, the Company has unused borrowing capacity of $124,083 (taking into account letters of credit and borrowings outstanding) under its Credit Facility.

Under the Credit Facility, the Company pays a quarterly fee equal to 0.25% of the unused commitments under the line. In addition, the Credit Facility requires the Company to enter into one or more interest rate agreements for the Company’s floating rate indebtedness in excess of $30,000 (other than construction loans under which interest is capitalized in accordance with GAAP) ensuring the net interest is fixed, capped or hedged (see Note 18).

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

6.   Long-Term Debt and Capital Lease Obligations (Continued)

Borrowings under the Company’s $25,000 discretionary line of credit are unsecured and reduce the borrowing capacity under the Credit Facility dollar for dollar. Each loan under the line matures in five business days, no later than June 28, 2004. Each loan bears interest at a rate agreed upon between the Company and the bank (weighted average borrowing rate of 2.92% in 2003), payable at the maturity of each loan.

The European Facility is held by the Company’s European outsourcing subsidiary. Borrowings under the European Facility are payable on demand, bear interest at the bank’s base rate plus 2.75% (weighted average borrowing rate of 6.63% in 2003), are payable quarterly, and are recourse to the Company.

Principal maturities of long-term debt at December 31, 2003, are as follows:

2004	$1,081
2005	10,006
2006	5
2007	3
$11,095

The Company has obligations under capital leases, primarily for furniture and equipment, with maturity dates through September 2005, and bearing interest at various rates ranging from 0.41% to 9.023% per annum at December 31, 2003. Capital lease obligations are secured by the underlying assets.

Capital lease obligations consist of the following at December 31:

	2003	2002
Capital lease obligations	$2,011	$3,647
Less: Current portion of capital lease obligations	1,297	2,989
	$714	$658

Future minimum payments under capital lease obligations at December 31, 2003, are as follows:

2004	$1,330
2005	720
Total minimum lease payments	2,050
Amount representing interest	(39)
Present value of net minimum lease payments	$2,011

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

7.   Notes Payable on Real Estate

The Company has loans secured by real estate (the majority of which are construction loans) consisting of the following at December 31:

	2003	2002
Current portion of notes payable on real estate	$68,192	$28,854
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 8)	12,306	39,551
Total notes payable on real estate, current portion	80,498	68,405
Notes payable on real estate, non-current portion	22,769	45,402
Total notes payable on real estate	$103,267	$113,807

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

At December 31, 2003, $9,958 of the current portion and $380 of the non-current portion of notes payable on real estate are recourse to the Company. With respect to a project to which $3,021 of the current recourse obligations relate, the Company has an agreement with an investor customer to purchase the project upon completion, the proceeds of which will be used to repay the related note payable.

Principal maturities of notes payable on real estate at December 31, 2003, are as follows:

2004	$37,988
2005	2,327
2006	22,647
2007	34,924
2008	5,381
$103,267

Interest rates on loans outstanding at December 31, 2003, range from 3.22% to 12.0%. Generally, interest only is payable on the real estate loans (and is generally drawn on the underlying construction loan), with all unpaid principal and interest due at maturity. Capitalized interest in 2003 and 2002 totaled $2,726 and $1,269, respectively.

In 2003, in conjunction with the purchase of a real estate project held for investment, the Company assumed the seller’s obligations on a note with respect to the project, resulting in a non-cash increase in notes payable on real estate totaling $796.

The Company has a participating mortgage loan obligation related to a real estate project that is classified as real estate under development (current). The participating mortgage loan is subordinate to a construction loan on the underlying project. The amounts of the participation liability and the related debt discount are both $2,800 at December 31, 2003. The lender participates in net operating cash flow of the mortgaged real estate project, if any, and capital proceeds, net of related expenses, upon the sale of the

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

7.   Notes Payable on Real Estate (Continued)

project, after payment of amounts due under the construction loan. The lender receives 6% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35% to 80% of proceeds remaining after the construction loan is paid, based on reaching various internal rates of return.

The Company has classified a note payable related to one real estate project that, at December 31, 2003, matures on September 30, 2004 as a non-current note payable. In February 2004, the Company and lender agreed to extend the maturity date of the note to September 28, 2006. The balance of the note is $13,268 at December 31, 2003.

8.   Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company’s balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at December 31, 2003, that were not classified as such at December 31, 2002, have been reclassified to real estate and other assets held for sale in the Company’s balance sheet as of December 31, 2002.

Real estate and other assets held for sale and related liabilities are as follows at December 31:

	2003	2002
Assets:
Cash and cash equivalents	$—	$92
Accounts receivable, net of allowance for doubtful accounts	—	143
Notes and other receivables	1,125	267
Real estate held for sale (see Note 2)	13,326	49,803
Other current assets	233	400
Other assets	—	264
Total real estate and other assets held for sale	14,684	50,969
Liabilities:
Accounts payable	—	59
Accrued expenses (see Note 5)	313	569
Notes payable on real estate held for sale (see Note 7)	12,306	39,551
Other current liabilities	76	81
Total liabilities related to real estate and other assets held for sale	12,695	40,260
Net real estate and other assets held for sale	$1,989	$10,709

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

9.   Stockholders’ Equity

The holders of shares of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of common stockholders. Each share of common stock is entitled to participate equally in dividends, when and if declared, and in the distribution of assets in the event of liquidation, dissolution or winding up of the Company, subject in all cases to any rights of outstanding shares of preferred stock.

Under the Trammell Crow Company 1997 Option Plan (the “Assumed Option Plan”), the Company issued options to purchase 2,423,769 shares of the Company’s common stock at an exercise price of $3.85 per share. All options available under the Assumed Option Plan were granted on August 1, 1997. The options vested at the closing of the Company’s initial public offering on December 1, 1997, and became exercisable 30 days after that date. The options expire 10 years from the date of grant and are not contingent on continued employment with the Company. At December 31, 2003, common shares reserved for future issuance under the Assumed Option Plan total 956,649.

The Trammell Crow Long-Term Incentive Plan (the “Long-Term Plan”) originally provided for the issuance of up to 5,334,878 shares of common stock. In May 1999, the Long-Term Plan was amended to increase the number of shares available for future awards to 8,634,878 shares of common stock. Options to acquire shares of common stock granted by the Company under the Long-Term Plan have exercise prices equal to the fair market value of the common stock on the date of grant and expire 7 to 10 years from the date of grant. Except for options granted to members of the Board of Directors and options granted in connection with acquisitions of real estate service companies, options vest over periods ranging from three to five years, and generally have partial vesting on anniversaries of the grant date.

The Long-Term Plan also provides for the awards of Stock Appreciation Rights, Restricted Stock and Performance Units. In 2003, 2002 and 2001, the Company granted 1,636,500 shares, 30,000 shares and 7,562 shares, respectively, of restricted stock under the Long-Term Plan. The restricted stock vests over periods of up to five years.  The weighted-average grant date fair value per share of the Company’s restricted stock issued in 2003, 2002 and 2001 was $8.75, $13.90 and $11.44, respectively. The Company recognized compensation expense of $3,727, $519 and $892 in 2003, 2002 and 2001, respectively, related to the grants of restricted shares, net of forfeitures.

At December 31, 2003, common shares reserved for future issuance under the Long-Term Plan total 6,846,258 shares.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

9.   Stockholders’ Equity (Continued)

A summary of the Company’s stock option activity and related information, for the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003
	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $9.74 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
Beginning of year	1,017,395	3,295,486	2,285,885	165,447	6,764,213
Granted	—	153,314	—	—	153,314
Exercised	(60,746)	(59,000)	—	—	(119,746)
Forfeited	—	(181,875)	(199,544)	(13,708)	(395,127)
Expired	—	—	—	—	—
End of year	956,649	3,207,925	2,086,341	151,739	6,402,654
Weighted-average exercise price of options:
Granted	—	$9.74	—	—
Exercised	$3.85	$10.94	—	—
Forfeited	—	$11.95	$17.66	$32.10
Outstanding at end of year	$3.85	$11.73	$17.70	$28.76
Weighted-average fair value of options granted	—	$4.63	—	—
Weighted-average remaining contractual life	3.6 years	5.4 years	4.6 years	4.4 years
Options exercisable:
Number of options	956,649	1,642,633	2,049,674	151,739	4,800,695
Weighted-average exercise price	$3.85	$11.29	$17.69	$28.76

	2002
	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $9.74 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
Beginning of year	1,288,179	2,863,453	2,979,552	217,298	7,348,482
Granted	—	1,228,533	—	—	1,228,533
Exercised	(270,784)	(65,000)	—	—	(335,784)
Forfeited	—	(731,500)	(693,667)	(51,851)	(1,477,018)
Expired	—	—	—	—	—
End of year	1,017,395	3,295,486	2,285,885	165,447	6,764,213
Weighted-average exercise price of options:
Granted	—	$13.90	—	—
Exercised	$3.85	$11.08	—	—
Forfeited	—	$11.51	$17.62	$31.64
Outstanding at end of year	$3.85	$11.82	$17.69	$29.04
Weighted-average fair value of options granted	—	$7.19	—	—
Weighted-average remaining contractual life	4.6 years	6.3 years	5.6 years	5.3 years
Options exercisable:
Number of options	1,017,395	925,028	2,082,132	152,103	4,176,658
Weighted-average exercise price	$3.85	$11.15	$17.70	$29.09

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

9.   Stockholders’ Equity (Continued)

	2001
	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $9.74 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
Beginning of year	1,613,123	1,567,343	3,626,449	231,416	7,038,331
Granted	—	1,567,610	—	—	1,567,610
Exercised	(324,944)	—	—	—	(324,944)
Forfeited	—	(271,500)	(646,897)	(14,118)	(932,515)
Expired	—	—	—	—	—
End of year	1,288,179	2,863,453	2,979,552	217,298	7,348,482
Weighted-average exercise price of options:
Granted	—	$10.27	—	—
Exercised	$3.85	—	—	—
Forfeited	—	$11.44	$17.67	$29.03
Outstanding at end of year	$3.85	$10.83	$17.68	$29.66
Weighted-average fair value of options granted	—	$5.50	—	—
Weighted-average remaining contractual life	5.6 years	7.3 years	6.6 years	6.4 years
Options exercisable:
Number of options	1,288,179	411,779	2,260,942	187,707	4,148,607
Weighted-average exercise price	$3.85	$11.30	$17.66	$29.85

10.   Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended December 31:

	2003	2002	2001
Current
Federal	$11,505	$7,133	$10,495
State	2,323	1,440	2,118
International	(384)	731	—
	13,444	9,304	12,613
Deferred
Federal	(315)	3,401	(11,266)
State	(64)	686	(2,273)
International	1,285	—	—
	906	4,087	(13,539)
	$14,350	$13,391	$(926)

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

10.   Income Taxes (Continued)

The components of the net deferred tax asset are summarized below as of December 31:

	2003	2002
Deferred tax assets
Bad debts	$1,151	$1,818
Depreciation	1,740	1,336
Basis difference on real estate	342	470
Compensation expense relating to stock options	4,798	5,123
Compensation expense related to restricted stock	2,784	1,200
Impairment of investments	16,630	17,188
Interest rate swap agreement	—	474
Restructuring charges relating to future rent expense	732	1,025
Foreign currency translation adjustments	—	62
Other	3,306	1,722
	31,483	30,418
Less: valuation allowance	(1,026)	(680)
Total deferred tax assets	30,457	29,738
Deferred tax liabilities
State taxes	(97)	(517)
Goodwill amortization	(2,648)	(2,625)
Foreign currency translation adjustments	(1,223)	—
Other	(2,837)	(2,038)
Total deferred tax liabilities	(6,805)	(5,180)
Net deferred tax asset	$23,652	$24,558

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has determined that a $1,026 valuation allowance at December 31, 2003, is necessary to reduce the deferred tax assets relating to certain nonqualified stock options to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $346.

Components of deferred income taxes are as follows at December 31:

	2003	2002
Current	$3,754	$3,654
Noncurrent	19,898	20,904
Net deferred tax asset	$23,652	$24,558

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

10.   Income Taxes (Continued)

The differences between the provisions for income taxes and the amounts computed by applying the statutory federal income tax rates to income (loss) from continuing operations before income taxes for the years ended December 31 are:

	2003	2002	2001
Tax at statutory rate applied to income (loss) from continuing operations before income taxes	$10,237	$8,858	$(2,148)
State income taxes, net of federal tax benefit	1,255	1,086	(263)
International	(384)	731	—
Non-deductible meals	704	727	692
Change in valuation allowance	346	(702)	256
Other	298	(8)	537
	$12,456	$10,692	$(926)

11.   Operating Leases

The Company has commitments under operating leases for office space and office equipment. During the years ended December 31, 2003, 2002 and 2001, rent expense was $22,909, $25,353 and $26,712, including $604 paid in 2001 to affiliates of the Company.

Minimum future rentals to be paid and received under noncancelable operating lease and sublease commitments in effect at December 31, 2003, are as follows:

	Leases	Subleases	Net
2004	$21,831	$(1,426)	$20,405
2005	16,277	(1,401)	14,876
2006	12,455	(1,404)	11,051
2007	7,770	(1,216)	6,554
2008	3,495	(473)	3,022
Thereafter	4,381	(1,063)	3,318
	$66,209	$(6,983)	$59,226

12.   Employee Benefit Plans

The Company’s employees participate in a defined contribution savings plan, which provides the opportunity for pretax contributions by employees. The Company matches 50% of the employee’s contributions up to 6% of the employee’s annual earnings or a maximum of $6 per employee per annum. The Company’s contribution expense for 2003, 2002 and 2001, including amounts reimbursed by customers, was $7,035, $7,102 and $7,068, respectively.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

12.   Employee Benefit Plans (Continued)

The Company has also established the Trammell Crow Company Employee Stock Purchase Plan (the “ESPP”). Employees may elect to have bi-weekly payroll deductions of 1.0% to 10.0% of gross earnings, which is used to purchase, on a semi-annual basis, stock of the Company at a 15% discount from market value. The ESPP is available to all employees and requires a six-month holding period for stock purchased under the plan. The Company has reserved 2,000,000 shares of common stock for issuance under the ESPP, of which 1,577,493 have been issued as of December 31, 2003.

13.   Gain on Disposition of Real Estate and Discontinued Operations

Real estate dispositions excluding those accounted for as discontinued operations during the years ended December 31 were as follows:

	2003	2002	2001
Projects sold	19	36	46
Net sale price	$67,115	$142,149	$170,389
Gain on sale	$13,420	$24,218	$28,456

The net sale price for 2003 noted above includes a note receivable for $230 from a purchaser of one real estate project.

In 2003, the Company conveyed a single-tenant office/industrial real estate project to the lender in order to satisfy the underlying non-recourse note that had matured. With respect to this disposition, the Company recorded a gain on disposition of real estate of $798, of which $677 was extinguishment of debt. Also in 2003, the Company sold its 50% partnership interest in a consolidated subsidiary to the other partner in the partnership for a net sales price of $1,032. The transaction resulted in a non-cash decrease in real estate and other assets held for sale of $11,004 (accounts receivable of $4 and real estate held for sale of $11,000), a decrease in cash (included in real estate and other assets held for sale) of $92, and a non-cash reduction in liabilities related to real estate and other assets held for sale of $11,804 (decrease in accounts payable of $61, increase in accrued expenses of $164 and a decrease in notes payable on real estate of $11,907), and a non-cash increase in minority interest of $210. The Company recognized a gain on disposition of $1,530 as a result of this transaction.

In connection with a sale in 2002, the purchaser assumed a portion of the Company’s note with respect to such project, resulting in a non-cash decrease in notes payable on real estate totaling $12,000. The Company repaid the remaining balance of the note with the sales proceeds. The Company recorded a loss on disposition of real estate related to this project totaling $797.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

13.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

In 2002, upon substantial completion of two real estate projects under development, the Company and outside partners contributed a total of $2,703 and $30,398, respectively, to the Company’s consolidated real estate subsidiaries owning such projects. The funds were used to pay off debt totaling $33,101, and the Company was released from its guarantees relating to such debt. As it no longer exercised control over the entities, the Company began using the equity method of accounting for these two real estate subsidiaries, resulting in a non-cash reduction of real estate held for sale totaling $33,776 and a non-cash  increase in investments in unconsolidated subsidiaries totaling $675. Also in 2002, the Company contributed its interest in a real estate project to a new partnership owned 48% by the Company, 32% by a non-wholly-owned partnership controlled and consolidated by the Company and 20% by partners unrelated to the Company. Because the outside partners control the new partnership, the Company accounts for its interest in this partnership as an equity method investment. The transaction resulted in a non-cash reduction in real estate held for sale totaling $23,711, a non-cash reduction in notes payable on real estate held for sale totaling $9,400, a non-cash reduction in accrued interest totaling $795, a non-cash increase in investment in unconsolidated subsidiaries totaling $18,310, and a non-cash increase in minority interest totaling $4,000. Additionally, in another transaction  during 2002, the partnership agreement of a real estate partnership that was consolidated by the Company was amended, eliminating the Company’s control of the partnership. As it no longer exercised control over the partnership, the Company began using the equity method of accounting for this real estate subsidiary, resulting in a non-cash reduction in real estate held for sale of $15,931, a non-cash reduction in notes payable on real estate held for sale of $10,821, a non-cash increase in investments in unconsolidated subsidiaries of $1,591, and a non-cash reduction in minority interest of $3,710. No gains or losses were recognized on these transactions.

In 2001, the Company sold 75% of its interest in a wholly-owned partnership that owned real estate at a sales price equal to $2,238 (75% of the partnership’s net book value) and provided partial financing of the purchase in the amount of $186. In addition, the Company purchased, for an amount approximating book value, the 1% general partnership interest of a partnership that owned real estate in which the Company was a 99% limited partner prior to the transaction. As a result of the transaction, the Company acquired $11,644 of assets, including cash of $202, and assumed liabilities totaling $11,046. In another transaction, for an amount approximating book value, the Company sold its 1% general partnership interest in a partnership that owned real estate, while retaining its 99% limited partnership interest. As a result, the Company disposed of $8,869 of assets, including cash of $287, and $8,869 of liabilities. No gains or losses were recognized on these transactions.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

13.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

In 2003, the Company sold four real estate projects that were considered discontinued operations under FAS 144. The aggregate sales price for these four projects was $25,064, and the Company recognized an aggregate gain on disposition of $5,336. In 2002, the Company sold four real estate projects that were considered discontinued operations under FAS 144. The aggregate sales price for these four projects was $31,151, and the Company recognized an aggregate gain on disposition of $6,559. The components of discontinued operations for the years ended December 31, 2003 and 2002, including these dispositions and operations of real estate properties where the Company does not expect to have significant continuing involvement, are as follows (there were no such discontinued operations in 2001):

	2003	2002
Revenues:
Development and construction	$181	$416
Gain on disposition of real estate	5,336	6,559
Other	23	1
	5,540	6,976
Expenses:
Salaries, wages and benefits	55	110
Commissions	279	423
General and administrative	235	248
Depreciation and amortization	4	14
Interest	295	127
	868	922
Income from discontinued operations, before income taxes	4,672	6,054
Income tax expense	(1,894)	(2,699)
Income from discontinued operations, net of income taxes	$2,778	$3,355

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

14.   Goodwill, Intangible Assets and Acquisitions of Real Estate Service Companies

In 2003, the Company strengthened and extended through 2008 its strategic alliance with Savills. The strategic alliance was initially formed in 2000 for the purposes of providing each company’s customers access to the commercial real estate service capabilities of the other. As part of the 2003 agreement, the Company subscribed to $9 of additional capital in Trammell Crow Savills Limited, the Company’s consolidated European venture jointly owned with Savills, effectively increasing the Company’s ownership in this venture to approximately 95%. In addition, the Company purchased all of Savills’ ownership in Trammell Crow Savills Asia-Pacific Limited, the Company’s consolidated Asian joint venture, for a nominal amount, increasing the Company’s ownership of this venture to substantially 100%. While the Company recorded no gain or loss on this transaction, it recorded a non-cash increase in minority interest of $693, and an offsetting non-cash decrease in furniture and equipment. In addition, the Company and Savills have an arrangement whereby, at either party’s discretion, the Company may acquire Savills’ remaining ownership in Trammell Crow Savills Limited of approximately 5% for nominal consideration.

In December 2001, the Company recorded total writedowns due to impairment of goodwill and intangibles of $26,440, offset by $2,346 of related minority interest. Of these writedowns, $20,479 is due to impairment of goodwill and related intangibles recorded in connection with the Company’s acquisition of portions of the businesses of Faison & Associates and Faison Enterprises, Inc. (the “Faison Acquisition”). The impairment resulted from 2001 operating losses and declining forecasts for future operations in the retail center development and mall management portions of these businesses (primarily due to continuing consolidation of regional mall ownership into REITs, which tend to self-manage their properties), in addition to the losses of several large management agreements in 2001, which left the Company with no significant business in certain geographic areas. Also, effective March 1, 2002, the Company sold the retail center development and mall management businesses to an affiliate of Faison Enterprises, Inc. (the “Faison Sale”) (see Note 15). The writedown in 2001 included 100% of the goodwill attributable to the retail center development and mall management businesses and the business units affected by management agreement losses.

Also included in the Company’s total 2001 writedowns is a writedown of $4,788, offset by $2,346 of related minority interest, due to impairment of goodwill recorded in connection with the Company’s 2000 expansion of its joint venture with Savills into the Asia-Pacific region (“Trammell Crow Savills Asia-Pacific”). The impairment resulted from 2001 operating losses and business strategy changes that impacted the Company’s growth strategy in Asia-Pacific markets. The Company intends to allocate existing or additional resources to Asia-Pacific markets only as its U.S. customers require services in these markets but does not intend to aggressively pursue new customers in these markets. In 2002, Trammell Crow Savills Asia-Pacific sold three of its operations, primarily engaged in project management services, to an unrelated third party (see Note 15).

The remaining $1,173 of writedowns in 2001 related to various investment and asset impairments, none of which were individually significant to the Company.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

14.   Goodwill, Intangible Assets and Acquisitions of Real Estate Service Companies (Continued)

Intangible assets, excluding goodwill, consist of the following at December 31:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract intangibles	$13,299	$(8,181)	$12,085	$(5,121)
Employment contracts and noncompete agreements	11,201	(10,952)	11,991	(10,966)
Acquired management contracts	8,094	(7,546)	9,141	(7,199)
	$32,594	$(26,679)	$33,217	$(23,286)

In 2002, the Company recorded a writedown of $1,149, recognized as a reduction of facilities management revenue, due to impairment of a contract intangible for which the underlying management agreement was terminated in 2002. The contract intangible was written down to zero. In 2001, the Company recorded a writedown of $2,076, recognized as a reduction of project management services revenue, due to impairment of a contract intangible for which the future cash flows of the underlying management agreement did not support the value of the contract intangible, and the Company’s intent was to terminate the related management agreement. The management agreement was subsequently terminated in 2002. The related contract intangible was written down to zero.

The estimated future charges for the intangible asset balance at December 31, 2003, are as follows:

2004	$2,786
2005	1,612
2006	1,011
2007	424
2008 and thereafter	82
$5,915

15.   Dispositions of Businesses

The Faison Sale was completed effective March 1, 2002, and involved the sale of businesses that were engaged primarily in the development of retail centers and the management and leasing of regional malls and were acquired in 1998 as part of the Faison Acquisition. The Company continues to provide leasing and management services of non-retail assets and certain retail projects under contracts acquired in connection with the Faison Acquisition. The Company retained most of the net working capital in the disposed businesses and carried interests in certain development projects and received approximately $1,825 in exchange for such businesses and related assets upon completion of the transaction. Because the Company has continuing involvement with the disposed businesses, the operations have not been reported as discontinued operations. The Company’s writedowns of goodwill and intangibles in the fourth quarter of 2001 (see Note 14), included $11,731 related to assets that were disposed of in the Faison Sale, and the Company recorded a gain of $79 upon disposition of the businesses in the first quarter of 2002. The Faison

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

15.   Dispositions of Businesses (Continued)

Sale was motivated by changes in the Company’s overall retail strategy, operating losses incurred in these businesses, and declining forecasts for future operations of these businesses (primarily due to the downturn in the real estate investment market and continuing consolidation of regional mall ownership into REIT’s, which tend to self-manage their properties). Henry J. Faison, Chairman of the Board of Faison Enterprises, served on the Company’s Board of Directors from the time of the Faison Acquisition until May 24, 2002, the day of the Company’s 2002 annual meeting of stockholders.

On November 25, 2002, Trammell Crow Savills Asia-Pacific completed the sale to an unrelated third party of three of its operations primarily engaged in project management services, effective October 1, 2002 (the “Transfer Date”). The purchase price of approximately $2,607, which was settled in the second quarter of 2003, was offset by $414 for amounts to be paid to the purchaser as a provision for losses on certain assets and contracts transferred to the purchaser on the Transfer Date. In addition, $320 was offset against the purchase price for management services that the purchaser provided to the remaining Trammell Crow Savills Asia-Pacific operations for one year following the completion of the sale. The Company recorded a loss of approximately $297 in the fourth quarter of 2002 with respect to the sale, including professional fees and provisions to be made to the seller, offset by minority interest. Because there were not clearly distinguishable operations and cash flows for the operations sold, the operations have not been reported as discontinued operations.

16.   Restructuring Charges

During 2001, the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both user and investor customers under a single leadership structure. As part of the reorganization, the Company advised approximately 300 employees across all functions and levels that their jobs were being eliminated as part of a cost-cutting effort focusing on inefficiencies and redundancies. As of December 31, 2002, all of such employees had been terminated under the restructuring plan. In addition, also in 2001, the Company formalized and communicated its previously announced internal reorganization designed to centralize and improve the efficiency of its accounting operations. The accounting restructuring plan contemplated the termination of approximately 200 accounting personnel, 80 of whom ultimately resigned or were placed into open positions or onto new customer accounts. As of December 31, 2002, all planned employee terminations of such employees had been completed pursuant to the accounting restructuring plan.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

16.   Restructuring Charges (Continued)

No restructuring charges were incurred or recorded in 2003 or 2002. Activity related to the Company’s restructuring accruals for the years ended December 31, 2003, 2002 and 2001, was as follows:

	Severance and Related Costs	Lease Obligations and Related Costs	Total
Initial charge	$5,153	$5,799	$10,952
Cash payments	3,304	822	4,126
Balance at December 31, 2001	1,849	4,977	6,826
Cash payments	1,849	2,368	4,217
Balance at December 31, 2002	—	2,609	2,609
Cash payments	—	745	745
Balance at December 31, 2003	$—	$1,864	$1,864

17.   Related Party Transactions

In 2003, 2002 and 2001, the Company derived 2%, 4%, and 6%, respectively, of its total revenues from services provided principally to one current and one former stockholder of the Company. In addition, in 2003, 2002 and 2001, the Company derived 2%, 1% and less than 1%, respectively, of its total revenues from services provided to a customer of which one of the Company’s directors is an officer.

The Company has agreements to provide development and brokerage services to certain of its unconsolidated subsidiaries accounted for under the equity method under terms that the Company believes are consistent with the terms in similar agreements with unrelated parties. In each of the years ended December 31, 2003, 2002 and 2001, the Company derived 1% of its total revenues from such unconsolidated subsidiaries.

18.   Financial Instruments

As required under the Company’s Credit Facility, the Company has entered into various interest rate agreements to manage market risks related to changes in interest rates. The Company’s participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes.

On March 24, 2000, the Company renewed an existing interest rate swap agreement for a 12-month period ending March 24, 2001, with a notional amount of $150,000 through June 26, 2000, a notional amount of $125,000 through September 25, 2000, and a notional amount of $100,000 through March 24, 2001. This interest rate swap agreement established a fixed interest pay rate of 6.65% on a portion of the Company’s variable rate debt. On March 24, 2001, the interest rate swap agreement was renewed for a 24-month period ending March 24, 2003, with a notional amount of $150,000. This interest rate swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company’s variable rate debt. Under these interest rate swap agreements, if the actual LIBOR-based rate was less than the specified fixed interest rate, the Company was obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate was greater than the specified fixed interest rate, the differential interest amount was paid to the Company and recorded as a

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

18.   Financial Instruments (Continued)

reduction of interest expense. The weighted average receive rates under the interest rate swap agreement for 2003, 2002 and 2001 were 1.37%, 1.80% and 4.07%, respectively. In connection with these agreements, the Company recorded incremental interest expense, excluding the liability reduction described below, of $567 in 2003, $765 in 2002 and $848 in 2001. Since the interest rate swap agreement expired on March 24, 2003, there was no related interest expense recorded in the nine months ended December 31, 2003.

Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. For the period from January 1, 2001 through October 31, 2001, $4,809 was charged to expense due to a change in fair value of the interest rate swap agreement. As of November 1, 2001, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the Company designated the interest rate swap agreement as a cash flow hedge of the Company’s variable interest flow exposure, and began assessing effectiveness of the cash flow hedge in accordance with the hypothetical derivative method of FAS 133 Implementation Issue G7. The hypothetical derivative method captured the impact of the $4,809 swap liability already existing at November 1, 2001, as future hedge ineffectiveness of the newly designated hedge relationship because the liability originated from interest rate movements prior to the application of hedge accounting. Accordingly, changes in fair value of the interest rate swap agreement attributable solely to the passage of time and payments made to settle the liability serve to reduce the liability, therefore benefiting net income in future periods. The Company recorded payments of $588, $3,611 and $609 in 2003, 2002 and 2001, respectively, against its liability that would have been recorded to interest expense had the interest rate swap agreement been designated as a hedge since its inception. Changes in the fair value of the interest rate swap agreement attributable to changes in benchmark market interest rates represent the effective portion of the hedge relationship and were recorded in other comprehensive income in accordance with FAS 133. Any hedge ineffectiveness was recorded in current period earnings. The interest rate swap agreement expired on March 24, 2003, therefore the liability balance is zero at December 31, 2003.

On September 1, 2002, as a result of a decrease in the Company’s floating interest rate debt, the Company dedesignated $50,000 of the interest rate swap agreement previously designated as a hedge in order to maintain the relationship between the notional amount of the designated portion of the interest rate swap agreement and the amount of the Company’s floating rate debt. On November 30, 2002, an additional $25,000 was dedesignated. By dedesignating a portion of the interest rate swap agreement as a hedge, the remaining designated portion was still deemed an effective hedge. As a result of these changes, the Company recognized $(4) and $72 of expense in the years ended December 31, 2003 and 2002, respectively, related to the change in fair value of the portion of the interest rate swap agreement that is not designated as a hedge.

In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to consolidated real estate project. The interest rate cap agreement has a notional amount of $11,400 and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

18.   Financial Instruments (Continued)

interest rate cap agreement expires on March 1, 2005. Through December 31, 2003, amounts recorded by the Company related to this interest rate cap agreement were not material.

The Company holds a mandatorily redeemable financial instrument related to a consolidated real estate project. The instrument allows former lenders to the underlying real estate project to participate in operating cash flows and the proceeds of the future sale of the property, after payment of a separate mortgage loan on the property and certain other distribution preferences to the Company, with no maximum amount specified in the instrument. The instrument is redeemable at the discretion of the former lenders upon sale of the real estate project, refinancing of the mortgage loan or maturity of the instrument, which was extended to September 28, 2006 when the underlying mortgage loan was extended in February 2004 (see Note 7). As of December 31, 2003, the fair value of the financial instrument is zero, based on hypothetical liquidation of the underlying real estate project on December 31, 2003.

Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company’s long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

19.   Commitments and Contingencies

At December 31, 2003, the Company has guaranteed repayment of a maximum of $5,725 of real estate notes payable of its unconsolidated subsidiaries of which $4,893 of the underlying notes payable is outstanding as of December 31, 2003. These notes are secured by the underlying real estate and have maturity dates through May 2005. The Company did not issue or modify any guarantees in 2003 that were required to be recorded at fair value in the Company’s financial statements.

The Company has a commitment to loan up to $4,500 to an unconsolidated subsidiary, of which $1,500 was funded in the first quarter of 2003. The remaining commitment of $3,000 was funded in January 2004. Loans made under the commitment accrue interest from the date advanced until the date repaid at an annual rate of 18% through June 30, 2004, and thereafter at an annual rate of 25%. The loans are due and payable on June 16, 2006, but may be repaid prior to such date should the unconsolidated subsidiary obtain alternate financing from a third party lender. Repayment of the loans is subordinate to other debt and the unconsolidated subsidiary’s obligations to pay certain preferred returns.

At December 31, 2003, the Company has outstanding letters of credit totaling $15,917, of which $5,044 collateralizes amounts recorded in other current liabilities. The letters of credit expire at varying dates through January 2005.

In addition, at December 31, 2003, the Company has numerous completion and budget guarantees relating to development projects. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has “guaranteed maximum price” contracts with reputable general contractors, which are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

19.   Commitments and Contingencies (Continued)

From time to time, the Company acts as a general contractor with respect to construction projects. The Company does not consider these activities to be a material part of its business. In connection with these activities, the Company seeks to subcontract construction work for certain projects to reputable subcontractors. Should construction defects arise related to the underlying projects, the Company could potentially be liable to the customer for the costs to repair such defects, but the Company would generally look to the subcontractor that performed the work to remedy the defect. Management does not expect to incur material losses with respect to construction defects.

The Company and one of its subsidiaries are defendants in a lawsuit styled Bank One Oklahoma, N.A. (the “Bank”), et al. v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, pending in the US District Court for the Northern District of Illinois, originally filed on April 2, 2003. The claims asserted by the plaintiffs relate to a sale/leaseback transaction involving a property in Oklahoma City previously owned by the Bank. The suit alleges breach of contract, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation and fraudulent concealment against the Company and/or its subsidiary and alleges that the plaintiffs have been damaged in an unspecified amount in excess of $15,000. The plaintiffs seek to recover actual damages, punitive damages and reasonable attorneys’ fees. The suit is in the process of discovery, and no trial date has been set. As of the date of this Form 10-K, the outcome of the suit cannot be predicted with any certainty, and the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome. While the Company cannot predict with any certainty the outcome of this matter, the Company currently believes the plaintiffs’ claims are without merit and is vigorously defending the lawsuit.

From time to time, the Company is involved in other litigation matters that arise in the ordinary course of its business, some of which involve claims for damages which are substantial in amount. The ultimate liability for these matters cannot be determined. However, based on the information currently available, the Company does not believe that the resolution of any such matters to which it is currently a party will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

20.   Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three years ended December 31:

	2003	2002	2001
Interest paid	$8,347	$10,875	$15,330
Income taxes paid	8,998	8,611	13,232
Non cash activities:
Issuance of restricted stock, net of forfeitures	12,289	(77)	(322)
Capital lease obligations	2,161	1,180	3,062
Recognition of deferred gains related to dispositions in previous periods	339	941	281
Writeoff of furniture and equipment against prior year restructuring reserve	—	876	—
Conversion to equity of note payable to minority shareholder of consolidated joint venture	—	2,406	—

21.   Segment Information

Description of Services by Segment

The Global Services segment includes property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both user and investor customers. The Development and Investment segment includes development activities performed on behalf of investor and user customers on a fee basis, as well as development activity pursuant to which the Company takes an ownership position. The Development and Investment segment also includes activities related to the Company’s operating real estate projects prior to disposition.

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates performance and allocates resources among its two reportable segments based on income before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors Management Used to Identify the Company’s Reportable Segments

The Company’s reportable segments are defined by the nature of the service provided and activities conducted. Because development services require specialized knowledge, the Company’s organizational structure allows the group of individuals with specialized knowledge and experience in development activities to perform these services with greater focus through the Company’s Development and Investment segment. The organizational structure of the Global Services segment allows the Company to leverage resources in specific geographic areas, as non-development services provided to user and investor customers often require similar expertise.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

21.   Segment Information (Continued)

Approximately 97% of the Company’s revenues are from customers located in the United States. In 2003, one individual customer accounts for $73,668, or 10%, of the Company’s consolidated revenues. Revenues from this customer are included primarily in the Company’s Global Services segment.  No individual customer accounted for more than 10% of the Company’s consolidated revenues in 2002 or 2001.

Summarized financial information for reportable segments is as follows:

	Years Ended December 31,
	2003	2002	2001
Global Services:
Total revenues	$650,480	$657,114	$677,209
Costs and expenses(1)	628,234	648,293	697,224
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	22,246	8,821	(20,015)
Minority interest, before income taxes	675	3,323	3,872
Income from investments in unconsolidated subsidiaries, before income taxes	3,913	1,789	1,719
Income (loss) from continuing operations, before income taxes	26,834	13,933	(14,424)
Discontinued operations, before income taxes	376	791	—
Income (loss) before income taxes	27,210	14,724	(14,424)
Writedowns due to impairment of goodwill, intangibles and investments	—	—	27,561
Minority interest related to goodwill writedowns	—	—	(2,346)
Change in fair value of interest rate swap agreement	—	—	3,917
Restructuring charges	—	—	8,237
Income before income taxes, as adjusted(2)	$27,210	$14,724	$22,945

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

21.   Segment Information (Continued)

	Years Ended December 31,
	2003	2002	2001
Development and Investment:
Total revenues	57,352	76,982	102,442
Costs and expenses(1)	67,500	73,683	100,128
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(10,148)	3,299	2,314
Minority interest, before income taxes	1,395	(402)	(2,330)
Income from investments in unconsolidated subsidiaries, before income taxes	12,637	7,160	8,303
Income from continuing operations, before income taxes	3,884	10,057	8,287
Discontinued operations, before income taxes	4,296	5,263	—
Income before income taxes	8,180	15,320	8,287
Writedowns due to impairment of goodwill, intangibles and investments	—	—	4,407
Minority interest related to goodwill writedowns	—	—	—
Change in fair value of interest rate swap agreement	—	—	892
Restructuring charges	—	—	2,715
Income before income taxes, as adjusted(2)	$8,180	$15,320	$16,301
Total:
Total revenues	$707,832	$734,096	$779,651
Costs and expenses(1)	695,734	721,976	797,352
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	12,098	12,120	(17,701)
Minority interest, before income taxes	2,070	2,921	1,542
Income from investments in unconsolidated subsidiaries, before income taxes	16,550	8,949	10,022
Income (loss) from continuing operations, before income taxes	30,718	23,990	(6,137)
Discontinued operations, before income taxes	4,672	6,054	—
Income (loss) before income taxes	35,390	30,044	(6,137)
Writedowns due to impairment of goodwill, intangibles and investments	—	—	31,968
Minority interest related to goodwill writedowns	—	—	(2,346)
Change in fair value of interest rate swap agreement	—	—	4,809
Restructuring charges	—	—	10,952
Income before income taxes, as adjusted(2)	$35,390	$30,044	$39,246

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

21.   Segment Information (Continued)

	December 31
	2003	2002
Total Assets:
Global Services	$296,876	$253,018
Development and Investment	333,250	369,048
Total consolidated assets	$630,126	$622,066

(1)          Costs and expenses include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $3,701, $2,319 and $2,516 related to the Global Services segment and $1,402, $148 and $364 related to the Development and Investment segment in 2003, 2002 and 2001, respectively.

(2)          Income before income taxes, as adjusted, represents pre-tax income before writedowns due to impairment of goodwill, intangibles and investments, net of related minority interest, the change in fair value of the Company’s interest rate swap agreement and restructuring charges. Management excludes the effects of these items to provide a meaningful measure of the operating performance of the Company and its segments, in addition to utilizing this information in making decisions regarding resource allocation among its segments. This measure may differ from similarly titled items reported by other companies.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003
(in thousands, except share and per share data)

22.   Unaudited Interim Financial Information

Unaudited summarized financial information by quarter is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2003:
Total revenues	$160,785	$169,305	$167,272	$210,470
Income (loss) from discontinued operations, net of income taxes(1)	879	12	(167)	2,054
Net income	1,144	3,072	1,783	15,041
Net income per share:
Basic	$0.03	$0.09	$0.05	$0.42
Diluted	$0.03	$0.08	$0.05	$0.41
2002:
Total revenues	$172,127	$178,941	$177,489	$205,539
Income (loss) from discontinued operations, net of income taxes(1)	(22)	(14)	844	2,547
Net income	196	3,744	3,731	8,982	(2)
Net income per share:
Basic	$0.01	$0.11	$0.10	$0.25	(2)
Diluted	$0.01	$0.10	$0.10	$0.24	(2)

(1)          Discontinued operations include the operations of real estate properties and gain on disposition of real estate properties held for sale or sold in which the Company retained or expects to retain no continuing involvement, in accordance with FAS 144.

(2)          In the fourth quarter of 2002, the Company recorded $1,260 of provision for losses on real estate and a $212 charge to income from investments in unconsolidated subsidiaries (before income taxes) as a result of reclassifying certain assets previously classified as real estate held for sale to real estate held for investment, partially offset by $514 of related minority interest, in accordance with FAS 144 (see Note 2).

TRAMMELL CROW COMPANY AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2003
(In thousands)

		Initial Cost				Balance at December 31, 2003
Costs
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total(A), (D),(E)	Accumulated Depreciation	Depreciable Lives in Years(B)	Date of Construction	Date Acquired

REAL ESTATE UNDER DEVELOPMENT (CURRENT)
Retail
Fairway Center, Pasadena, TX	—	1,167	—	—	3,136	2,318	1,985	—	4,303		—	—	2003	2001
Parmer Lane Village, Austin, TX	187	252	—	—	168	313	107	—	420		—	—	2003	2003
Plaza Volente, Austin, TX	2,626	4,410	—	—	829	5,197	42	—	5,239		—	—	2003	2003
Office
Rockwall Heath Medical Office Building, Heath, TX	1	163	—	—	162	163	162	—	325		—	—	2003	2003
Industrial
South River One, Cranbury Township, NJ	3,021	2,206	—	—	704	2,262	648	—	2,910		—	—	2003	2003
Residential (Multi-Family)
High Street Columbia, Washington, D.C.	34,924	19,169	7,693	—	9,150	22,927	13,085	—	36,012		—	—	2002	2002
REAL ESTATE HELD FOR SALE
Industrial
Broadway Trade Center, San Antonio, TX	10,555	1,079	9,861	—	(385)	1,075	9,480	—	10,555	(C)	—	—	2001	2001
Land
Killeen, Killeen, TX	—	490	—	—	3	493	—	—	493		—	—	N/A	1999
Hampden Town Center, Denver, CO	1,750	—	—	—	844	844	—	—	844		—	—	N/A	1999
Sierra Corporate Center, Reno, NV	—	300	—	—	232	532	—	—	532		—	—	N/A	1999
Wood Village, Portland, OR	—	748	—	—	154	902	—	—	902	(C)	—	—	N/A	2000
REAL ESTATE UNDER DEVELOPMENT (NON-CURRENT)
Retail
Rosewood, Houston, TX	998	1,363	—	—	2,211	2,989	585	—	3,574		—	—	2002	2002
Land
Fairway Center, Pasadena, TX	—	1,546	—	—	1,225	2,771	—	—	2,771		—	—	N/A	2001
REAL ESTATE HELD FOR INVESTMENT
Retail
Westview Plaza, Lebanon, TN	1,984	788	1,822	—	159	788	1,981	—	2,769		(65)	39	1987	1999
Office
411 W. Seventh, Fort Worth, TX	1,945	325	2,400	—	561	325	2,961	—	3,286		(73)	39	2000	2000
Freeport #2, Irving, TX	13,268	2,619	—	—	12,937	2,945	12,611	—	15,556		(350)	39	1998	1998
Meridian Tower, Tulsa, OK	6,077	1,200	7,489	—	830	1,200	8,319	—	9,519		(224)	39	1981	2001

TRAMMELL CROW COMPANY AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2003
(In thousands)

		Initial Cost				Balance at December 31, 2003
Costs
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total(A), (D),(E)	Accumulated Depreciation	Depreciable Lives in Years(B)	Date of Construction	Date Acquired

REAL ESTATE HELD FOR INVESTMENT (Continued)
Industrial
82 Inverness, Denver, CO	3,628	1,530	3,812	—	(2,244)	1,530	1,568	—	3,098	(98)	39	1979	2001
Barton, Lenexa, KS	—	198	535	40	—	198	548	27	773	(6)	39	1989	2003
Kearney Villa, San Diego, CA	8,978	5,300	7,200	—	(1,477)	5,300	5,723	—	11,023	(95)	39	1981	2001
TCDFW Division, Arlington, TX	2,027	1,175	2,446	234	(191)	1,175	2,489	—	3,664	(42)	39	1971	2003
TCDFW Division–Ave E, Arlington, TX	965	445	1,162	—	140	445	1,302	—	1,747	(22)	39	1968	2003
TCDFW Division–Ave F, Arlington, TX	1,953	1,370	1,970	226	(43)	1,371	2,055	97	3,523	(35)	39	1960	2003
Walnut Creek, Austin, TX	1,805	716	—	—	1,867	720	1,863	—	2,583	(56)	39	2000	2000
Land
Arrowwood, Charlotte, NC	—	321	—	—	—	321	—	—	321	—	—	N/A	1999
Ballpark Way, Houston, TX	5,380	6,401	—	—	1,634	8,035	—	—	8,035	—	—	N/A	2000
Bee Caves, Austin, TX	—	153	—	—	10	163	—	—	163	—	—	N/A	2003
Cameron, Alexandria, VA	—	3,359	—	—	3,102	6,461	—	—	6,461	—	—	N/A	2000
Cleveland, Cleveland, TN	—	260	—	—	(60)	200	—	—	200	—	—	N/A	1996
DC Land, Douglas County, CO	—	1,888	—	—	2,917	4,805	—	—	4,805	—	—	N/A	1999
Fairway Center, Pasadena, TX	—	875	—	—	660	1,535	—	—	1,535	—	—	N/A	2001
Glendale & 91st, Phoenix, AZ	398	6,788	—	—	323	7,111	—	—	7,111	—	—	N/A	2001
Greenhill, Tulsa, OK	—	327	—	—	38	365	—	—	365	—	—	N/A	2002
Lake Park Plaza, Lewisville, TX	—	926	—	—	591	1,517	—	—	1,517	—	—	N/A	1999
Lakeline Retail, Cedar Park, TX	—	75	—	—	(70)	5	—	—	5	—	—	N/A	2000
Louisiana Station, Denver, CO	797	1,203	—	—	26	1,229	—	—	1,229	—	—	N/A	2003
Sierra Corporate Center, Reno, NV	—	926	—	—	1,088	2,014	—	—	2,014	—	—	N/A	1999
South River Office, Cranbury Township, NJ	—	1,061	—	—	—	1,061	—	—	1,061	—	—	N/A	1998
Springtown Mall, Austin, TX	—	227	—	—	—	227	—	—	227	—	—	N/A	1999
Square 516S, Washington, D.C.	—	926	—	—	4	930	—	—	930	—	—	N/A	2003
TCDFW LCT, Irving, TX	—	3,603	—	—	602	4,205	—	—	4,205	—	—	N/A	2000
Telco, Englewood, CO	—	1,405	—	—	(537)	868	—	—	868	—	—	N/A	2000
Wetmore, San Antonio, TX	—	484	—	—	64	548	—	—	548	—	—	N/A	2002
Total	$103,267	$79,767	$46,390	$500	$41,364	$100,383	$67,514	$124	$168,021	$(1,066)

(A)       The aggregate cost for Federal Income tax purposes is approximately $175 million.

(B)        Land, real estate under development and real estate held for sale are not depreciated.

(C)       Includes an allowance to reflect asset at fair value less cost to sell (Broadway Trade Center—$841 and Wood Village—$207).

(D)       Includes an adjustment to reflect depreciation (on assets previously classified as “held for sale”) that would have been recorded had the assets been continuously classified as real estate held for investment since acquisition (Westview Plaza—$160, 411 W. Seventh—$189, 82 Inverness—$123, Freeport #2—$418, Meridian Tower—$57, and Kearney Villa—$285).

(E)       Reflects a writedown for impairment (411 W. 7th—$222, Inverness—$2,122, Telco—$553, Cleveland—$70, Lakeline—$70, Kearney—$1,395 and Walnut Creek—$258).

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS
AND ACCUMULATED DEPRECIATION

December 31, 2003
(In thousands)

Changes in real estate investments and accumulated depreciation for the three years ended December 31, 2003, are as follows:

	2003	2002	2001
Real estate investments:
Balance at beginning of year	$174,173	$232,440	$218,179
Additions and improvements	74,609	103,637	160,840
Dispositions	(75,858)	(159,270)	(146,159)
Other adjustments(1)	(4,903)	(2,634)	(420)
Balance at end of year	$168,021	$174,173	$232,440
Accumulated depreciation(2):
Balance at beginning of year	$—
Depreciation expense	(1,148)
Dispositions	82
Balance at end of year	$(1,066)

(1)          Includes allowance to reflect certain assets at fair value less cost to sell, writedowns for impairment, and adjustments to reflect cumulative depreciation on assets that were reclassified from “held for sale.”

(2)          Prior to the Company’s adoption of FAS 144 in 2002, all real estate was classified as “held for sale” and therefore not depreciated.