Form 10-Q
period 2004-03-31
TRAMMELL CROW CO
filed 2004-05-10
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-13531

Trammell Crow Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2721454 (IRS Employer Identification No.)

2001 Ross AvenueSuite 3400 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

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

There were 37,216,067 shares of the registrant’s common stock outstanding as of May 3, 2004.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.   Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$67,537	$105,616
Restricted cash	7,351	7,647
Accounts receivable, net of allowance for doubtful accounts of $3,162 in 2004 and $3,886 in 2003	93,559	97,479
Receivables from affiliates	2,936	1,593
Notes and other receivables	8,087	9,919
Deferred income taxes	3,760	3,754
Real estate under development	56,998	49,208
Real estate and other assets held for sale	24,203	35,584
Other current assets	20,576	21,764
Total current assets	285,007	332,564
Furniture and equipment, net	20,465	21,305
Deferred income taxes	19,754	19,898
Real estate under development	7,748	6,345
Real estate held for investment	83,037	77,334
Investments in unconsolidated subsidiaries	65,656	65,025
Goodwill, net	74,345	74,346
Receivables from affiliates	17,722	14,485
Other assets	18,881	18,824
	$592,615	$630,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,070	$16,183
Accrued expenses	83,885	116,074
Payables to affiliates	44	104
Income taxes payable	1,354	7,468
Current portion of long-term debt	895	1,081
Current portion of capital lease obligations	653	1,297
Current portion of notes payable on real estate	65,911	68,192
Liabilities related to real estate and other assets held for sale	15,062	24,737
Other current liabilities	8,612	9,869
Total current liabilities	194,486	245,005
Long-term debt, less current portion	12	10,014
Capital lease obligations, less current portion	666	714
Notes payable on real estate, less current portion	21,353	11,409
Other liabilities	7,574	6,459
Total liabilities	224,091	273,601
Minority interest	36,033	28,896
Stockholders’ equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,783,595 shares issued and 37,051,067 shares outstanding in 2004 and 37,783,595 shares issued and 36,862,242 shares outstanding in 2003	377	377
Paid-in capital	192,411	192,336
Retained earnings	153,453	151,560
Accumulated other comprehensive income	1,305	1,106
Less:Treasury stock	(6,653)	(8,363)
Unearned stock compensation, net	(8,402)	(9,387)
Total stockholders’ equity	332,491	327,629
	$592,615	$630,126

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
REVENUES
User Services:
Facilities management	$50,756	$51,463
Corporate advisory services	22,534	22,672
Project management services	17,962	14,447
	91,252	88,582
Investor Services:
Property management	34,562	37,423
Brokerage	22,149	17,494
Construction management	1,718	2,040
	58,429	56,957
Development and construction	8,329	9,825
	158,010	155,364
Gain on disposition of real estate	468	4,768
Other	887	654
	159,365	160,786
COSTS AND EXPENSES
Salaries, wages and benefits	116,152	109,647
Commissions	20,022	17,351
General and administrative	26,421	25,670
Depreciation and amortization	3,231	4,169
Interest	904	2,278
	166,730	159,115
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(7,365)	1,671
Income tax (expense) benefit	3,091	(728)
Minority interest, net of income tax (expense) benefit of $25 and $(169) in 2004 and 2003, respectively	(35)	220
Income from investments in unconsolidated subsidiaries, net of income tax expense of $4,316 and $40 in 2004 and 2003, respectively	5,970	52
Income from continuing operations	1,661	1,215
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(317) and $54 in 2004 and 2003, respectively	438	(71)
Net income	$2,099	$1,144
Income per share from continuing operations:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03
Income (loss) per share from discontinued operations, net of income taxes:
Basic	$0.01	$—
Diluted	$0.01	$—
Net income per share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03
Weighted average common shares outstanding:
Basic	35,498,197	36,125,964
Diluted	37,390,140	36,799,238

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2004 (Unaudited) and Year ended December 31, 2003 (Note 1)
(in thousands, except share data)

						Accumulated
			Common			Other		Unearned
	Common Shares		Stock Par	Paid-In	Retained	Comprehensive	Treasury	Stock
	Issued	Treasury	Value	Capital	Earnings	Income (Loss)	Stock	Compensation	Total
Balance at January 1, 2003	36,227,820	48,647	$362	$178,977	$130,874	$(589)	$(464)	$(806)	$308,354
Net income	—	—	—	—	21,040	—	—	—	21,040
Issuance of restricted stock	1,413,000	(223,500)	14	12,269	—	—	2,028	(14,311)	—
Forfeiture of restricted stock	—	237,570	—	(26)	—	—	(1,996)	1,807	(215)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	3,923	3,923
Issuance of common stock	142,775	(275,764)	1	1,116	(354)	—	2,504	—	3,267
Stock repurchase	—	1,134,400	—	—	—	—	(10,435)	—	(10,435)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,358	—	—	1,358
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	337	—	—	337
Balance at December 31, 2003	37,783,595	921,353	377	192,336	151,560	1,106	(8,363)	(9,387)	327,629
Net income	—	—	—	—	2,099	—	—	—	2,099
Issuance of restricted stock	—	(15,000)	—	75	—	—	136	(211)	—
Forfeiture of restricted stock	—	798	—	—	—	—	(12)	—	(12)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	1,196	1,196
Issuance of common stock	—	(174,623)	—	—	(206)	—	1,586	—	1,380
Foreign currency translation adjustment, net of tax	—	—	—	—	—	199	—	—	199
Balance at March 31, 2004	37,783,595	732,528	$377	$192,411	$153,453	$1,305	$(6,653)	$(8,402)	$332,491

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Operating activities
Cash flows from earnings:
Net income	$2,099	$1,144
Reconciliation of net income to net cash provided by (used in) earnings:
Depreciation and amortization	3,257	4,221
Amortization of employment contracts and unearned stock compensation	1,491	929
Amortization of contract intangibles	525	513
Bad debt expense (recovery)	(320)	483
Provision for losses and writedowns for impairment on real estate	31	2,697
Gain on disposition of real estate held for investment	(556)	—
Minority interest	60	(389)
Deferred income tax provision (benefit)	(10)	8
Income from investments in unconsolidated subsidiaries	(10,286)	(92)
Net cash provided by (used in) earnings	(3,709)	9,514
Changes in operating assets and liabilities:
Restricted cash	296	42
Accounts receivable	4,240	22,384
Receivables from affiliates	(4,580)	(566)
Notes receivable and other assets	1,809	(1,473)
Real estate held for sale and under development	(12,130)	2,078
Notes payable on real estate held for sale and under development	6,670	172
Accounts payable and accrued expenses	(30,736)	(28,613)
Payables to affiliates	(60)	—
Income taxes payable	(6,114)	(3,900)
Other liabilities	(138)	(737)
Net cash flows from changes in working capital	(40,743)	(10,613)
Net cash used in operating activities	(44,452)	(1,099)
Investing activities
Expenditures for furniture and equipment	(1,387)	(887)
Additions to real estate held for investment	(1,902)	(83)
Net proceeds from disposition of real estate held for investment	11,335	—
Investments in unconsolidated subsidiaries	(575)	(587)
Distributions from unconsolidated subsidiaries	10,670	4,308
Net cash provided by investing activities	18,141	2,751
Financing activities
Principal payments on long-term debt and capital lease obligations	(46,109)	(10,047)
Proceeds from long-term debt	34,929	5,000
Contributions from minority interest	7,144	51
Distributions to minority interest	(67)	(5,596)
Proceeds from notes payable on real estate held for investment	584	—
Payments on notes payable on real estate held for investment	(9,629)	(229)
Proceeds from exercise of stock options	140	—
Proceeds from issuance of common stock	1,240	1,092
Net cash used in financing activities	(11,768)	(9,729)
Net decrease in cash and cash equivalents	(38,079)	(8,077)
Cash and cash equivalents, beginning of period	105,616	78,005
Cash and cash equivalents, end of period	$67,537	$69,928

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Net income	$2,099	$1,144
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense of $148 in 2004 and $39 in 2003	199	74
Change in fair value of interest rate swap agreement, net of tax expense of $229 in 2003	—	337
Comprehensive income	$2,298	$1,555

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

1.   General

The condensed consolidated interim financial statements of Trammell Crow Company and subsidiaries (the “Company”) included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors. The Company’s quarterly revenues tend to increase throughout the year, particularly in the last quarter of the year, because its clients have demonstrated a tendency to close transactions toward the end of the year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company’s results of operations.

Reclassifications

In accordance with Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain assets and liabilities at December 31, 2003, and certain revenues and expenses for the three months ended March 31, 2003, have been reclassified to conform to the presentation at and for the three months ended March 31, 2004 (see Notes 7 and 9). As a result, certain balances differ from the amounts reported in previously filed documents.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation

As of March 31, 2004, the Company completed the adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which did not require the Company to change its previous accounting method for any of its subsidiaries. The Company determines whether an entity is a variable interest entity (“VIE”) and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If the Company made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

1.   General (Continued)

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and other subsidiaries that are not considered VIEs and over which the Company has control. In addition, the Company consolidates any VIEs of which it is the primary beneficiary in accordance with FIN 46R (see Note 3). Intercompany accounts and transactions have been eliminated. The Company’s investments in subsidiaries (including VIEs of which the Company is not the primary beneficiary) in which it has the ability to exercise significant influence over operating and financial policies, but does not control (including subsidiaries where the Company has less than 20% ownership), are accounted for on the equity method. The Company eliminates transactions with such equity method subsidiaries to the extent of its ownership in such subsidiaries. Accordingly, the Company’s share of the earnings or losses of these equity basis subsidiaries is included in consolidated net income. Investments in other subsidiaries are carried at cost. The Company’s unconsolidated subsidiaries primarily own or invest in real estate development projects.

In May 2003, the Company entered into a purchase agreement with an independent third party (“seller entity”) to acquire parcels of undeveloped land for a purchase price of $19,500. In conjunction with the agreement, the Company has deposited $750 in escrow which is non-refundable in the event the Company decides not to purchase the land. This non-refundable deposit is considered to be a variable interest in the seller entity, which may be a VIE. However, based upon its evaluation, the Company is not the primary beneficiary of the seller entity, and therefore has not consolidated the seller entity that owns the property under contract. As or March 31, 2004, the Company’s total exposure to loss as a result of its involvement with this VIE is limited to its deposit of $750.

The Company is part of a co-lender group with an independent third party that has issued a mezzanine loan to the owner of two office buildings. In April 2000, the Company provided its $567 share of the total $5,667 mezzanine loan. At that time, another independent third party lender provided the primary financing of $19,100 to the owner. The Company also provides building management and leasing services for the properties under a long-term contract at market rates for such services. The mezzanine loan arrangement is considered to be a variable interest in the entity that owns the properties, which the Company believes is a VIE. However, based upon its evaluation, the Company is not the primary beneficiary of the entity. Therefore, the Company has not consolidated the entity that owns the office properties for which it has provided financing. The Company’s total outstanding loan balance exposed to loss as a result of its involvement with this VIE is $567 as of March 31, 2004. Also, see Note 3 for discussion on an equity investment in a VIE.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

1.   General (Continued)

Earnings Per Share

The weighted-average common shares outstanding used to calculate diluted earnings per share for the three months ended March 31, 2004 and 2003, include 1,891,943 and 673,274 shares, respectively, to reflect the dilutive effect of unvested restricted stock and options to purchase shares of common stock.

Stock-Based Compensation

The Company has elected to use the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for its stock-based compensation arrangements. Compensation expense for stock options is recognized to the extent the market price of the underlying stock on the date of grant exceeds the exercise price of the option. The Company recognizes compensation expense related to restricted stock awards over the vesting period of the underlying award in an amount equal to the fair market value of the Company’s stock on the date of grant.

Pro forma information regarding net income (loss) and net income (loss) per share, shown in the table below, has been determined as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$2,099	$1,144
Add: Stock-based employee compensation expense included in net income, net of related tax effects	694	279
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,206	1,462
Pro forma net income (loss)	$1,587	$(39)
Net income (loss) per share:
Basic—as reported	$0.06	$0.03
Basic—pro forma	$0.04	$—
Net income (loss) per share:
Diluted—as reported	$0.06	$0.03
Diluted—pro forma	$0.04	$—

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company’s

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

1.   General (Continued)

financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. As of March 31, 2004, the estimated settlement value of non-controlling interests in the Company’s consolidated limited life subsidiaries is $10,348, as compared to book value (included in minority interest on the Company’s balance sheet) of $8,357. The excess of settlement value over book value is driven by an even larger estimated appreciation of certain consolidated real estate assets and investments from the Company’s book value, offset by selling costs and debt prepayment penalties, if any.

2.   Real Estate

All real estate is included in the Company’s Development and Investment segment (see Note 12). Real estate owned by the Company consists of the following:

	March 31, 2004	December 31, 2003
Real estate under development (current)	$56,998	$49,208
Real estate included in assets held for sale (see Note 7)(1)	22,836	34,068
Real estate under development (non-current)	7,748	6,345
Real estate held for investment(2)	83,037	77,334
	$170,619	$166,955

(1)          Net of allowances of $964 and $1,048 at March 31, 2004, and December 31, 2003, respectively, to reduce the carrying value of assets to fair value less cost to sell.

(2)          Net of accumulated depreciation of $1,158 and $1,066 at March 31, 2004, and December 31, 2003, respectively.

In the three months ended March 31, 2004 and 2003, the Company recorded provisions for losses on real estate of $31 and $1,452, respectively, to increase the allowances on real estate held for sale to reduce the carrying value of assets to fair value less cost to sell. Of the amount recorded in the three months ended March 31, 2003, $1,395 was included in discontinued operations in the consolidated statements of income as it related to a real estate project that is considered a discontinued operation under FAS 144. All remaining amounts are included in general and administrative expenses in the consolidated statements of income.

In the three months ended March 31, 2003, the Company recorded writedowns for impairment of real estate (not classified as held for sale at the time of such writedowns) totaling $1,245, which is included in general and administrative expenses in the consolidated statements of income. There were no writedowns for impairment of real estate in the three months ended March 31, 2004. The 2003 writedown for impairment related to a single-tenant office/industrial real estate project. The non-recourse note payable related to the real estate project had matured and the Company subsequently conveyed the underlying

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

2.   Real Estate (Continued)

property to the lender to satisfy the note. The fair value of the asset was determined based on a discounted cash flow projection prior to the conveyance of the property to the lender.

In December 2003, the Company sold a parcel of land for $1,750, of which $1,125 of the consideration received was in the form of an interest-bearing note from the buyer. The Company retained a unilateral right to repurchase the property at any time through 2006, in addition to maintaining the right to approve any plans for development on the property. If the Company exercises its repurchase option, the Company would repay the amount it received from the buyer, plus a return on the buyer’s investment. Because of the Company’s continuing involvement in and option to repurchase the property, the transaction did not qualify as a sale and as a result, a financing transaction was recorded. As of March 31, 2004, real estate and other assets held for sale includes $844 of real estate and $1,125 of notes receivable, and liabilities related to real estate and other assets held for sale includes $1,750 of notes payable, all related to this parcel of land.

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

3.   Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consist of the following:

	March 31, 2004	December 31, 2003
Real estate	$35,382	$35,546
Other	30,274	29,479
	$65,656	$65,025

The Company owns approximately 10.0% of the outstanding stock of Savills plc (“Savills”), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia. The investment is classified as an “other” investment in the table above.

During 1999, the Company formed a limited liability company (the “LLC”) with a private investment group to develop approximately 120 acres of land adjacent to a metropolitan airport for a mixed-use business park. The land development was being jointly funded by the LLC and three public agencies, for a total expected funding of approximately $155,800. Sources for the LLC’s share of total funding included a

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

3.   Investments in Unconsolidated Subsidiaries (Continued)

senior debt obligation of approximately $28,200, a junior debt obligation of approximately $13,200 and equity contributions of $1,000, of which $50 was made by the Company. The private investment group provided the remaining $950 in equity contributions to the LLC and has made working capital loans to the LLC. The Company also provided development management, construction management, marketing and leasing services for the project under a long-term contract at market rates for such services. The Company’s equity investment is considered to be a variable interest in the LLC, which the Company believes is a VIE. However, based upon its evaluation, the Company is not the primary beneficiary of the LLC and therefore, has not consolidated the LLC. The Company’s maximum exposure to loss as a result of its involvement in this VIE is limited to its investment of $50. In April 2004, the Company terminated its interest in and its service agreements with the LLC.

Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	For the Three Months Ended March 31,
	2004	2003
Real Estate:
Total revenues	$43,661	$15,300
Total expenses	5,707	9,474
Net income	$37,954	$5,826
Other:
Total revenues	$123,182	$82,319
Total expenses	119,310	82,002
Net income	$3,872	$317
Total:
Total revenues	$166,843	$97,619
Total expenses	125,017	91,476
Net income	$41,826	$6,143

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

4.   Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2004	December 31, 2003
Payroll and bonuses	$27,233	$42,316
Commissions	22,669	38,337
Development costs	9,739	15,045
Deferred income	8,267	5,691
Interest	922	1,175
Insurance	3,176	3,032
Restructuring charges (see Note 13)	1,750	1,864
Other	10,384	9,584
	84,140	117,044
Less accrued expenses included in liabilities related to real estate and other assets held for sale (see Note 7)	255	970
	$83,885	$116,074

5.   Long-Term Debt

Long-term debt consists of the following:

	March 31, 2004	December 31, 2003
Borrowings under $150,000 line of credit with a bank (the “Credit Facility”)	$—	$10,000
Borrowings under $25,000 discretionary line of credit with a bank	—	—
Borrowings under £1,100 short-term borrowing facility with a bank (the “European Facility”)	29	—
Other	878	1,095
Total long-term debt	907	11,095
Less current portion of long-term debt	895	1,081
	$12	$10,014

The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. At March 31, 2004, the Company is in compliance with all covenants of the Credit Facility.

The covenants associated with the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

5.   Long-Term Debt (Continued)

under the Credit Facility to an amount less than the $150,000 commitment. At March 31, 2004, the Company has unused borrowing capacity of $128,209 (taking into account letters of credit outstanding and limitations from certain financial covenants) under its Credit Facility.

6.   Notes Payable on Real Estate

The Company has loans secured by real estate consisting of the following:

	March 31, 2004	December 31, 2003
Current portion of notes payable on real estate	$65,911	$68,192
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 7)	14,702	23,666
Total notes payable on real estate, current portion	80,613	91,858
Notes payable on real estate, non-current portion	21,353	11,409
Total notes payable on real estate	$101,966	$103,267

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

At March 31, 2004, $10,424 of the current portion and $611 of the non-current portion of notes payable on real estate are recourse to the Company. With respect to a project to which $3,322 of the current recourse obligations relate, the Company has an agreement with an investor customer to purchase the project upon completion, the proceeds of which will be used to repay the related note payable.

The Company has a participating mortgage loan obligation related to a real estate project that is classified as real estate under development (current). The participating mortgage loan is subordinate to a construction loan on the underlying project. The lender participates in net operating cash flow of the mortgaged real estate project, if any, and capital proceeds, net of related expenses, upon the sale of the project, after payment of amounts due under the construction loan. The lender receives 6% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35% to 80% of proceeds remaining after the construction loan is paid, based on reaching various internal rates of return. The amount of the participation liability and the related debt discount are $2,800 and $1,400, respectively, at March 31, 2004.

7.   Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

7.   Real Estate and Other Assets Held for Sale and Related Liabilities (Continued)

as a single line item in the Company’s balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at March 31, 2004, or sold in the three months ended March 31, 2004, that were not classified as held for sale at December 31, 2003, have been reclassified to real estate and other assets held for sale in the Company’s balance sheet as of December 31, 2003 presented herein.

Real estate and other assets held for sale and related liabilities are as follows:

	March 31, 2004	December 31, 2003
Assets:
Notes and other receivables	$1,154	$1,150
Real estate held for sale (see Note 2)	22,836	34,068
Other current assets	200	366
Other assets	13	—
Total real estate and other assets held for sale	24,203	35,584
Liabilities:
Accrued expenses (see Note 4)	255	970
Notes payable on real estate held for sale (see Note 6)	14,702	23,666
Other current liabilities	105	101
Total liabilities related to real estate and other assets held for sale	15,062	24,737
Net real estate and other assets held for sale	$9,141	$10,847

8.   Stockholders’ Equity

A summary of the Company’s stock option activity for the three months ended March 31, 2004, is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $9.74 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2003	956,649	3,207,925	2,086,341	151,739	6,402,654
Granted	—	—	—	—	—
Exercised	(36,427)	—	—	—	(36,427)
Forfeited	—	(8,125)	(61,376)	—	(69,501)
March 31, 2004	920,222	3,199,800	2,024,965	151,739	6,296,726
Options exercisable at March 31, 2004	920,222	1,843,467	1,988,298	151,739	4,903,726

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

9.   Gain on Disposition of Real Estate and Discontinued Operations

During the three months ended March 31, 2004, the Company sold one real estate project for a net sales price of $533, resulting in a gain on disposition of $187. In addition, the Company recognized $281 of deferred gain from dispositions in prior periods. During the three months ended March 31, 2003, the Company sold four real estate projects for an aggregate net sales price of $5,133, resulting in an aggregate gain on disposition of $4,511, and recognized $257 of deferred gain resulting from a previous period disposition.

The Company’s discontinued operations include the operations and gains on disposition of real estate projects held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that are considered “components of an entity” as defined by FAS 144 and for which the Company does not have or expect to have any significant involvement in the operations of the project after the disposal. As required by FAS 144, certain revenues and expenses for the three months ended March 31, 2003, have been reclassified to conform to the presentation for the three months ended March 31, 2004.

In the three months ended March 31, 2004, the Company sold one real estate project that was considered a discontinued operation under FAS 144. The net sales price for this project was $11,335, and the Company recognized a gain on disposition of $821, including interest forgiveness of $326. In the three months ended March 31, 2003, the Company sold two real estate projects that were considered discontinued operations under FAS 144. The aggregate sales price for these two projects was $12,380, and the Company recognized an aggregate gain on disposition of $1,723. The aggregate gain on disposition related to these projects has been reported as discontinued operations, net of applicable income taxes, in the consolidated statements of income.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

9.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

The components of discontinued operations are as follows:

	For the Three Months Ended March 31,
	2004	2003
Revenues:
Development and construction	$—	$124
Gain on disposition of real estate	821	1,723
Other	51	17
	872	1,864
Expenses:
Salaries, wages and benefits	—	55
Commissions	—	197
General and administrative	20	1,487
Depreciation and amortization	26	52
Interest	71	198
	117	1,989
Income (loss) from discontinued operations, before income taxes	755	(125)
Income tax (expense) benefit	(317)	54
Income (loss) from discontinued operations, net of income taxes	$438	$(71)

10.   Financial Instruments

As required under the Company’s Credit Facility, the Company has entered into various interest rate agreements to manage market risks related to changes in interest rates. The Company’s participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes.

On March 24, 2001, an existing interest rate swap agreement was renewed for a 24-month period ending March 24, 2003, with a notional amount of $150,000. This interest rate swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company’s variable rate debt. Under the interest rate swap agreement, if the actual LIBOR-based rate was less than the specified fixed interest rate, the Company was obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate was greater than the specified fixed interest rate, the differential interest amount was paid to the Company and recorded as a reduction of interest expense. The weighted average receive rate under the interest rate swap agreement for the three months ended March 31, 2003 was 1.37%. In connection with this agreement, the Company recorded incremental interest expense, excluding the liability reduction described below, of $567 for the three months ended March 31, 2003.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

10.   Financial Instruments (Continued)

Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. For the period from January 1, 2001 through October 31, 2001, $4,809 was charged to expense due to a change in fair value of the interest rate swap agreement. As of November 1, 2001, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the Company designated the interest rate swap agreement as a cash flow hedge of the Company’s variable interest flow exposure, and began assessing effectiveness of the cash flow hedge in accordance with the hypothetical derivative method of FAS 133 Implementation Issue G7. The hypothetical derivative method captured the impact of the $4,809 swap liability already existing at November 1, 2001, as future hedge ineffectiveness of the newly designated hedge relationship because the liability originated from interest rate movements prior to the application of hedge accounting. Accordingly, changes in fair value of the interest rate swap agreement attributable solely to the passage of time and payments made to settle the liability serve to reduce the liability, therefore benefiting net income in future periods. During the three months ended March 31, 2003, the Company recorded $588 of payments against its liability that would have been recorded to interest expense had the interest rate swap agreement been designated as a hedge since its inception. Changes in the fair value of the interest rate swap agreement attributable to changes in benchmark market interest rates represented the effective portion of the hedge relationship. These changes in fair value were recorded in other comprehensive income in accordance with FAS 133 and were fully amortized over the remaining life of the interest rate swap agreement. Any hedge ineffectiveness was recorded in current period earnings. The interest rate swap agreement expired on March 24, 2003, therefore the liability balance is zero at March 31, 2004.

In March 2004, the Company entered into an interest rate cap agreement with a notional amount of $10,000 expiring June 24, 2004, under which the Company will receive payments if the 30-day LIBOR based interest rate exceeds 1.3%. The interest rate cap agreement has been designated an effective hedge, and, to the extent the hedging relationship remains effective, changes in fair value of the interest rate cap agreement will be recorded in other comprehensive income.

In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11,400 and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. Through March 31, 2004, amounts recorded by the Company related to this interest rate cap agreement were not material.

A consolidated real estate subsidiary of the Company has issued a mandatorily redeemable financial instrument. The instrument allows former lenders to the underlying real estate project to participate in operating cash flows and the proceeds of the future sale of the property, after payment of a separate mortgage loan on the property and certain other distribution preferences to the Company, with no

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

10.   Financial Instruments (Continued)

maximum amount specified in the instrument. The instrument is redeemable at the discretion of the former lenders upon sale of the real estate project, refinancing of the mortgage loan or maturity of the instrument on September 28, 2006. As of March 31, 2004, the fair value of the financial instrument is zero, based on hypothetical liquidation of the underlying real estate project on March 31, 2004.

Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company’s long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

11.   Commitments and Contingencies

At March 31, 2004, the Company has guaranteed repayment of a maximum of $5,715 of real estate notes payable of its unconsolidated subsidiaries of which $4,883 of the underlying notes payable is outstanding as of March 31, 2004. These notes are secured by the underlying real estate and have maturity dates through May 2005. At March 31, 2004, the Company has outstanding letters of credit totaling $16,017, of which $5,044 collateralizes amounts recorded in other current liabilities. The letters of credit expire at varying dates through March 2005. The Company did not issue or modify any guarantees or letters of credit in the first quarter of 2004 that were required to be recorded at fair value in the Company’s financial statements.

In addition, at March 31, 2004, the Company has numerous completion and budget guarantees relating to development projects. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has “guaranteed maximum price” contracts with reputable general contractors, which are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

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

The Company has made refundable and non-refundable earnest money deposits totaling $3,514 in conjunction with contracts to acquire approximately $139,836 of real estate from independent third party entities, some of which may be VIEs. Except as disclosed in Note 1, the Company has determined that it does not have any significant variable interests in any of these entities. The Company’s maximum exposure

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

11.   Commitments and Contingencies (Continued)

to loss as a result of its involvement with these entities is limited to the total of its non-refundable deposits, or $2,344.

The Company and one of its subsidiaries are defendants in a lawsuit styled Bank One Oklahoma, N.A. (the “Bank”), et al. v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, pending in the US District Court for the Northern District of Illinois, originally filed on April 2, 2003. The claims asserted by the plaintiffs relate to a sale/leaseback transaction involving a property in Oklahoma City previously owned by the Bank. The suit alleges breach of contract, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation and fraudulent concealment against the Company and/or its subsidiary and alleges that the plaintiffs have been damaged in an unspecified amount in excess of $15,000. The plaintiffs seek to recover actual damages, punitive damages and reasonable attorneys’ fees. The suit is in the process of discovery, and no trial date has been set. As of the date of this Form 10-Q, the outcome of the suit cannot be predicted with any certainty, and the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome. While the Company cannot predict with any certainty the outcome of this matter, the Company currently believes the plaintiffs’ claims are without merit and is vigorously defending the lawsuit.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

12.   Segment Information (Continued)

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

Virtually all of the Company’s revenues are from customers located in the United States. In the three months ended March 31, 2004, one individual customer accounts for $16,494, or 10%, of the Company’s consolidated revenues. Revenues from this customer are included primarily in the Company’s Global Services segment. No individual customer accounted for more than 10% of the Company’s consolidated revenues in the three months ended March 31, 2003.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

12.   Segment Information (Continued)

Summarized financial information for reportable segments is as follows:

	Three Months Ended March 31,
	2004	2003
Global Services:
Total revenues	$150,211	$147,286
Costs and expenses(1)	151,645	143,939
Income (loss) from continuing operations before income taxes, minority interest and income (loss) from investments in unconsolidated subsidiaries	(1,434)	3,347
Minority interest, before income taxes	—	(142)
Income (loss) from investments in unconsolidated subsidiaries, before income taxes	1,204	(1,169)
Income (loss) from continuing operations, before income taxes	(230)	2,036
Income from discontinued operations, before income taxes	—	253
Income (loss) before income taxes	$(230)	$2,289
Development and Investment:
Total revenues	$9,154	$13,500
Costs and expenses(1)	15,085	15,176
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(5,931)	(1,676)
Minority interest, before income taxes	(60)	531
Income from investments in unconsolidated subsidiaries, before income taxes	9,082	1,261
Income from continuing operations, before income taxes	3,091	116
Income (loss) from discontinued operations, before income taxes	755	(378)
Income (loss) before income taxes	$3,846	$(262)
Total:
Total revenues	$159,365	$160,786
Costs and expenses(1)	166,730	159,115
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(7,365)	1,671
Minority interest, before income taxes	(60)	389
Income from investments in unconsolidated subsidiaries, before income taxes	10,286	92
Income from continuing operations, before income taxes	2,861	2,152
Income (loss) from discontinued operations, before income taxes	755	(125)
Income before income taxes	$3,616	$2,027

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

12.   Segment Information (Continued)

	March 31,	December 31,
	2004	2003
Total Assets:
Global Services	$262,461	$296,876
Development and Investment	330,154	333,250
Total consolidated assets	$592,615	$630,126

(1)    Costs and expenses for the three months ended March 31, 2004 and 2003 include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $1,016 and $821 related to the Global Services segment and $475 and $108 related to the Development and Investment segment, respectively.

13.   Restructuring Changes

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

No restructuring charges have been incurred or recorded since 2001. Activity related to the Company’s lease obligations and related costs included in restructuring accruals for the quarter ended March 31, 2004, is as follows:

Balance at December 31, 2003	$1,864
Cash payments	114
Balance at March 31, 2004	$1,750

14.   Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Three Months Ended March 31,
	2004	2003
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$199	$11,763
Capital lease obligations	300	651
Amortization of participating mortgage loan discount	1,400	—

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

Within the Global Services segment, with approximately 5,800 full-time equivalent (“FTE”) employees, the Company provides services to user customers, including multinational corporations, hospitals and universities, who are typically the primary occupants of commercial properties, and investor customers that are not typically the primary occupants of the commercial properties with respect to which services are performed. The building management services provided to user customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations, healthcare systems and other users that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of customer-occupied facilities. Brokerage services provided to user customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to user customers include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design, and workplace moves, adds, and changes. The building management services provided to investor customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to investor customers include project leasing and investment sales services whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space, and land. Project management services provided to investor customers include construction management services such as space planning and tenant finish and coordination.

Within the Development and Investment segment, encompassing approximately 190 FTE employees, the Company provides development services to both investor and user customers—both those pursuant to which the Company takes an ownership position in a project and those pursuant to which the Company provides development services to others in exchange for fees. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for investor customers and fee development and build-to-suit projects for user customers, including those in higher education and healthcare. From time to time, the Company may pursue development and investment activities, including opportunistic property acquisitions and new development, for its own account. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is positioned to pursue and execute new development business, particularly programmatic business with the Company’s large investor customers, and exploit niche market opportunities.

Results of Operations—Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the quarterly period ended March 31, 2003, have been reclassified to conform to the presentation for the quarterly period ended March 31, 2004. As a result, certain balances differ from the amounts reported in previously filed documents. See Income (Loss) from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Three Months Ended March 31,
	2004	2003	$ Change	% Change
	($ in millions)
REVENUES:
User Services:
Facilities management	$50.7	$51.5	$(0.8)	(1.6)%
Corporate advisory services	22.5	22.7	(0.2)	(0.9)%
Project management services	18.0	14.4	3.6	25.0%
	91.2	88.6	2.6	2.9%
Investor Services:
Property management	34.6	37.4	(2.8)	(7.5)%
Brokerage	22.1	17.5	4.6	26.3%
Construction management	1.7	2.0	(0.3)	(15.0)%
	58.4	56.9	1.5	2.6%

Development and construction	8.3	9.8	(1.5)	(15.3)%
	157.9	155.3	2.6	1.7%

Gain on disposition of real estate	0.5	4.8	(4.3)	(89.6)%
Other	0.9	0.7	0.2	28.6%
	159.3	160.8	(1.5)	(0.9)%
COST AND EXPENSES:
Salaries, wages and benefits	116.2	109.6	6.6	6.0%
Commissions	20.0	17.3	2.7	15.6%
General and administrative	26.4	25.7	0.7	2.7%
Depreciation and amortization	3.2	4.2	(1.0)	(23.8)%
Interest	0.9	2.3	(1.4)	(60.9)%
	166.7	159.1	7.6	4.8%
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(7.4)	1.7	(9.1)	(535.3)%
Income tax (expense) benefit	3.1	(0.7)	3.8	542.9%
Minority interest, net of income taxes	—	0.2	(0.2)	(100.0)%
Income from investments in unconsolidated subsidiaries, net of income taxes	6.0	—	6.0	—
Income from continuing operations	1.7	1.2	0.5	41.7%
Income (loss) from discontinued operations, net of income taxes	0.4	(0.1)	0.5	500.0%
Net income	$2.1	$1.1	$1.0	90.9%

Revenues.   Facilities management revenue decreased slightly in the first quarter of 2004. Management fee revenue decreased $1.9 million, while reimbursement of salaries, wages, benefits, and out-of-pocket general and administrative costs increased $1.2 million in the first quarter of 2004, compared to the same period in 2003. The composition of facilities management revenue, including management fees and reimbursements, may vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

Corporate advisory services revenue remained relatively flat in the first quarter of 2004.  Commission revenue decreased approximately $0.7 million from the prior period. This decrease was partially offset by increases in transaction management fees and reimbursement revenues due to expansions of transaction management services provided to existing customers subsequent to the first quarter of 2003.

Project management revenue growth in 2004 was primarily due to the expansion of services provided to existing customers subsequent to the first quarter of 2003.

The decrease in property management revenue was partially the result of decreased occupancy levels and rents in buildings managed by the Company, which drive this revenue. In addition, the revenue decrease was impacted by a reduction in square footage under management in the first quarter of 2004 as compared to 2003. The reduction in square footage was primarily driven by sales of buildings in the Company’s management portfolio to REITs or other investors that self-manage their properties.

Brokerage revenue in the first quarter of 2004 was ahead of the comparable period in the prior year, with the increase primarily driven by investment sales revenue. This is in part the result of an increase in the number of brokers, as part of the Company’s focus on expanding its brokerage network. In addition, the Company was successful in closing several significant transactions in the first quarter of 2004, driven by favorable capital market factors including low interest rates.

Construction management revenue is generated from services such as space planning and tenant finish coordination for investor customers in conjunction with property management and leasing assignments, and is directly related to tenants’ real estate demands. This revenue remained relatively flat from the first quarter of 2003 to 2004.

Development and construction revenue decreased from the prior year due to a decrease in the Company’s development starts in recent years. Typically, the impact of decreases and increases in the Company’s development starts is not reflected in results immediately, and the Company experienced the consequences of reduced previous periods’ starts in its development and construction revenue for the first quarter of 2004.

Some of the Company’s development resources focus on providing development services to investor customers that invest in speculative commercial real estate projects. Since the latter part of 1999, speculative real estate development has declined significantly. The decline reflects the fact that demand for new product in many of the markets in which the Company operates has declined as vacancy rates have risen with the overall downturn in the economy. As a result, the Company has responded by shifting focus and resources to user-driven development areas such as development and construction activities for healthcare and higher education customers and fee development for user customers.

The Company’s gain on disposition of real estate decreased significantly in the first quarter of 2004 from 2003. In the first quarter of 2004, the Company sold one real estate project for a net sales price of $0.5 million, resulting in a gain on disposition of $0.2 million and recognized deferred gain of $0.3 million relating to dispositions in previous periods. In the first quarter of 2003, the Company sold four real estate projects for an aggregate net sales price of $5.1 million, resulting in an aggregate gain on disposition of $4.5 million, and recognized deferred gain of $0.3 million relating to a disposition in a previous period.

Costs and Expenses.   Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by customers (“reimbursed employees”); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed (“unreimbursed employees”); and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. The increase in the first quarter of 2004 was driven by a $3.2 million increase in salaries, wages and benefits for unreimbursed employees and a $3.4 million increase in salaries, wages and benefits for reimbursed employees. The increase in unreimbursed salaries, wages and benefits is a result of new hiring beginning in the second half of 2003, merit increases for existing employees and 2003 restricted stock grants to senior management of the Company. In addition, unreimbursed incentive compensation also increased in 2004, driven by an increase in the Company’s income from investments in unconsolidated subsidiaries due to sales of real estate held by such unconsolidated subsidiaries. The increase in reimbursed salaries, wages and benefits is driven by an increase in project management services provided to customers.

The increase in commission expense was primarily driven by the increase in the Company’s brokerage revenue, which was the result of an increase in headcount of project leasing and investment sales brokers and the closing of several significant transactions during the first quarter of 2004 as a result of the economy beginning to stabilize in the second half of 2003.

The overall increase in general and administrative expenses was comprised of a $1.0 million increase in out-of-pocket general and administrative expenses that are reimbursed by customers, offset by a $0.3 million decrease in costs that are not reimbursed by customers. The decrease in unreimbursed general and administrative expenses for the first quarter of 2004 is the result of a decrease in writedowns due to impairment of real estate and provisions to reduce the carrying value of real estate held for sale assets to fair value less cost to sell. The Company recorded $0.03 million of such writedowns and provisions in 2004, as compared to $1.3 million in 2003. This decrease was partially offset by a $1.1 million increase in insurance expense, mainly due to higher insurance premiums. The increase in reimbursed general and administrative expenses is due to an increase in project management services provided to customers.

Depreciation and amortization expense decreased in 2004 as compared to the prior year. The Company has replaced many of its computer assets at a lower cost than the assets that were retired, which has reduced the Company’s depreciation expense. This was partially offset by a slight increase in depreciation expense related to real estate assets classified as held for investment, in accordance with FAS 144.

The decrease in interest expense is primarily the result of the expiration of the interest rate swap at the end of the first quarter of 2003 for which the Company recorded $0.6 million of interest expense in 2003. The Company also had lower average outstanding balances on its revolving line of credit.

Income (Loss) from Continuing Operations Before Income Taxes, Minority Interest and Income from Investments in Unconsolidated Subsidiaries.   The Company’s income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries decreased due to the fluctuations in revenues and expenses described above.

Minority Interest, Net of Income Taxes.   Minority interest fluctuated from income in the first quarter of 2003 to expense in 2004. This change is primarily a result of improved 2004 results of operations of certain consolidated real estate entities in which outside parties have an interest. The improved results were driven by charges for impairment of real estate held by these entities in 2003, as compared to no charges for impairment of real estate held by these entities in 2004.

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   In the ordinary course of business, a significant portion of the Company’s development and investment activities are conducted, and are expected to be conducted in future periods, through unconsolidated subsidiaries. The Company also has certain investments in unconsolidated subsidiaries which are not related to its development and investment activities. Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries. The Company’s share of income from such transactions is typically driven by its ownership percentage in the unconsolidated subsidiaries. The increase in the first quarter of 2004 was primarily driven by significant income from an unconsolidated real estate subsidiary that sold its building portfolio.

Income from Continuing Operations.   The Company’s income from continuing operations in the first quarter of 2004 increased from the comparable period in the prior year due to the fluctuations in revenues and expenses described above.

Income (Loss) from Discontinued Operations, Net of Income Taxes.   Income (loss) from discontinued operations includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that were considered components of an entity under FAS 144 and in which the Company has not retained or does not expect to retain significant continuing involvement. Dispositions of real estate assets have been and will continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144. In the first quarter of 2004, the Company sold one real estate project that was considered a discontinued operation for a net sales price of $11.3 million. This sale resulted in a gain on disposition of real estate (before income taxes) of $0.8 million, including interest forgiveness of $0.3 million. In the first quarter of 2003, the Company sold two real estate projects with an aggregate net sales price of $12.4 million for an aggregate gain on disposition of real estate (before income taxes) of $1.7 million. Income (loss) from discontinued operations for the first quarter of 2003 also included a provision for loss of $1.4 million to reflect a real estate held for sale asset at fair value less cost to sell. The related real estate asset was sold in the first quarter of 2004, as described above.

Net Income.   Net income increased due to the fluctuations in revenues and expenses described above.

Quarterly Results of Operations and Seasonality

The results of operations for any quarter are not necessarily indicative of results for any future period. Revenues and net income during the fourth fiscal quarter historically have been somewhat greater than in each of the first three fiscal quarters, primarily because the Company’s customers have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets, the recognition of incentive fees towards the latter part of the fiscal year as contractual targets are met and other factors may also cause quarterly fluctuations in the Company’s results of operations.

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

Net cash used in operating activities totaled $44.4 million for the first quarter of 2004, compared to $1.1 million for the same period in 2003. Cash used in operating activities, excluding the change in real estate and related borrowings, increased to $39.0 million in 2004 as compared to $3.4 million in 2003, primarily due to greater collections of accounts receivable in 2003, due to higher average receivable balances in 2003. Also, although net income for the first quarter of 2004 exceeded net income for the first quarter of 2003, cash provided by (used in) earnings decreased from cash provided of $9.5 million in the first quarter of 2003 to cash used of $3.7 million for the comparable period in 2004. This decrease was largely due to $10.3 million (before income taxes) of the Company’s earnings for the first quarter of 2004 being generated from investments in unconsolidated subsidiaries, for which the related cash provided is reflected as an investing activity (as described below), as compared to $0.1 million (before income taxes) in the same period of 2003. In addition, cash used in real estate activities, net of related borrowings, was $5.4 million in the first quarter of 2004, compared to cash provided of $2.3 million for the same period in 2003 as a result of fewer real estate dispositions in 2004.

Net cash provided by investing activities totaled $18.1 million for the first quarter of 2004, compared to $2.8 million for the same period in 2003. This increase in cash is partially due to proceeds of $11.3 million from the disposition of a real estate project classified as “held for investment” at the time of the disposition, in accordance with FAS 144, offset by $1.9 million of expenditures made in 2004 related to real estate classified as “held for investment,” as compared to similar expenditures of $0.1 million in 2003. The increase in cash provided was also the result of distributions from investments in unconsolidated subsidiaries, net of contributions, of $10.1 million in 2004, compared to $3.7 million in 2003, as a result of a significant disposition of an underlying real estate project by an unconsolidated subsidiary in 2004.

Net cash used in financing activities totaled $11.8 million for the first quarter of 2004, compared to $9.7 million for the same period in 2003. In 2004, the Company made principal payments, net of additional borrowings, of $11.2 million, primarily under the Credit Facility (described below), compared to principal payments, net of additional borrowings, of $5.0 million in 2003. In addition, the Company made payments, net of borrowings, of $9.1 million on notes payable on real estate held for investment, primarily due to the disposition of a real estate project, noted above, as compared to payments of $0.2 million in 2003. These uses of cash were offset by contributions, net of distributions, from minority interest holders of $7.1 million in 2004, compared to distributions, net of contributions, of $5.6 million in 2003. This increase in cash is primarily the result of contributions received related to the Company’s new discretionary development and investment fund formed in 2004. The Company also received $1.4 million in proceeds in 2004 from the exercise of stock options and issuance of common stock, compared to $1.1 million in 2003.

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

The Company’s participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company’s floating rate indebtedness in excess of $30.0 million (other than construction loans under which interest is capitalized in accordance with accounting principles generally accepted in the United States (“GAAP”)) ensuring the net interest on such excess is fixed, capped or hedged. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period, with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The interest rate swap agreement expired on March 24, 2003, and the weighted average receive rate was 1.37% for the three months ended March 31, 2003. Subsequent to the expiration of the interest rate swap agreement, the Company has entered into various short-term interest rate agreements to comply with the requirements of the Credit Facility. In March 2004, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million expiring June 24, 2004, under which the Company will receive payments if the 30-day LIBOR based interest rate exceeds 1.3%. The interest rate cap agreement has been designated an effective hedge, and, to the extent the hedging relationship remains effective, changes in fair value of the interest rate cap agreement will be recorded in other comprehensive income.

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

At March 31, 2004, the Company had no borrowings outstanding under the Credit Facility or the Discretionary Line. The covenants contained in the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. As it takes longer for the Company to dispose of real estate investments in a weaker economy, the recent economic slowdown could adversely impact the Company’s ability to comply with certain of the real estate-related financial covenants in the Company’s Credit Facility, which could negatively impact the Company’s borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company’s “EBITDA”, as defined in the Credit Facility agreement and calculated on a trailing four quarter basis, a decline in the Company’s overall operations could adversely impact the Company’s ability to comply with these financial covenants and, in turn, the Company’s borrowing capacity or the amount of its investments in real estate. The Company’s unused borrowing capacity (taking into account letters of credit outstanding and limitations from certain financial covenants) under the Credit Facility was $128.2 million at March 31, 2004. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11.4 million and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. Through March 31, 2004, amounts recorded by the Company related to this interest rate cap agreement were not material.

As of March 31, 2004, the Company has various commitments that could impact its liquidity as summarized below (in millions):

		Amount of Commitments by Time of Expiration
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$11.0	$11.0	$—	$—	$—
Guarantees	4.9	3.2	1.7	—	—
Total Commitments	$15.9	$14.2	$1.7	$—	$—

The Company does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Facility and loans secured by underlying real estate will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, share repurchases, acquisitions of service companies, signing bonuses or loans for new employees and internal growth for the foreseeable future. The Company’s need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of its implementation of its growth strategy. The Company regularly considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

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

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believe,” “anticipate,” “forecast,” “will,” “may,” “expect,” “envision,” “project,” “budget,” “target,” “estimate,” “should,” “intend,” “foresee,” “look for” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale, (iii) the ability of the Company to compete effectively in the international arena, (iv) the ability of the Company to retain its major customers and renew is contracts, (v) the ability of the Company to attract new user and investor customers, (vi) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company’s participation as a principal in real estate investments, (vii) the Company’s ability to continue to pursue its growth strategy, (viii) the Company’s ability to pursue strategic acquisitions on favorable terms and manage challenges and issues commonly encountered as a result of those acquisitions, (ix) the Company’s ability to compete in highly competitive national and local business lines, and (x) the Company’s ability to attract and retain qualified personnel in all areas of its business (particularly senior management). In addition, the Company’s ability to achieve certain anticipated results will be subject to other factors affecting the Company’s business that are beyond the Company’s control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and customers’ willingness to make real estate commitments) and the effect of government regulation on the conduct of the Company’s business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 1. Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Notes 5 and 6 to the Company’s Condensed Consolidated Financial Statements. The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. From time to time, the Company purchases interest rate agreements to hedge a portion, but not all, of its exposure to fluctuations in interest rates, and, as such, the effects of interest rate changes are expected to be limited. The Company’s earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Canada, Europe, Asia and Australia. There have been no significant changes in the interest rate or foreign currency market risks since December 31, 2003.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company and one of its subsidiaries are defendants in a lawsuit styledBank One Oklahoma, N.A. (the “Bank”), et al. v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, pending in the US District Court for the Northern District of Illinois, originally filed on April 2, 2003. The claims asserted by the plaintiffs relate to a sale/leaseback transaction involving a property in Oklahoma City previously owned by the Bank. The suit alleges breach of contract, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation and fraudulent concealment against the Company and/or its subsidiary and alleges that the plaintiffs have been damaged in an unspecified amount in excess of $15.0 million. The plaintiffs seek to recover actual damages, punitive damages and reasonable attorneys’ fees. The suit is in the process of discovery, and no trial date has been set. As of the date of this Form 10-Q, the outcome of the suit cannot be predicted with any certainty, and the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome. While the Company cannot predict with any certainty the outcome of this matter, the Company currently believes the plaintiffs’ claims are without merit and is vigorously defending the lawsuit.

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

ITEM 6.   Exhibits and Reports on Form8-K

(a)           Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1	Employment Agreement dated as of November 24, 2003, between the Company and William F. Concannon
10.1.1	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and William F. Concannon
10.2	Employment Agreement dated as of April 6, 2004, between the Company and T. Christopher Roth
10.3	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Robert E. Sulentic
10.4	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Derek R. McClain
10.5	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and James R. Groch
10.6	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Michael J. Lafitte
10.7	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and John A. Stirek

10.8	Employment Agreement dated as of April 27, 2004, between the Company and Diane Paddison
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

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

(3)          Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003, and incorporated herein by reference.

(4)          Previously filed as Exhibit 3.2.3 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2004, and incorporated herein by reference.

(5)          Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File Number 333-34859) filed with the Securities and Exchange Commission on October 23, 1997 and incorporated herein by reference.

(b)          Reports on Form 8-K filed during the three months ended March 31, 2004:

On February 26, 2004, the Company filed a Current Report on Form 8-K furnishing the Company’s press release announcing its financial results for the three months and year ended December 31, 2003 and furnishing the following financial statements: (i) Statements of Income for the Three Months and Years Ended December 31, 2003 and 2002; (ii) Balance Sheet as of December 31, 2003 and 2002; (iii) Summarized Operating Data by Segment for the Three Months and Years Ended December 31, 2003 and 2002; and (iv) Other Data as of December 31, 2003 and 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trammell Crow Company

By:	/s/ Derek R. McClain
Derek R. McClain Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)

Date: May 10, 2004

Exhibit Index

Exhibit Number	Description

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1	Employment Agreement dated as of November 24, 2003, between the Company and William F. Concannon
10.1.1	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and William F. Concannon
10.2	Employment Agreement dated as of April 6, 2004, between the Company and T. Christopher Roth
10.3	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Robert E. Sulentic
10.4	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Derek R. McClain
10.5	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and James R. Groch
10.6	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Michael J. Lafitte
10.7	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and John A. Stirek
10.8	Employment Agreement dated as of April 27, 2004, between the Company and Diane Paddison
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)          Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003, and incorporated herein by reference.

(4)          Previously filed as Exhibit 3.2.3 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2004, and incorporated herein by reference.

(5)          Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File Number 333-34859) filed with the Securities and Exchange Commission on October 23, 1997 and incorporated herein by reference.