Form 10-Q
period 2004-06-30
TRAMMELL CROW CO
filed 2004-08-09
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

There were 37,817,856 shares of the registrant’s common stock outstanding as of August 2, 2004.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.   Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

		June 30, 2004	December 31, 2003
		(Unaudited)	(Note 1)
	ASSETS
	Current assets
	Cash and cash equivalents	$78,610	$105,616
	Restricted cash	6,680	7,647
	Accounts receivable, net of allowance for doubtful accounts of $2,913 in 2004 and $3,886 in 2003	94,388	97,479
	Receivables from affiliates	1,521	1,593
	Notes and other receivables	6,396	9,876
	Deferred income taxes	3,704	3,754
	Real estate under development	16,622	44,905
	Real estate and other assets held for sale	21,491	43,221
	Other current assets	20,546	21,686
	Total current assets	249,958	335,777
	Furniture and equipment, net	20,514	21,305
	Deferred income taxes	19,958	19,898
	Real estate under development	58,600	6,345
	Real estate held for investment	108,380	74,121
	Investments in unconsolidated subsidiaries	66,557	65,025
	Goodwill, net	74,341	74,346
	Receivables from affiliates	17,972	14,485
	Other assets	15,987	18,824
		$632,267	$630,126
	LIABILITIES AND STOCKHOLDERS’ EQUITY
	Current liabilities
	Accounts payable	$18,339	$16,183
	Accrued expenses	91,606	116,044
	Payables to affiliates	53	104
	Income taxes payable	1,664	7,468
	Current portion of long-term debt	1,074	1,081
	Current portion of capital lease obligations	700	1,297
	Current portion of notes payable on real estate	26,873	57,270
	Liabilities related to real estate and other assets held for sale	13,404	26,747
	Other current liabilities	8,842	9,834
	Total current liabilities	162,555	236,028
	Long-term debt, less current portion	11	10,014
	Capital lease obligations, less current portion	575	714
	Notes payable on real estate, less current portion	82,914	20,386
	Other liabilities	8,907	6,459
	Total liabilities	254,962	273,601
	Minority interest	40,114	28,896
	Stockholders’ equity
	Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
	Common stock; $0.01 par value; 100,000,000 shares authorized; 37,783,595 shares issued and 37,673,713 shares outstanding in 2004 and 37,783,595 shares issued and 36,862,242 shares outstanding in 2003	377	377
	Paid-in capital	194,795	192,336
	Retained earnings	156,667	151,560
	Accumulated other comprehensive income	1,081	1,106
Less:	Treasury stock	(1,001)	(8,363)
	Unearned stock compensation, net	(14,728)	(9,387)
	Total stockholders’ equity	337,191	327,629
		$632,267	$630,126

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
User Services:
Facilities management	$50,556	$53,453	$101,312	$104,916
Corporate advisory services	33,744	29,644	56,278	52,316
Project management services	19,675	15,884	37,637	30,331
	103,975	98,981	195,227	187,563
Investor Services:
Property management	34,762	36,015	69,324	73,438
Brokerage	28,710	23,604	50,859	41,098
Construction management	2,343	2,744	4,061	4,784
	65,815	62,363	124,244	119,320
Development and construction	8,805	7,729	17,134	17,554
	178,595	169,073	336,605	324,437
Gain on disposition of real estate	3,885	73	4,353	4,841
Other	479	158	1,366	812
	182,959	169,304	342,324	330,090
COSTS AND EXPENSES
Salaries, wages and benefits	112,793	112,308	228,945	221,955
Commissions	27,982	22,798	48,004	40,149
General and administrative	32,860	31,357	59,281	57,027
Depreciation and amortization	2,869	5,236	6,100	9,405
Interest	1,153	1,565	2,057	3,843
	177,657	173,264	344,387	332,379
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	5,302	(3,960)	(2,063)	(2,289)
Income tax (expense) benefit	(2,211)	1,732	880	1,004
Minority interest, net of income tax (expense) benefit of $445, $(862), $470 and $(1,031)	(590)	1,101	(625)	1,321
Income from investments in unconsolidated subsidiaries, net of income tax expense of $719, $3,354, $5,035 and $3,394	713	4,297	6,683	4,349
Income from continuing operations	3,214	3,170	4,875	4,385
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0, $77, $(317) and $131	—	(98)	438	(169)
Net income	$3,214	$3,072	$5,313	$4,216
Income per share from continuing operations:
Basic	$0.09	$0.09	$0.14	$0.12
Diluted	$0.09	$0.08	$0.13	$0.11
Income (loss) per share from discontinued operations, net of income taxes:
Basic	$—	$—	$0.01	$—
Diluted	$—	$—	$0.01	$—
Net income per share:
Basic	$0.09	$0.09	$0.15	$0.12
Diluted	$0.09	$0.08	$0.14	$0.11
Weighted average common shares outstanding:
Basic	35,545,234	35,583,404	35,521,715	35,853,169
Diluted	37,462,293	36,534,387	37,426,216	36,665,297

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2004 (Unaudited) and Year ended December 31, 2003 (Note 1)
(in thousands, except share data)

						Accumulated
			Common			Other		Unearned
	Common Shares		Stock Par	Paid-In	Retained	Comprehensive	Treasury	Stock
	Issued	Treasury	Value	Capital	Earnings	Income (Loss)	Stock	Compensation	Total
Balance at January 1, 2003	36,227,820	48,647	$362	$178,977	$130,874	$(589)	$(464)	$(806)	$308,354
Net income	—	—	—	—	21,040	—	—	—	21,040
Issuance of restricted stock	1,413,000	(223,500)	14	12,269	—	—	2,028	(14,311)	—
Forfeiture of restricted stock	—	237,570	—	(26)	—	—	(1,996)	1,807	(215)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	3,923	3,923
Issuance of common stock	142,775	(275,764)	1	1,116	(354)	—	2,504	—	3,267
Stock repurchase	—	1,134,400	—	—	—	—	(10,435)	—	(10,435)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,358	—	—	1,358
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	337	—	—	337
Balance at December 31, 2003	37,783,595	921,353	377	192,336	151,560	1,106	(8,363)	(9,387)	327,629
Net income	—	—	—	—	5,313	—	—	—	5,313
Issuance of restricted stock	—	(638,313)	—	2,459	—	—	5,796	(8,255)	—
Forfeiture of restricted stock	—	1,465	—	—	—	—	(20)	1	(19)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	2,913	2,913
Issuance of common stock	—	(174,623)	—	—	(206)	—	1,586	—	1,380
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(25)	—	—	(25)
Balance at June 30, 2004	37,783,595	109,882	$377	$194,795	$156,667	$1,081	$(1,001)	$(14,728)	$337,191

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Operating activities
Cash flows from earnings:
Net income	$5,313	$4,216
Reconciliation of net income to net cash provided by (used in) earnings:
Depreciation and amortization	6,126	9,457
Amortization of employment contracts and unearned stock compensation	3,618	2,365
Amortization of contract intangibles	1,069	1,035
Bad debt expense	487	1,198
Provision for losses and writedowns for impairment on real estate	672	3,033
Gain on disposition of real estate held for investment	(758)	—
Minority interest	1,095	(2,352)
Deferred income tax provision (benefit)	(1)	133
Income from investments in unconsolidated subsidiaries	(11,718)	(7,743)
Net cash provided by earnings	5,903	11,342
Changes in operating assets and liabilities:
Restricted cash	967	667
Accounts receivable	2,604	26,046
Receivables from affiliates	(3,415)	1,188
Notes receivable and other assets	5,209	(4,096)
Real estate held for sale and under development	(21,456)	(6,071)
Notes payable on real estate held for sale and under development	20,553	5,624
Accounts payable and accrued expenses	(22,565)	(34,908)
Payables to affiliates	(51)	—
Income taxes payable	(5,804)	(2,567)
Other liabilities	1,391	(99)
Net cash flows from changes in working capital	(22,567)	(14,216)
Net cash used in operating activities	(16,664)	(2,874)
Investing activities
Expenditures for furniture and equipment	(3,319)	(3,616)
Additions to real estate held for investment	(28,882)	(9,590)
Net proceeds from disposition of real estate held for investment	14,860	—
Investments in unconsolidated subsidiaries	(1,346)	(881)
Distributions from unconsolidated subsidiaries	11,709	13,262
Net cash used in investing activities	(6,978)	(825)
Financing activities
Principal payments on long-term debt and capital lease obligations	(113,943)	(48,337)
Proceeds from long-term debt	102,539	41,401
Contributions from minority interest	12,683	2,633
Distributions to minority interest	(2,560)	(6,140)
Proceeds from notes payable on real estate held for investment	9,944	4,962
Payments on notes payable on real estate held for investment	(13,407)	(263)
Proceeds from exercise of stock options	140	22
Proceeds from issuance of common stock	1,240	1,092
Purchase of common stock	—	(10,435)
Net cash used in financing activities	(3,364)	(15,065)
Net decrease in cash and cash equivalents	(27,006)	(18,764)
Cash and cash equivalents, beginning of period	105,616	78,005
Cash and cash equivalents, end of period	$78,610	$59,241

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$3,214	$3,072	$5,313	$4,216
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense (benefit) of $(157) and $(9) in the three and six months ended June 30, 2004, respectively, and $383 and $422 in the three and six months ended June 30, 2003, respectively	(224)	495	(25)	569
Change in fair value of interest rate swap agreement, net of tax expense of $0 and $229 in the three and six months ended June 30, 2003, respectively	—	—	—	337
Comprehensive income	$2,990	$3,567	$5,288	$5,122

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

Reclassifications

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain assets and liabilities at December 31, 2003, and certain revenues and expenses for the three months ended March 31, 2004, and the three and six months ended June 30, 2003 have been reclassified to conform to the presentation at and for the three months ended June 30, 2004 (see Notes 7 and 9). As a result, certain balances differ from the amounts reported in previously filed documents.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation

The Company accounts for its interests in variable interest entities (“VIEs”) in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). The Company determines whether an entity is a VIE and, if so, whether it should be consolidated, by utilizing judgments and estimates that are inherently subjective. If the Company made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

8

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

1.      General (Continued)

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and other subsidiaries that are not considered VIEs and over which the Company has control. In addition, the Company consolidates any VIEs of which it is the primary beneficiary in accordance with FIN 46R. Intercompany accounts and transactions have been eliminated. The Company’s investments in subsidiaries (including VIEs of which the Company is not the primary beneficiary) in which it has the ability to exercise significant influence over operating and financial policies, but does not control (including subsidiaries where the Company has less than 20% ownership), are accounted for on the equity method. The Company eliminates transactions with such equity method subsidiaries to the extent of its ownership in such subsidiaries. Accordingly, the Company’s share of the earnings or losses of these equity basis subsidiaries is included in consolidated net income. Investments in other subsidiaries are carried at cost. The Company’s unconsolidated subsidiaries primarily own or invest in real estate development projects.

In May 2003, the Company entered into a purchase agreement with an independent third party (“Seller Entity”) to acquire parcels of undeveloped land for a purchase price of $19,500. As part of the agreement, the Company has deposited $750 in escrow which is non-refundable in the event the Company decides not to purchase the land. This non-refundable deposit is considered to be a variable interest in the Seller Entity, which the Company believes is a VIE. However, based upon the Company’s evaluation, the Company is not the primary beneficiary of the Seller Entity, and therefore has not consolidated the Seller Entity. As of June 30, 2004, the Company’s total exposure to loss as a result of its involvement with this VIE is limited to its deposit of $750.

The Company is part of a co-lender group with an independent third party that has issued a mezzanine loan to the owner of two office buildings. In April 2000, the Company provided $567 of the total $5,667 mezzanine loan. At that time, another independent third-party lender provided the primary financing of $19,100 to the owner. The Company also provides building management and leasing services for the buildings under a long-term contract at market rates for such services. The mezzanine loan arrangement is considered to be a variable interest in the entity that owns the properties, which the Company believes is a VIE. However, based upon the Company’s evaluation, the Company is not the primary beneficiary of the entity. Therefore, the Company has not consolidated the entity that owns the office buildings for which it has provided financing. The Company’s total exposure to loss as a result of its involvement with this VIE is $567 as of June 30, 2004.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

1.      General (Continued)

Earnings Per Share

The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 2004, include 1,917,059 and 1,904,501 shares, respectively, to reflect the dilutive effect of unvested restricted stock and options to purchase shares of common stock. The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 2003, include 950,983 and 812,128 shares, respectively, to reflect the dilutive effect of unvested restricted stock and options to purchase shares of common stock.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$3,214	$3,072	$5,313	$4,216
Add: Stock-based employee compensation expense included in net income, net of related tax effects	963	570	1,657	844
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,485	900	2,691	2,357
Pro forma net income	$2,692	$2,742	$4,279	$2,703
Net income per share:
Basic—as reported	$0.09	$0.09	$0.15	$0.12
Basic—pro forma	$0.08	$0.08	$0.12	$0.08
Net income per share:
Diluted—as reported	$0.09	$0.08	$0.14	$0.11
Diluted—pro forma	$0.07	$0.08	$0.11	$0.07

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

1.      General (Continued)

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company’s financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. As of June 30, 2004, the estimated settlement value of non-controlling interests in the Company’s consolidated limited life subsidiaries is $9,924, as compared to book value (included in minority interest on the Company’s balance sheet) of $9,245. The excess of settlement value over book value is driven by an even larger estimated appreciation of certain consolidated real estate assets and investments from the Company’s book value, offset by selling costs and debt prepayment penalties, if any.

2.      Real Estate

All real estate is included in the Company’s Development and Investment segment (see Note 12). Certain real estate assets owned by the Company secure the outstanding balances of underlying mortgage or construction loans. Real estate owned by the Company consists of the following:

	June 30, 2004	December 31, 2003
Real estate under development (current)	$16,622	$44,905
Real estate included in assets held for sale (see Note 7)(1)	20,213	41,584
Real estate under development (non-current)	58,600	6,345
Real estate held for investment(2)	108,380	74,121
	$203,815	$166,955

(1)          Net of allowances of $1,026 and $1,048 at June 30, 2004, and December 31, 2003, respectively, to reduce the carrying value of assets to fair value less cost to sell.

(2)          Net of accumulated depreciation of $1,326 and $1,066 at June 30, 2004, and December 31, 2003, respectively.

In the six months ended June 30, 2004 and 2003, the Company recorded provisions for losses on real estate of $94 and $1,631, respectively, to increase the allowances on real estate held for sale to reduce the carrying value of assets to fair value less cost to sell. Of the amount recorded in 2003, $1,395 was included in discontinued operations in the consolidated statements of income as it related to a real estate project that is considered a discontinued operation under FAS 144. All remaining amounts are included in general and administrative expenses in the consolidated statements of income.

In the six months ended June 30, 2004 and 2003, the Company recorded writedowns for impairment of real estate (not classified as held for sale at the time of such writedowns) totaling $578 and $1,402,

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

2.      Real Estate (Continued)

respectively, which is included in general and administrative expenses in the consolidated statements of income. The 2004 writedowns for impairment primarily relate to a vacant land parcel in a market in which rental rates continue to decline and vacancy rates continue to increase. The Company obtained market comparisons for the land parcel and determined that, based on those market comparisons, the value of the land was impaired. The 2003 writedowns for impairment primarily related to a single-tenant office/industrial real estate project. The non-recourse note payable related to the real estate project had matured and the Company subsequently conveyed the underlying property to the lender to satisfy the note. The fair value of the asset was determined based on a discounted cash flow projection prior to the conveyance of the property to the lender.

In December 2003, the Company sold a parcel of land for $1,750. The consideration received included an interest-bearing note from the buyer for $1,125. The Company retained a unilateral right to repurchase the property at any time through 2006, in addition to maintaining the right to approve any plans for development on the property. If the Company exercises its repurchase option, the Company would repay the amount it received from the buyer, plus a return on the buyer’s investment. Because of the Company’s continuing involvement in and option to repurchase the property, the transaction did not qualify as a sale and as a result, a financing transaction was recorded. As of June 30, 2004, real estate and other assets held for sale includes $844 of real estate and $1,111 of notes receivable, and liabilities related to real estate and other assets held for sale include $1,750 of notes payable and $105 of accrued interest, all related to this parcel of land.

In the first half of 2003, the Company sold its 50% partnership interest in a consolidated subsidiary to the other partner in the partnership for a net sales price of $1,032. The transaction resulted in a non-cash decrease in real estate and other assets held for sale of $11,004 (accounts receivable of $4 and real estate of $11,000), a decrease in cash (included in real estate and other assets held for sale) of $92, and a non-cash reduction in liabilities related to real estate and other assets held for sale of $11,804 (decrease in accounts payable of $61, increase in accrued expenses of $164, decrease in notes payable on real estate of $11,907), and a non-cash increase in minority interest of $210. The Company recognized a gain on disposition of $1,530 as a result of this transaction.

3.      Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consist of the following:

	June 30, 2004	December 31, 2003
Real estate	$35,595	$35,546
Other	30,962	29,479
	$66,557	$65,025

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
June 30, 2004
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

Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Real Estate:
Total revenues	$5,798	$38,735	$49,459	$54,035
Total expenses	3,454	11,316	9,161	20,790
Net income	$2,344	$27,419	$40,298	$33,245
Other:
Total revenues	$161,918	$108,201	$285,100	$190,520
Total expenses	148,418	99,342	267,728	181,344
Net income	$13,500	$8,859	$17,372	$9,176
Total:
Total revenues	$167,716	$146,936	$334,559	$244,555
Total expenses	151,872	110,658	276,889	202,134
Net income	$15,844	$36,278	$57,670	$42,421

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

4.      Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2004	December 31, 2003
Payroll and bonuses	$28,879	$42,316
Commissions	28,200	38,337
Development costs	8,585	15,045
Deferred income	8,879	5,691
Interest	818	1,175
Insurance	2,948	3,032
Restructuring charges (see Note 13)	1,676	1,864
Other	12,000	9,584
	91,985	117,044
Less accrued expenses included in liabilities related to real estate and other assets held for sale (see Note 7)	379	1,000
	$91,606	$116,044

5.      Long-Term Debt

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
Borrowings under $150,000 line of credit with a bank (the “Credit Facility”)	$—	$10,000
Borrowings under $25,000 discretionary line of credit with a bank	—	—
Borrowings under £1,100 short-term borrowing facility with a bank (the “European Facility”)	638	—
Other	447	1,095
Total long-term debt	1,085	11,095
Less current portion of long-term debt	1,074	1,081
	$11	$10,014

The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. At June 30, 2004, the Company is in compliance with all covenants of the Credit Facility.

The covenants associated with the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

5.      Long-Term Debt (Continued)

under the Credit Facility to an amount less than the $150,000 commitment. At June 30, 2004, the Company has unused borrowing capacity of $103,660 (taking into account letters of credit outstanding and limitations from certain financial covenants) under its Credit Facility.

Borrowings under the Company’s $25,000 discretionary line of credit are unsecured and reduce the borrowing capacity of the Credit Facility dollar for dollar.

6.   Notes Payable on Real Estate

The Company has loans secured by real estate consisting of the following:

	June 30, 2004	December 31, 2003
Current portion of notes payable on real estate	$26,873	$57,270
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 7)	12,953	25,611
Total notes payable on real estate, current portion	39,826	82,881
Notes payable on real estate, non-current portion	82,914	20,386
Total notes payable on real estate	$122,740	$103,267

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

At June 30, 2004, $2,590 of the current portion and $11,504 of the non-current portion of notes payable on real estate are recourse to the Company. With respect to a project to which $3,322 of the current recourse obligations relate, the Company has an agreement where an investor customer will purchase the project upon completion, the proceeds from which will be used to repay the related note payable.

The Company has a participating mortgage loan obligation related to a real estate project classified as real estate under development (non-current). The participating mortgage loan is subordinate to a construction loan on the underlying project. The lender participates in net operating cash flow of the mortgaged real estate project, if any, and capital proceeds, net of related expenses, upon the sale of the project, after payment of amounts due under the construction loan. The lender receives 6% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35% to 80% of proceeds remaining after the construction loan is paid, based on reaching various internal rates of return. The amount of the participation liability and the related debt discount are $8,876 and $6,166, respectively, at June 30, 2004. In 2004, the Company amortized $2,710 of the debt discount, which has been capitalized to real estate under development (non-current).

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

7.      Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company’s balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at June 30, 2004, or sold in the six months ended June 30, 2004, that were not classified as held for sale at December 31, 2003, have been reclassified to real estate and other assets held for sale in the Company’s balance sheet as of December 31, 2003 presented herein.

Real estate and other assets held for sale and related liabilities are as follows:

	June 30, 2004	December 31, 2003
Assets:
Notes and other receivables	$1,111	$1,193
Real estate held for sale (see Note 2)	20,213	41,584
Other current assets	143	444
Other assets	24	—
Total real estate and other assets held for sale	21,491	43,221
Liabilities:
Accrued expenses (see Note 4)	379	1,000
Notes payable on real estate held for sale (see Note 6)	12,953	25,611
Other current liabilities	72	136
Total liabilities related to real estate and other assets held for sale	13,404	26,747
Net real estate and other assets held for sale	$8,087	$16,474

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

8.   Stockholders’ Equity

A summary of the Company’s stock option activity for the six months ended June 30, 2004, is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $9.74 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2003	956,649	3,207,925	2,086,341	151,739	6,402,654
Granted	—	—	—	—	—
Exercised	(36,427)	—	—	—	(36,427)
Forfeited	—	(21,875)	(77,862)	—	(99,737)
June 30, 2004	920,222	3,186,050	2,008,479	151,739	6,266,490
Options exercisable at June 30, 2004	920,222	2,362,926	2,008,479	151,739	5,443,366

9.   Gain on Disposition of Real Estate and Discontinued Operations

During 2004, the Company sold four real estate projects for a net sales price of $15,595, resulting in a gain on disposition of $4,015. In addition, the Company recognized $338 of deferred gain from dispositions in prior periods. During the first six months of 2003, the Company sold five real estate projects for an aggregate net sales price of $6,098 (including a note receivable of $230 from a buyer of one project), resulting in an aggregate gain on disposition of $4,502. In one other transaction, the Company recognized $339 of deferred gain from a previous period disposition.

The Company’s discontinued operations include the operations and gains on disposition of real estate projects held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that are considered “components of an entity” as defined by FAS 144 and for which the Company does not have or expect to have any significant involvement in the operations of the project after the disposal. As required by FAS 144, certain revenues and expenses for the three months ended March 31, 2004, and the three and six months ended June 30, 2003 have been reclassified to conform to the presentation for the three months ended June 30, 2004.

In 2004, the Company sold one real estate project that was considered a discontinued operation under FAS 144. The net sales price for this project was $11,335, and the Company recognized a gain on disposition of $821, including interest forgiveness of $326. In the first half of 2003, the Company sold two real estate projects that were considered discontinued operations under FAS 144. The aggregate sales price for these two projects was $12,366, and the Company recognized an aggregate gain on disposition of $1,747. The aggregate gain on disposition related to these projects has been reported as discontinued operations, net of applicable income taxes, in the consolidated statements of income.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

9.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

The components of discontinued operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Development and construction	$—	$—	$—	$123
Gain on disposition of real estate	—	25	821	1,747
Other	—	6	51	23
	—	31	872	1,893
Expenses:
Salaries, wages and benefits	—	—	—	55
Commissions	—	—	—	197
General and administrative	—	22	20	1,507
Depreciation and amortization	—	—	26	52
Interest	—	184	71	382
	—	206	117	2,193
Income (loss) from discontinued operations, before income taxes	—	(175)	755	(300)
Income tax (expense) benefit	—	77	(317)	131
Income (loss) from discontinued operations, net of income taxes	$—	$(98)	$438	$(169)

10.  Financial Instruments

The Company has entered into various interest rate agreements to manage market risks related to changes in interest rates, primarily in satisfaction of requirements under the Company’s Credit Facility. The Company’s participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes.

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
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

10.  Financial Instruments (Continued)

Prior to November 1, 2001, the interest rate swap agreement was not effectively designated as a hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. For the period from January 1, 2001 through October 31, 2001, $4,809 was charged to expense due to a change in fair value of the interest rate swap agreement. As of November 1, 2001, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the Company designated the interest rate swap agreement as a cash flow hedge of the Company’s variable interest flow exposure, and began assessing effectiveness of the cash flow hedge in accordance with the hypothetical derivative method of FAS 133 Implementation Issue G7. The hypothetical derivative method captured the impact of the $4,809 swap liability already existing at November 1, 2001, as future hedge ineffectiveness of the newly designated hedge relationship because the liability originated from interest rate movements prior to the application of hedge accounting. Accordingly, changes in fair value of the interest rate swap agreement attributable solely to the passage of time and payments made to settle the liability serve to reduce the liability, therefore benefiting net income in future periods. During the three months ended March 31, 2003, the Company recorded $588 of payments against its liability that would have been recorded to interest expense had the interest rate swap agreement been designated as a hedge since its inception. Changes in the fair value of the interest rate swap agreement attributable to changes in benchmark market interest rates represented the effective portion of the hedge relationship. These changes in fair value were recorded in other comprehensive income in accordance with FAS 133 and were fully amortized over the remaining life of the interest rate swap agreement. Any hedge ineffectiveness was recorded in current period earnings. The interest rate swap agreement expired on March 24, 2003, therefore the liability balance is zero at June 30, 2004.

In June 2004, the Company entered into an interest rate cap agreement with a notional amount of $30,000 expiring September 27, 2004, under which the Company will receive payments if the 30-day LIBOR based interest rate exceeds 2.2%. The interest rate cap agreement has been designated an effective hedge on certain variable rate debt of the Company, and, to the extent the hedging relationship remains effective, changes in fair value of the interest rate cap agreement will be recorded in other comprehensive income.

In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11,400 and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. Through June 30, 2004, amounts recorded by the Company related to this interest rate cap agreement were not material.

A consolidated real estate subsidiary of the Company has issued a mandatorily redeemable financial instrument. The instrument allows former lenders to the underlying real estate project to participate in operating cash flows and the proceeds of the future sale of the property, after payment of a separate

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

10.  Financial Instruments (Continued)

mortgage loan on the property and certain other distribution preferences to the Company, with no maximum amount specified in the instrument. The instrument is redeemable at the discretion of the former lenders upon sale of the real estate project, refinancing of the mortgage loan or maturity of the instrument on September 28, 2006. As of June 30, 2004, the Company has accrued the fair value of the financial instrument of $775, based on a pending sales contract on the underlying real estate project.

Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company’s long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

11.  Commitments and Contingencies

At June 30, 2004, the Company has guaranteed repayment of a maximum of $6,380 of real estate notes payable of its unconsolidated subsidiaries, of which $5,004 of the underlying notes payable is outstanding. These notes are secured by the underlying real estate and have maturity dates through November 2005. At June 30, 2004, the Company has outstanding letters of credit totaling $20,041, $5,044 of which collateralizes amounts recorded in other current liabilities. The letters of credit expire at varying dates through June 2005.

During 2004, the Company issued a debt repayment guaranty of an unconsolidated subsidiary that was subject to the fair value provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (“FIN 45”). The Company determined that the fair value of this guaranty was equivalent to the amount necessary to settle the guaranty using a letter of credit from a bank, and the amount was nominal. The Company did not issue or modify any other guarantees or letters of credit in 2004 that were subject to the fair value provisions of FIN 45.

In addition, at June 30, 2004, the Company has numerous completion and budget guarantees relating to development projects. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which the Company provides these guarantees. These contracts are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

11.  Commitments and Contingencies (Continued)

look to the subcontractor that performed the work to remedy the defect. Management does not expect to incur material losses with respect to construction defects.

The Company has made refundable and non-refundable earnest money deposits totaling $4,198 in conjunction with contracts to acquire approximately $164,771 of real estate from other entities, some of which may be VIEs. Except as disclosed in Note 1, the Company has determined that it does not have any significant variable interests in any of these entities. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the total of its non-refundable deposits, or $2,908.

The Company and one of its subsidiaries are defendants in a lawsuit styled Bank One Oklahoma, N.A., et al. (the “Bank”) v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, pending in the US District Court for the Northern District of Illinois, originally filed on April 2, 2003. The claims asserted by the plaintiffs relate to a sale/leaseback transaction involving a property in Oklahoma City previously owned by the Bank. The suit alleges breach of contract, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation and fraudulent concealment against the Company and/or its subsidiary and alleges that the plaintiffs have been damaged in an unspecified amount in excess of $15,000. The plaintiffs seek to recover actual damages, punitive damages and reasonable attorneys’ fees. The suit is in the process of discovery, and no trial date has been set. As of the date of this Form 10-Q, the outcome of the suit cannot be predicted with any certainty, and the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome. While the Company cannot predict with any certainty the outcome of this matter, the Company currently believes the plaintiffs’ claims are without merit and is vigorously defending the lawsuit.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
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

Virtually all of the Company’s revenues are from customers located in the United States. For the three and six months ended June 30, 2004, one individual customer accounts for $19,730, or 11%, and $36,224, or 11%, respectively, of the Company’s consolidated revenues. For the three and six months ended June 30, 2003, the same customer accounted for $20,663, or 12%, and $36,422, or 11%, respectively, of the Company’s consolidated revenues. Revenues from this customer are included primarily in the Company’s Global Services segment.

Summarized financial information for reportable segments is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Global Services:
Total revenues	$170,159	$161,361	$320,370	$308,647
Costs and expenses(1)	162,048	158,455	313,693	302,394
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	8,111	2,906	6,677	6,253
Minority interest, before income taxes	(17)	404	(17)	262
Income from investments in unconsolidated subsidiaries, before income taxes	1,354	1,759	2,558	590
Income from continuing operations, before income taxes	9,448	5,069	9,218	7,105
Income from discontinued operations, before income taxes	—	—	—	253
Income before income taxes	$9,448	$5,069	$9,218	$7,358

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

12.  Segment Information (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Development and Investment:
Total revenues	$12,800	$7,943	$21,954	$21,443
Costs and expenses(1)	15,609	14,809	30,694	29,985
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(2,809)	(6,866)	(8,740)	(8,542)
Minority interest, before income taxes	(1,018)	1,559	(1,078)	2,090
Income from investments in unconsolidated subsidiaries, before income taxes	78	5,892	9,160	7,153
Income (loss) from continuing operations, before income taxes	(3,749)	585	(658)	701
Income (loss) from discontinued operations, before income taxes	—	(175)	755	(553)
Income (loss) before income taxes	$(3,749)	$410	$97	$148
Total:
Total revenues	$182,959	$169,304	$342,324	$330,090
Costs and expenses(1)	177,657	173,264	344,387	332,379
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	5,302	(3,960)	(2,063)	(2,289)
Minority interest, before income taxes	(1,035)	1,963	(1,095)	2,352
Income from investments in unconsolidated subsidiaries, before income taxes	1,432	7,651	11,718	7,743
Income from continuing operations, before income taxes	5,699	5,654	8,560	7,806
Income (loss) from discontinued operations, before income taxes	—	(175)	755	(300)
Income before income taxes	$5,699	$5,479	$9,315	$7,506

(1)          Costs and expenses for the three and six months ended June 30, 2004, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $1,469 and $2,485 related to the Global Services segment and $658 and $1,133 related to the Development and Investment segment, respectively. Costs and expenses for the three and six months ended June 30, 2003, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $1,084 and $1,840 related to the Global Services segment and $352 and $525 related to the Development and Investment segment, respectively.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

12.  Segment Information (Continued)

	June 30,	December 31,
	2004	2003
Total Assets:
Global Services	$279,667	$296,876
Development and Investment	352,600	333,250
Total consolidated assets	$632,267	$630,126

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

No restructuring charges have been incurred or recorded since 2001. Activity related to the Company’s lease obligations and related costs included in restructuring accruals for the quarter ended June 30, 2004, is as follows:

Balance at December 31, 2003	$1,864
Cash payments	188
Balance at June 30, 2004	$1,676

14.  Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Six Months Ended June 30,
	2004	2003
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$8,235	$11,154
Capital lease obligations	658	846

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

Within the Global Services segment, with approximately 6,100 full-time equivalent (“FTE”) employees, the Company provides services to user customers, including multinational corporations, hospitals and universities, who are typically the primary occupants of the commercial properties with respect to which services are performed, and investor customers that are not typically the primary occupants of the commercial properties with respect to which services are performed. The building management services provided to user customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations, healthcare systems and other users that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of customer-occupied facilities. Brokerage services provided to user customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to user customers include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design, and workplace moves, adds, and changes. The building management services provided to investor customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to investor customers include project leasing and investment sales services whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space, and land. Project management services provided to investor customers include construction management services such as space planning and tenant finish and coordination.

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

Results of Operations—Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the quarterly period ended March 31, 2004 and the three and six months ended June 30, 2003, have been reclassified to conform to the presentation for the three months ended June 30, 2004. As a result, certain balances differ from the amounts reported in previously filed documents. See Income (Loss) from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Six Months Ended June 30,
	2004	2003	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$101,312	$104,916	$(3,604)	(3.4)%
Corporate advisory services	56,278	52,316	3,962	7.6%
Project management services	37,637	30,331	7,306	24.1%
	195,227	187,563	7,664	4.1%
Investor Services:
Property management	69,324	73,438	(4,114)	(5.6)%
Brokerage	50,859	41,098	9,761	23.8%
Construction management	4,061	4,784	(723)	(15.1)%
	124,244	119,320	4,924	4.1%
Development and construction	17,134	17,554	(420)	(2.4)%
	336,605	324,437	12,168	3.8%
Gain on disposition of real estate	4,353	4,841	(488)	(10.1)%
Other	1,366	812	554	68.2%
	$342,324	$330,090	$12,234	3.7%
COST AND EXPENSES:
Salaries, wages and benefits	$228,945	$221,955	$6,990	3.1%
Commissions	48,004	40,149	7,855	19.6%
General and administrative	59,281	57,027	2,254	4.0%
Depreciation and amortization	6,100	9,405	(3,305)	(35.1)%
Interest	2,057	3,843	(1,786)	(46.5)%
	344,387	332,379	12,008	3.6%
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(2,063)	(2,289)	226	(9.9)%
Income tax benefit	880	1,004	(124)	(12.4)%
Minority interest, net of income taxes	(625)	1,321	(1,946)	(147.3)%
Income from investments in unconsolidated subsidiaries, net of income taxes	6,683	4,349	2,334	53.7%
Income from continuing operations	4,875	4,385	490	11.2%
Income (loss) from discontinued operations, net of income taxes	438	(169)	607	(359.2)%
Net income	$5,313	$4,216	$1,097	26.0%

	For the Three Months Ended June 30,
	2004	2003	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$50,556	$53,453	$(2,897)	(5.4)%
Corporate advisory services	33,744	29,644	4,100	13.8%
Project management services	19,675	15,884	3,791	23.9%
	103,975	98,981	4,994	5.0%
Investor Services:
Property management	34,762	36,015	(1,253)	(3.5)%
Brokerage	28,710	23,604	5,106	21.6%
Construction management	2,343	2,744	(401)	(14.6)%
	65,815	62,363	3,452	5.5%
Development and construction	8,805	7,729	1,076	13.9%
	178,595	169,073	9,522	5.6%
Gain on disposition of real estate	3,885	73	3,812	5,221.9%
Other	479	158	321	203.2%
	$182,959	$169,304	$13,655	8.1%
COST AND EXPENSES:
Salaries, wages and benefits	$112,793	$112,308	$485	0.4%
Commissions	27,982	22,798	5,184	22.7%
General and administrative	32,860	31,357	1,503	4.8%
Depreciation and amortization	2,869	5,236	(2,367)	(45.2)%
Interest	1,153	1,565	(412)	(26.3)%
	177,657	173,264	4,393	2.5%
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	5,302	(3,960)	9,262	(233.9)%
Income tax (expense) benefit	(2,211)	1,732	(3,943)	(227.7)%
Minority interest, net of income taxes	(590)	1,101	(1,691)	(153.6)%
Income from investments in unconsolidated subsidiaries, net of income taxes	713	4,297	(3,584)	(83.4)%
Income from continuing operations	3,214	3,170	44	1.4%
Loss from discontinued operations, net of income taxes	—	(98)	98	(100.0)%
Net income	$3,214	$3,072	$142	4.6%

Revenues.   Facilities management revenue decreased for the three and six months ended June 30, 2004, from comparable periods in the prior year. The decrease is primarily due to the termination of certain customer relationships as part of the Company’s wind-down of its centralized call center operations. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect during each period.

Corporate advisory services revenue increased for the three and six months ended June 30, 2004, from comparable periods in the prior year, primarily driven by increased commission revenues in 2004. The increase is the result of growth in the number of tenant representation brokers as part of the Company’s focus on expanding its brokerage network. In addition, transaction volumes have increased, reflecting customers’ increased confidence in the economic recovery.

Revenue from project management services increased for the three and six months ended June 30, 2004, from comparable periods in the prior year. The revenue growth was primarily due to the expansion of services provided to existing customers (due to increases in either the customers’ portfolios or the scope of the Company’s services). Also, there has been growth in the volume of projects for the Company’s existing customer base and additions of new customers.

Property management revenue decreased for the three and six months ended June 30, 2004, from comparable periods in the prior year. This decrease was partially the result of decreased occupancy levels and rents in buildings managed by the Company in certain markets, which drive this revenue. In addition, the revenue decrease was impacted by a reduction in square footage under management in 2004 as compared to 2003. The reduction in square footage primarily resulted from sales of buildings in the Company’s management portfolio to REITs or other investors that self-manage their properties, partially offset by additions to square footage from new business.

Brokerage revenue increased for the three and six months ended June 30, 2004, from comparable 2003 periods. This increase was driven by an increase in investment sales commissions, while project leasing commissions remained relatively flat. Favorable capital market factors, including low interest rates, led to increased transaction volumes, which contributed to the improvement in investment sales commissions.

Construction management revenues decreased for the three and six months ended June 30, 2004, from comparable periods in the prior year due to a smaller number of construction/tenant finish projects in 2004. Construction management revenue is generated from services including space planning and tenant finish coordination for investor customers in conjunction with property management and leasing assignments, and are directly related to customers’ real estate demands.

Revenues from development and construction increased for the three months ended June 30, 2004, and decreased for the six months ended June 30, 2004, from comparable periods in the prior year. Development fees improved slightly in the second quarter of 2004 because of an increase in incentive development fees, largely due to the timing of significant transactions in 2004 as compared to 2003. The decrease for the 2004 six-month period is due to a decrease in the Company’s development starts in recent years. Typically, the impact of decreases and increases in the Company’s development starts is not reflected in financial results until later periods, and the Company has experienced reductions in its 2004 development and construction revenue as a consequence of reduced 2002 and 2003 development starts. However, development starts began trending up in 2004 with starts for the first half of 2004 exceeding those for all of 2003.

Some of the Company’s development resources focus on providing development services to investor clients that invest in speculative commercial real estate projects. Since the latter part of 1999, speculative real estate development has declined significantly. The decline reflects the fact that demand for new products in many of the markets in which the Company operates has declined as vacancy rates have risen with the overall downturn in the economy. As a result, the Company has responded by shifting focus and resources to user-driven development areas such as development and construction activities for healthcare and higher education customers and fee development for user customers.

Gain on disposition of real estate increased for the three months ended June 30, 2004, and decreased for the six months ended June 30, 2004, from comparable periods in the prior year. During the three months ended June 30, 2004, the Company sold three real estate projects for an aggregate net sales price of $15.1 million, resulting in an aggregate gain on disposition of $3.8 million, and recognized deferred gain of $0.1 million relating to a previous period disposition. For the three months ended June 30, 2003, the Company sold one real estate project for an aggregate net sales price of $0.3 million, resulting in an aggregate gain on disposition of $0.1 million. For the six months ended June 30, 2004, the Company sold four real estate projects for an aggregate net sales price of $15.6 million, resulting in an aggregate gain on disposition of $4.1 million, and recognized deferred gain of $0.3 million relating to a disposition in a previous period. For the six months ended June 30, 2003, the Company sold five real estate projects for an aggregate net sales price of $6.1 million, resulting in an aggregate gain on disposition of $4.5 million, and recognized deferred gain of $0.3 million relating to a disposition in a previous period.

Costs and Expenses.   Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by customers (“reimbursed employees”); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed (“unreimbursed employees”); and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. The increases in the three and six months ended June 30, 2004 were primarily driven by growth in salaries, wages and benefits for reimbursed employees. This growth is primarily due to project management headcount additions resulting from customer expansions and the addition of new customers.

The 2004 increase in commission expense was directly attributable to the increase in the Company’s corporate advisory services and brokerage revenue discussed above.

General and administrative expenses increased for the three and six months ended June 30, 2004, from comparable periods in the prior year. The overall increase in general and administrative expenses primarily resulted from increased customer-reimbursed out-of-pocket general and administrative expenses, driven by the growth in the Company’s project management service line.

Depreciation and amortization decreased for the three and six months ended June 30, 2004, from comparable periods in the prior year. The Company has replaced many of its computer assets at a lower cost than the assets that were retired, which has reduced the Company’s depreciation expense.

The decrease in interest expense is primarily the result of the expiration of the interest rate swap at the end of the first quarter of 2003 for which the Company recorded $0.6 million of interest expense in 2003. The Company also had lower average outstanding balances on its revolving line of credit during the 2004 periods as compared to the 2003 periods.

Income (Loss) from Continuing Operations Before Income Taxes, Minority Interest and Income from Investments in Unconsolidated Subsidiaries.   The Company’s income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries in the three and six months ended June 30, 2004, varied favorably from comparable periods in the prior year due to the fluctuations in revenues and expenses described above.

Minority Interest, Net of Income Taxes.   Minority interest fluctuated from income in 2003 to expense in 2004. This change is primarily a result of 2004 gains on dispositions of consolidated real estate projects in which outside parties have an interest. In addition, the results of operations of certain consolidated real estate entities with outside owners improved due to lower charges for impairment of real estate held by these entities in 2004, as compared to 2003.

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   In the ordinary course of business, a significant portion of the Company’s development and investment activities are conducted, and are expected to be conducted in future periods, through unconsolidated subsidiaries. The Company also has certain investments in unconsolidated subsidiaries which are not related to its development and investment activities. Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries. The Company’s share of income from such transactions is typically driven by its ownership percentage in the unconsolidated subsidiaries. As a result of transaction timing, 2004 income from investments in unconsolidated subsidiaries was concentrated in the first quarter, while amounts in 2003 were concentrated in the second quarter. The overall increase in the six months ended June 30, 2004, was primarily driven by significant income from an unconsolidated subsidiary that sold its building portfolio in the first quarter of 2004.

Income from Continuing Operations.   The Company’s income from continuing operations slightly increased in the three and six months ended June 30, 2004, from comparable periods in the prior year, due to the fluctuations in revenues and expenses described above.

Income (Loss) from Discontinued Operations, Net of Income Taxes.   Income (loss) from discontinued operations includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that were considered components of an entity under FAS 144 and in which the Company has not retained or does not expect to retain significant continuing involvement. Dispositions of real estate assets have been and will continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144. There were no sales that were considered to be discontinued operations in the three months ended June 30, 2004 and 2003. In the six months ended June 30, 2004, the Company sold one real estate project that was considered a discontinued operation for a net sales price of $11.3 million. This sale resulted in a gain on disposition of real estate (before income taxes) of $0.8 million, including interest forgiveness of $0.3 million. In the six months ended June 30, 2003, the Company sold two real estate projects that were considered discontinued operations for an aggregate sales price of $12.4 million, resulting in an aggregate gain on disposition of $1.7 million. Income from discontinued operations for the six months ended June 30, 2003, includes a provision for loss of $1.4 million to reflect a real estate held for sale asset at fair value less cost to sell. The related real estate asset was sold in the first quarter of 2004.

Net Income.   Net income increased in the three and six months ended June 30, 2004, as compared to the same period in the prior year, due to the fluctuations in revenues and expenses described above.

Quarterly Results of Operations and Seasonality

The results of operations for any quarter are not necessarily indicative of results for any future period. The Company’s revenues and net income during the fourth fiscal quarter historically have been somewhat greater than in each of the first three fiscal quarters, primarily because its clients have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets, the recognition of incentive fees towards the latter part of the fiscal year as contractual targets are met and other factors may also cause quarterly fluctuations in the Company’s results of operations.

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

Net cash used in operating activities totaled $16.7 million for the first six months of 2004, compared to $2.9 million for the same period in 2003. Cash used in operating activities, excluding the change in real estate and related borrowings, increased to $15.8 million in 2004 as compared to $2.5 million in 2003, primarily due to greater collections of accounts receivable in 2003, resulting from higher receivable balances in 2002. Also, although net income for the first six months of 2004 exceeded net income for the same period in 2003, cash provided by earnings decreased from $11.3 million in 2003 to $5.9 million in 2004. This decrease was largely due to $11.7 million (before income taxes) of the Company’s earnings for the first half of 2004 being generated from investments in unconsolidated subsidiaries, for which the related cash provided is reflected as an investing activity (as described below), as compared to $7.7 million (before income taxes) in the same period of 2003. In addition, cash used in real estate activities, net of related borrowings, was $0.9 million in the first six months of 2004, compared to $0.4 million for the same period in 2003 as a result of greater real estate acquisitions and fewer dispositions in 2004.

Net cash used in investing activities totaled $7.0 million for the first six months of 2004, compared to $0.8 million for the same period in 2003. This change is partially due to $28.9 million of expenditures made in 2004 related to real estate classified as “held for investment,” as compared to similar expenditures of $9.6 million in 2003. These 2004 expenditures were offset by $14.9 million of proceeds from the dispositions of real estate projects classified as “held for investment” at the time of disposition in accordance with FAS 144, as compared to no such proceeds in 2003. In addition, distributions from investments in unconsolidated subsidiaries, net of contributions, decreased to $10.4 million in 2004, compared to $12.4 million in 2003.

Net cash used in financing activities totaled $3.4 million for the first six months of 2004, compared to $15.1 million for the same period in 2003. The decrease in cash used is primarily attributable to the Company’s repurchases of common stock of $10.4 million in 2003, as compared to no such repurchases in 2004. In addition, the Company received contributions, net of distributions, from minority interest holders of $10.1 million in 2004, compared to distributions, net of contributions, of $3.5 million in 2003. This increase in cash is primarily the result of contributions received related to the Company’s new discretionary development and investment fund formed in 2004. In 2004, the Company made payments, net of borrowings, of $3.5 million on notes payable on real estate held for investment, primarily due to the dispositions of real estate projects, noted above, as compared to borrowings, net of payments of $4.7 million in 2003. In addition, the Company made principal payments, net of additional borrowings, of $11.4 million in 2004, primarily under the Credit Facility (described below), compared to $6.9 million in 2003.

In June 2002, the Company obtained a $150.0 million revolving line of credit (the “Credit Facility”) arranged by Bank of America, N.A., as the administrative agent (the “Administrative Agent”), which replaced the Company’s previous $150.0 million revolving line of credit. The Company can obtain loans under the terms of the Credit Facility, which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin up to 0.75% depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate announced from time to time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.75% to 2.5%, depending upon the Company’s leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. In addition, the Company may not pay dividends, repurchase common shares, or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

The Company’s participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company’s floating rate indebtedness in excess of $30.0 million (other than construction loans under which interest is capitalized in accordance with accounting principles generally accepted in the United States (“GAAP”)) ensuring the net interest on such excess is fixed, capped or hedged. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period ending March 24, 2003, with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The interest rate swap agreement expired on March 24, 2003, and the related weighted average receive rate was 1.37% for the three months ended March 31, 2003. Subsequent to the expiration of the interest rate swap agreement, the Company has entered into various short-term interest rate agreements to comply with the requirements of the Credit Facility. In June 2004, the Company entered into an interest rate cap agreement with a notional amount of $30.0 million expiring September 27, 2004, under which the Company will receive payments if the 30-day LIBOR based interest rate exceeds 2.2%. The interest rate cap agreement has been designated an effective hedge, and, to the extent the hedging relationship remains effective, changes in fair value of the interest rate cap agreement will be recorded in other comprehensive income.

The Company also has a $25.0 million discretionary line of credit (the “Discretionary Line”) with Bank of America, N.A. Each loan obtained by the Company under the Discretionary Line matures in five business days, but no later than June 28, 2005, and bears interest at a LIBOR-based rate (plus a bank margin negotiated from time to time). Borrowings under the Discretionary Line are unsecured and reduce borrowing capacity under the Credit Facility.

At June 30, 2004, the Company had no borrowings under the Credit Facility or the Discretionary Line. The Company’s unused borrowing capacity (taking into account letters of credit and borrowings outstanding and limitations from certain financial covenants) under the Credit Facility was $103.7 million at June 30, 2004. The covenants contained in the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. Since it takes longer for the Company to dispose of real estate investments in a weaker economy, the recent economic slow down could adversely impact the Company’s ability to comply with certain of the real estate-related financial covenants in the Company’s Credit Facility, which could negatively impact the Company’s borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company’s “EBITDA”, as defined in the Credit Facility agreement and calculated on a trailing four quarter basis, a decline in the Company’s overall operations could adversely impact the Company’s ability to comply with these financial covenants and, in turn, the Company’s borrowing capacity.

At June 30, 2004, the Company was in compliance with all covenants of the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

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

The interest rate cap agreement expires on March 1, 2005. As of June 30, 2004, amounts recorded by the Company related to this interest rate cap agreement were not material.

As of June 30, 2004, the Company has various commitments that could impact its liquidity as summarized below (in millions):

		Amount of Commitments by Time of Expiration
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$15.0	$15.0	$—	$—	$—
Debt repayment guarantees	5.0	3.8	1.2	—	—
Total commitments	$20.0	$18.8	$1.2	$—	$—

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

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believe,” “anticipate,” “forecast,” “will,” “may,” “expect,” “envision,” “project,” “budget,” “target,” “estimate,” “should,” “intend,” “foresee,” “look for” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale, (iii) the ability of the Company to compete effectively in the international arena, (iv) the ability of the Company to retain its major customers and renew its contacts, (v) the ability of the Company to attract new user and investor customers, (vi) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company’s participation as a principal in real estate investments,  (vii) the Company’s ability to continue to pursue its growth strategy, (viii) the Company’s ability to pursue strategic acquisitions on favorable terms and manage challenges and issues commonly encountered as a result of those acquisitions,  (ix) the Company’s ability to compete in highly competitive national and local business lines, and (x) the Company’s ability to attract and retain qualified personnel in all areas of its business

(particularly senior management). In addition, the Company’s ability to achieve certain anticipated results will be subject to other factors affecting the Company’s business that are beyond the Company’s control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and customers’ willingness to make real estate commitments) and the effect of government regulation on the conduct of the Company’s business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 1. Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Notes 5 and 6 to the Company’s Condensed Consolidated Financial Statements. The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. From time to time, the Company purchases interest rate agreements to hedge, cap or lock a portion, but not all, of its exposure to fluctuations in interest rates, and, as such, the effects of interest rate changes are expected to be limited. The Company’s earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Europe, Asia and Australia. There have been no significant changes in the interest rate or foreign currency market risks since December 31, 2003.

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

PART II—OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company and one of its subsidiaries are defendants in a lawsuit styled Bank One Oklahoma, N.A., et al. (the “Bank”) v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, pending in the US District Court for the Northern District of Illinois, originally filed on April 2, 2003. The claims asserted by the plaintiffs relate to a sale/leaseback transaction involving a property in Oklahoma City previously owned by the Bank. The suit alleges breach of contract, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation and fraudulent concealment against the Company and/or its subsidiary and alleges that the plaintiffs have been damaged in an unspecified amount in excess of $15.0 million. The plaintiffs seek to recover actual damages, punitive damages and reasonable attorneys’ fees. The suit is in the process of discovery, and no trial date has been set. As of the date of this Form 10-Q, the outcome of the suit cannot be predicted with any certainty, and the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome. While the Company cannot predict with any certainty the outcome of this matter, the Company currently believes the plaintiffs’ claims are without merit and is vigorously defending the lawsuit.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 19, 2004, the following proposals were submitted to stockholders with the following results:

1.                Election of the individuals named below to serve as Class I Directors of the Company until its Annual Meeting of Stockholders in 2007 and until their respective successors are duly elected and qualified or until their earlier death, resignation or removal from office.

	Number of Shares
	For	Withheld
Curtis F. Feeny	33,099,090	745,313
Robert E. Sulentic	33,567,983	276,420

The following individuals are Class II Directors of the Company, whose terms expire at the Company's Annual Meeting of Stockholders in 2005: James R. Erwin and Jeffrey M. Heller. The following individuals are Class III Directors of the Company, whose terms expire at the Company’s Annual Meeting of Stockholders in 2006: William F. Concannon, Rowland T. Moriarty, and J. McDonald Williams.

2.                Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ended December 31, 2004.

Number of Shares
For	33,103,460
Against	106,845
Abstain	634,098

ITEM 6.   Exhibits and Reports on Form 8-K

(a)           Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

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

(b)          Reports on Form 8-K filed during the three months ended June 30, 2004:

On April 29, 2004, the Company filed a Current Report on Form 8-K furnishing the Company’s press release announcing its financial results for the quarter ended March 31, 2004 and furnishing the following financial statements: (i) Statements of Income for the Three Months Ended March 31, 2004 and 2003; (ii) Balance Sheet as of March 31, 2004 and December 31, 2003; (iii) Summarized Operating Data by Segment for the Three Months Ended March 31, 2004 and 2003; and (iv) Other Data as of March 31, 2004 and December 31, 2003.

On May 19, 2004, the Company filed a Current Report on Form 8-K furnishing the Company’s press release announcing the resignation of Rebecca A. McDonald from its Board of Directors, effective immediately.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trammell Crow Company
By:	/s/ Derek R. McClain
Derek R. McClain Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)

Date: August 9, 2004

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