Form 10-Q
period 2004-09-30
TRAMMELL CROW CO
filed 2004-11-09
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

There were 35,537,394 shares of the registrant’s common stock outstanding as of November 1, 2004.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

INDEX

		Page Number
PART I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2004 (unaudited) and the year ended December 31, 2003	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2004 and 2003 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
PART II.	Other Information	37
Item 1.	Legal Proceedings	37
Item 6.	Exhibits	38

PART I—FINANCIAL INFORMATION

ITEM 1.   Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$95,751	$105,616
Restricted cash	6,337	7,647
Accounts receivable, net of allowance for doubtful accounts of $2,745 in 2004 and $3,886 in 2003	91,480	97,479
Receivables from affiliates	2,817	1,593
Notes and other receivables	5,693	9,784
Deferred income taxes	3,620	3,754
Real estate under development	38,058	44,580
Real estate and other assets held for sale	47,686	73,920
Other current assets	18,643	21,048
Total current assets	310,085	365,421
Furniture and equipment, net	19,585	21,305
Deferred income taxes	19,537	19,898
Real estate under development	56,515	6,345
Real estate held for investment	112,522	44,536
Investments in unconsolidated subsidiaries	71,799	65,025
Goodwill, net	74,349	74,346
Receivables from affiliates	18,263	14,485
Other assets	17,173	18,765
	$699,828	$630,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,508	$16,183
Accrued expenses	108,936	114,315
Payables to affiliates	2	104
Income taxes payable	2,136	7,468
Current portion of long-term debt	221	1,081
Current portion of capital lease obligations	400	1,297
Current portion of notes payable on real estate	28,541	49,861
Liabilities related to real estate and other assets held for sale	29,429	49,152
Other current liabilities	10,137	9,835
Total current liabilities	204,310	249,296
Long-term debt, less current portion	10	10,014
Capital lease obligations, less current portion	318	714
Notes payable on real estate, less current portion	102,542	7,118
Other liabilities	7,592	6,459
Total liabilities	314,772	273,601
Minority interest	37,810	28,896
Stockholders’ equity (see Note 15)
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,886,274 shares issued and 37,869,981 shares outstanding in 2004 and 37,783,595 shares issued and 36,862,242 shares outstanding in 2003	378	377
Paid-in capital	196,024	192,336
Retained earnings	162,768	151,560
Accumulated other comprehensive income	1,329	1,106
Less: Treasury stock	(214)	(8,363)
Unearned stock compensation, net	(13,039)	(9,387)
Total stockholders’ equity	347,246	327,629
	$699,828	$630,126

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
User Services:
Facilities management	$52,633	$50,155	$153,945	$155,071
Corporate advisory services	34,142	30,948	90,420	83,264
Project management services	23,268	16,111	60,905	46,442
	110,043	97,214	305,270	284,777
Investor Services:
Property management	34,330	36,120	103,654	109,558
Brokerage	25,917	20,609	76,776	61,707
Construction management	2,926	2,508	6,987	7,292
	63,173	59,237	187,417	178,557
Development and construction	8,388	10,234	25,522	27,788
	181,604	166,685	518,209	491,122
Gain on disposition of real estate	7,253	358	11,606	5,199
	188,857	167,043	529,815	496,321
COSTS AND EXPENSES
Salaries, wages and benefits	119,970	110,020	348,915	331,975
Commissions	28,623	23,826	76,627	63,975
General and administrative	31,279	26,407	90,232	83,292
Depreciation and amortization	2,700	3,901	8,736	13,252
Interest	1,213	1,330	3,168	5,091
	183,785	165,484	527,678	497,585
Operating income (loss)	5,072	1,559	2,137	(1,264)
Interest and other income	766	228	2,131	1,039
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	5,838	1,787	4,268	(225)
Income tax (expense) benefit	(2,401)	(784)	(1,725)	98
Minority interest, net of income tax expense of $618, $453, $148 and $1,484	842	598	217	1,919
Income from investments in unconsolidated subsidiaries, net of income tax expense of $629, $410, $5,664 and $3,804	1,668	567	8,351	4,916
Income from continuing operations	5,947	2,168	11,111	6,708
Income (loss) from discontinued operations, net of income tax (expense) benefit of $75, $295, $(38) and $548	(93)	(385)	56	(709)
Net income	$5,854	$1,783	$11,167	$5,999
Income per share from continuing operations:
Basic	$0.16	$0.06	$0.31	$0.19
Diluted	$0.15	$0.06	$0.30	$0.18
Income (loss) per share from discontinued operations, net of income taxes:
Basic	$—	$(0.01)	$—	$(0.02)
Diluted	$—	$(0.01)	$—	$(0.02)
Net income per share:
Basic	$0.16	$0.05	$0.31	$0.17
Diluted	$0.15	$0.05	$0.30	$0.16
Weighted average common shares outstanding:
Basic	35,708,289	35,265,354	35,584,361	35,655,077
Diluted	37,911,301	36,681,330	37,588,366	36,668,488

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2004 (Unaudited) and Year Ended December 31, 2003 (Note 1)
(in thousands, except share data)

	Common Shares		Common Stock Par	Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Unearned Stock
	Issued	Treasury	Value	Capital	Earnings	Income (Loss)	Stock	Compensation	Total
Balance at January 1, 2003	36,227,820	48,647	$362	$178,977	$130,874	$(589)	$(464)	$(806)	$308,354
Net income	—	—	—	—	21,040	—	—	—	21,040
Issuance of restricted stock	1,413,000	(223,500)	14	12,269	—	—	2,028	(14,311)	—
Forfeiture of restricted stock	—	237,570	—	(26)	—	—	(1,996)	1,807	(215)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	3,923	3,923
Issuance of common stock	142,775	(275,764)	1	1,116	(354)	—	2,504	—	3,267
Stock repurchase	—	1,134,400	—	—	—	—	(10,435)	—	(10,435)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,358	—	—	1,358
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	337	—	—	337
Balance at December 31, 2003	37,783,595	921,353	377	192,336	151,560	1,106	(8,363)	(9,387)	327,629
Net income	—	—	—	—	11,167	—	—	—	11,167
Issuance of restricted stock	28,000	(638,313)	—	2,826	—	—	5,796	(8,622)	—
Forfeiture of restricted stock	—	18,465	—	—	—	—	(233)	195	(38)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	4,775	4,775
Issuance of common stock	74,679	(285,212)	1	862	41	—	2,586	—	3,490
Foreign currency translation adjustment, net of tax	—	—	—	—	—	223	—	—	223
Balance at September 30, 2004	37,886,274	16,293	$378	$196,024	$162,768	$1,329	$(214)	$(13,039)	$347,246

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Operating activities
Cash flows from earnings:
Net income	$11,167	$5,999
Reconciliation of net income to net cash provided by earnings:
Depreciation and amortization	8,897	13,391
Amortization of employment contracts and unearned stock compensation	5,928	3,673
Amortization of contract intangibles	1,631	1,554
Bad debt expense	562	1,696
Provision for losses and writedowns for impairment on real estate	672	3,052
Gain on disposition of real estate held for investment	(741)	—
Minority interest	(365)	(3,403)
Deferred income tax provision	317	257
Income from investments in unconsolidated subsidiaries	(14,015)	(8,720)
Net cash provided by earnings	14,053	17,499
Changes in operating assets and liabilities:
Restricted cash	1,310	950
Accounts receivable	5,439	29,077
Receivables from affiliates	(5,002)	(12,516)
Notes receivable and other assets	4,831	(5,274)
Real estate held for sale and under development	(46,833)	(17,152)
Notes payable on real estate held for sale and under development	33,965	12,769
Accounts payable and accrued expenses	1,383	(16,763)
Payables to affiliates	(102)	19
Income taxes payable	(5,332)	(4,264)
Other liabilities	1,299	7,194
Net cash flows from changes in working capital	(9,042)	(5,960)
Net cash provided by operating activities	5,011	11,539
Investing activities
Expenditures for furniture and equipment	(4,545)	(5,874)
Additions to real estate held for investment	(65,945)	(10,034)
Net proceeds from disposition of real estate held for investment	18,438	—
Investments in unconsolidated subsidiaries	(5,754)	(1,040)
Distributions from unconsolidated subsidiaries	13,078	17,294
Net cash provided by (used in) investing activities	(44,728)	346
Financing activities
Principal payments on long-term debt and capital lease obligations	(115,360)	(83,580)
Proceeds from long-term debt	102,539	72,823
Contributions from minority interest	14,583	2,644
Distributions to minority interest	(5,304)	(8,958)
Proceeds from notes payable on real estate held for investment	59,660	4,977
Payments on notes payable on real estate held for investment	(29,756)	(3,275)
Proceeds from exercise of stock options	575	463
Proceeds from issuance of common stock	2,915	2,363
Purchase of common stock	—	(10,435)
Net cash provided by (used in) financing activities	29,852	(22,978)
Net decrease in cash and cash equivalents	(9,865)	(11,093)
Cash and cash equivalents, beginning of period	105,616	78,005
Cash and cash equivalents, end of period	$95,751	$66,912

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$5,854	$1,783	$11,167	$5,999
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense of $186 and $177 in the three and nine months ended September 30, 2004, respectively, and $29 and $451 in the three and nine months ended September 30, 2003, respectively	249	37	223	606
Change in fair value of interest rate swap agreement, net of tax expense of $229 in the nine months ended September 30, 2003	—	—	—	337
Comprehensive income	$6,103	$1,820	$11,390	$6,942

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

Reclassifications

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain assets and liabilities at December 31, 2003, and certain revenues and expenses for the six months ended June 30, 2004, and the three and nine months ended September 30, 2003 have been reclassified to conform to the presentation at and for the three months ended September 30, 2004 (see Notes 7 and 9). As a result, certain balances differ from the amounts reported in previously filed documents.

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
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

1.   General (Continued)

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and other subsidiaries that are not considered VIEs and over which the Company has control. In addition, the Company consolidates any VIEs of which it is the primary beneficiary in accordance with FIN 46R. Intercompany accounts and transactions have been eliminated. The Company’s investments in subsidiaries (including VIEs of which the Company is not the primary beneficiary) in which it has the ability to exercise significant influence over operating and financial policies, but does not control (including subsidiaries where the Company has less than 20% ownership), are accounted for by the equity method. The Company eliminates transactions with such equity method subsidiaries to the extent of its ownership in such subsidiaries. Accordingly, the Company’s share of the earnings or losses of these equity method subsidiaries is included in consolidated net income. Investments in other subsidiaries are carried at cost. The Company’s unconsolidated subsidiaries include Savills plc (“Savills”) and other subsidiaries that primarily own or invest in real estate development projects (see Note 3).

The Company is part of a co-lender group with an independent third party that has issued a mezzanine loan to the owner of two office buildings. In April 2000, the Company provided $567 of the total $5,667 mezzanine loan. At that time, another independent third-party lender provided the senior financing of $19,100 to the owner. The Company also provides building management and leasing services for the buildings under a long-term contract at market rates for such services. The mezzanine loan arrangement is considered to be a variable interest in the entity that owns the properties, which the Company believes is a VIE. However, based upon the Company’s evaluation, the Company is not the primary beneficiary of the entity. Therefore, the Company has not consolidated the entity that owns the office buildings for which it has provided financing. The Company’s maximum exposure to loss as a result of its involvement with this VIE is $567 as of September 30, 2004.

In September 2004, the Company issued a budget guaranty relating to a development project. Under the budget guaranty, the Company is responsible for all costs in excess of an approved budget of approximately $35,600. The Company was involved in the design of the underlying entity and has determined that its budget guaranty represents a variable interest in a VIE for which the Company is not the primary beneficiary. The Company cannot estimate its actual maximum exposure to loss as a result of its involvement with this VIE because the budget guaranty is unlimited. However, based on the Company’s historic experience of minimal payments under similar arrangements and the existence of a guaranteed maximum contract between the general contractor and the owner of the project that mitigates the Company’s risk, the Company believes that its exposure to loss is minimal.

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
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

1.   General (Continued)

Earnings Per Share

The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 2004, include 2,203,012 and 2,004,005 shares, respectively, to reflect the dilutive effect of unvested restricted stock and options to purchase shares of common stock. The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and nine months ended September 30, 2003, include 1,415,976 and 1,013,411 shares, respectively, to reflect the dilutive effect of unvested restricted stock and options to purchase shares of common stock.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$5,854	$1,783	$11,167	$5,999
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,172	605	2,829	1,449
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,481	1,118	4,172	3,475
Pro forma net income	$5,545	$1,270	$9,824	$3,973
Net income per share:
Basic—as reported	$0.16	$0.05	$0.31	$0.17
Basic—pro forma	$0.16	$0.04	$0.28	$0.11
Net income per share:
Diluted—as reported	$0.15	$0.05	$0.30	$0.16
Diluted—pro forma	$0.15	$0.03	$0.26	$0.11

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

1.   General (Continued)

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company’s financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. As of September 30, 2004, the estimated settlement value of non-controlling interests in the Company’s consolidated limited life subsidiaries is $10,137, as compared to book value (included in minority interest on the Company’s balance sheet) of $6,676. The excess of settlement value over book value is driven by an even larger estimated appreciation of certain consolidated real estate assets and investments from the Company’s book value, offset by selling costs and debt prepayment penalties, if any.

2.   Real Estate

All real estate is included in the Company’s Development and Investment segment (see Note 12). Certain real estate assets owned by the Company secure the outstanding balances of underlying mortgage or construction loans. Real estate owned by the Company consists of the following:

	September 30, 2004		December 31, 2003
Real estate under development (current)	$38,058		$44,580
Real estate included in assets held for sale (see Note 7)(1)	45,219		71,494
Real estate under development (non-current)	56,515		6,345
Real estate held for investment(2)	112,522		44,536
	$252,314	(3)	$166,955	(3)

(1)          Net of allowances of $0 and $1,047 at September 30, 2004, and December 31, 2003, respectively, to reduce the carrying value of assets to fair value less cost to sell.

(2)          Net of accumulated depreciation of $725 and $307 at September 30, 2004, and December 31, 2003, respectively.

(3)          Includes $13,630 and $124 at September 30, 2004, and December 31, 2003, respectively, of lease intangibles and tenant origination costs, net of accumulated amortization.

In the nine months ended September 30, 2004 and 2003, the Company recorded provisions for losses on real estate of $94 and $1,650, respectively, to increase the allowances on real estate held for sale to reduce the carrying value of assets to fair value less cost to sell. Of the amount recorded in 2003, $1,395 is

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

2.   Real Estate (Continued)

included in discontinued operations in the consolidated statements of income as it relates to a real estate project that is considered a discontinued operation under FAS 144. All remaining amounts are included in general and administrative expenses in the consolidated statements of income.

In the nine months ended September 30, 2004 and 2003, the Company recorded writedowns for impairment of real estate (not classified as held for sale at the time of such writedowns) totaling $578 and $1,402,  respectively. Of the amount recorded in 2004, $120 is included in discontinued operations in the consolidated statements of income as it related to a real estate project that is considered a discontinued operation under FAS 144. All remaining amounts are included in general and administrative expenses in the consolidated statements of income. The 2004 writedowns for impairment primarily relate to a vacant land parcel in a market in which rental rates continue to decline and vacancy rates continue to increase. The Company obtained market comparisons for the land parcel and determined that, based on those market comparisons, the value of the land was impaired. The 2003 writedowns for impairment primarily relate to a single-tenant office/industrial real estate project. The non-recourse note payable related to the real estate project had matured and the Company subsequently conveyed the underlying property to the lender to satisfy the note. The fair value of the asset was determined based on a discounted cash flow projection prior to the conveyance of the property to the lender.

In September 2004, the Company sold a real estate project for $15,875. The Company is leasing back a portion of the space in the project, and also has some continuing obligations regarding certain services to be provided to the seller. As a result, the sale was recorded as a financing transaction, and the gain will be recognized as income over the Company’s lease term, commencing when the continuing obligation period ends in the fourth quarter of 2004. At September 30, 2004, real estate and other assets held for sale includes $15,752 related to this real estate project, $14,974 of which is real estate. In addition, liabilities related to real estate and other assets held for sale includes $15,875 of notes payable from the sale of this real estate project.

In September 2004, the Company conveyed a multi-tenant industrial real estate project to the lender in order to satisfy the underlying non-recourse note that had matured. With respect to this disposition, the Company recorded a loss on disposition of real estate of $3, including $61 of income for extinguishment of debt. The transaction resulted in a non-cash decrease in real estate and other assets held for sale of $10,953 (increase in accounts receivable of $2, decrease in other current assets of $164, decrease in real estate held for sale of $10,698 and a decrease in other assets of $93), and a non-cash reduction in liabilities related to real estate and other assets held for sale of $10,950 (increase in accounts payable of $57, decrease in accrued expenses of $273 and a decrease in notes payable on real estate of $10,734).

In December 2003, the Company sold a parcel of land for $1,750 to an entity determined to be a VIE, of which the Company is not the primary beneficiary. The consideration received included an interest-bearing note from the buyer for $1,125. The Company retained a unilateral right to repurchase the property at any time through 2006, in addition to maintaining the right to approve any plans for development on the property. If the Company exercises its repurchase option, the Company would repay the amount it received from the buyer, plus a return on the buyer’s investment. Because of the Company’s continuing involvement in and option to repurchase the property, the transaction did not qualify as a sale

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

2.   Real Estate (Continued)

and as a result, a financing transaction was recorded. As of September 30, 2004, real estate and other assets held for sale includes $844 of real estate and $1,111 of notes receivable, and liabilities related to real estate and other assets held for sale include $1,750 of notes payable and $105 of accrued interest, all related to this parcel of land.

In 2003, the Company sold its 50% partnership interest in a consolidated subsidiary to the other partner in the partnership for a net sales price of $1,032. The transaction resulted in a non-cash decrease in real estate and other assets held for sale of $11,004 (accounts receivable of $4 and real estate of $11,000), a decrease in cash (included in real estate and other assets held for sale) of $92, and a non-cash reduction in liabilities related to real estate and other assets held for sale of $11,804 (decrease in accounts payable of $61, increase in accrued expenses of $164, and a decrease in notes payable on real estate of $11,907), and a non-cash increase in minority interest of $210. The Company recognized a gain on disposition of $1,530 as a result of this transaction.

3.   Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consist of the following:

	September 30, 2004	December 31, 2003
Real estate	$39,778	$35,546
Other	32,021	29,479
	$71,799	$65,025

The Company owns approximately 10.0% of the outstanding stock of Savills, a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia. The investment is classified as an “other” investment in the table above.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

3.   Investments in Unconsolidated Subsidiaries (Continued)

Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Real Estate:
Total revenues	$5,795	$13,272	$55,254	$59,399
Total expenses	3,189	9,236	12,350	29,899
Net income	$2,606	$4,036	$42,904	$29,500
Other:
Total revenues	$167,790	$119,023	$452,890	$309,543
Total expenses	146,140	110,354	413,868	291,698
Net income	$21,650	$8,669	$39,022	$17,845
Total:
Total revenues	$173,585	$132,295	$508,144	$368,942
Total expenses	149,329	119,590	426,218	321,597
Net income	$24,256	$12,705	$81,926	$47,345

4.   Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2004	December 31, 2003
Payroll and bonuses	$45,037	$42,316
Commissions	24,882	38,337
Development costs	11,047	15,045
Deferred income	11,461	5,691
Interest	302	1,175
Insurance	2,439	3,032
Restructuring charges (see Note 13)	1,611	1,864
Other	12,708	9,584
	109,487	117,044
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale (see Note 7)	551	2,729
	$108,936	$114,315

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

5.   Long-Term Debt

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
Borrowings under $150,000 line of credit with a bank (the “Credit Facility”)	$—	$10,000
Borrowings under $25,000 discretionary line of credit with a bank	—	—
Borrowings under £1,100 short-term borrowing facility with a bank (the “European Facility”)	—	—
Other	231	1,095
Total long-term debt	231	11,095
Less: Current portion of long-term debt	221	1,081
	$10	$10,014

The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. In September 2004, the Credit Facility was amended, primarily to permit certain stock transactions including the Company’s Modified Dutch Auction tender offer (see Note 15).  At September 30, 2004, the Company is in compliance with all covenants of the Credit Facility.

The covenants associated with the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $150,000 commitment. At September 30, 2004, the Company has unused borrowing capacity of $105,810 (taking into account letters of credit outstanding and limitations from certain financial covenants) under its Credit Facility.

Borrowings under the Company’s $25,000 discretionary line of credit are unsecured and reduce the borrowing capacity of the Credit Facility dollar for dollar.

6.   Notes Payable on Real Estate

The Company has loans secured by real estate consisting of the following:

	September 30, 2004	December 31, 2003
Current portion of notes payable on real estate	$28,541	$49,861
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 7)	28,878	46,287
Total notes payable on real estate, current portion	57,419	96,148
Notes payable on real estate, non-current portion	102,542	7,118
Total notes payable on real estate	$159,961	$103,266

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

6.   Notes Payable on Real Estate (Continued)

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

At September 30, 2004, $8,491 of the current portion and $15,388 of the non-current portion of notes payable on real estate are recourse to the Company (beyond being recourse to the single-purpose entity that holds the real estate asset and is the obligor on the note payable). With respect to a project to which $3,322 of the current recourse obligations relate, the Company has an agreement where an investor customer will purchase the project upon completion, the proceeds from which will be used to repay the related note payable.

The Company has a participating mortgage loan obligation related to a real estate project classified as real estate under development (non-current). The participating mortgage loan is subordinate to a construction loan on the underlying project. The lender participates in net operating cash flow of the mortgaged real estate project, if any, and capital proceeds, net of related expenses, upon the sale of the project, after payment of amounts due under the construction loan. The lender receives 6% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35% to 80% of proceeds remaining after the construction loan is paid, based on reaching various internal rates of return. The amount of the participation liability and the related debt discount are $9,435 and $5,550, respectively, at September 30, 2004. In 2004, the Company amortized $3,885 of the debt discount, which has been capitalized to real estate under development (non-current).

7.   Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company’s balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at September 30, 2004, or sold in the nine months ended September 30, 2004, that were not classified as held for sale at December 31, 2003, have been reclassified to real estate and other assets held for sale in the Company’s balance sheet as of December 31, 2003 presented herein.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

7.   Real Estate and Other Assets Held for Sale and Related Liabilities (Continued)

Real estate and other assets held for sale and related liabilities are as follows:

	September 30, 2004	December 31, 2003
Assets:
Notes and other receivables	$1,374	$1,285
Real estate held for sale (see Note 2)	45,219	71,494
Other current assets	314	1,082
Other assets	779	59
Total real estate and other assets held for sale	47,686	73,920
Liabilities:
Accrued expenses (see Note 4)	551	2,729
Notes payable on real estate held for sale (see Note 6)	28,878	46,287
Other current liabilities	—	136
Total liabilities related to real estate and other assets held for sale	29,429	49,152
Net real estate and other assets held for sale	$18,257	$24,768

8.   Stockholders’ Equity

A summary of the Company’s stock option activity for the nine months ended September 30, 2004, is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $9.74 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2003	956,649	3,207,925	2,086,341	151,739	6,402,654
Granted	—	—	—	—	—
Exercised	(37,134)	(37,125)	—	—	(74,259)
Forfeited	—	(80,125)	(100,920)	(7,118)	(188,163)
September 30, 2004	919,515	3,090,675	1,985,421	144,621	6,140,232
Options exercisable at September 30, 2004	919,515	2,290,051	1,985,421	144,621	5,339,608

9.   Gain on Disposition of Real Estate and Discontinued Operations

During the nine months ended September 30, 2004, the Company sold eight real estate projects for a net sales price of $34,621, resulting in an aggregate gain on disposition of $11,268, including interest forgiveness of $61. In addition, the Company recognized $338 of deferred gain from dispositions in prior periods. During the first nine months of 2003, the Company sold six real estate projects for an aggregate net

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

9.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

sales price of $7,240 (including a note receivable of $230 from a buyer of one project), resulting in an aggregate gain on disposition of $4,860. The Company also recognized $339 of deferred gain from a previous period disposition.

The Company’s discontinued operations include the operations and gains on disposition of real estate projects held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that are considered “components of an entity” as defined by FAS 144 and for which the Company does not have or expect to have any significant involvement in the operations of the project after the disposal. As required by FAS 144, certain revenues and expenses for the six months ended June 30, 2004, and the three and nine months ended September 30, 2003, have been reclassified to conform to the presentation for the three months ended September 30, 2004.

In the first nine months of 2004, the Company sold two real estate projects that were considered discontinued operations under FAS 144. The aggregate net sales price for these projects was $14,177, and the Company recognized an aggregate gain on disposition of $834, including interest forgiveness of $326. In the nine months ended September 30, 2003, the Company sold two real estate projects that were considered discontinued operations under FAS 144. The aggregate sales price for these two projects was $12,380, and the Company recognized an aggregate gain on disposition of $1,747. The aggregate gain on disposition related to these projects has been reported as discontinued operations, net of applicable income taxes, in the consolidated statements of income.

The components of discontinued operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Development and construction	$110	$9	$110	$132
Gain on disposition of real estate	13	—	834	1,747
Other	1	1	2	25
	$124	$10	$946	$1,904
Expenses:
Salaries, wages and benefits	$—	$—	$—	$55
Commissions	17	—	17	197
General and administrative	140	218	437	1,867
Depreciation and amortization	71	33	161	139
Interest	64	439	237	903
	292	690	852	3,161
Income (loss) from discontinued operations, before income taxes	(168)	(680)	94	(1,257)
Income tax (expense) benefit	75	295	(38)	548
Income (loss) from discontinued operations, net of income taxes	$(93)	$(385)	$56	$(709)

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

10.   Financial Instruments

The Company has entered into various interest rate agreements to manage market risks related to changes in interest rates, primarily in satisfaction of requirements under the Company’s Credit Facility. The Company’s participation in derivative transactions has been limited to risk management purposes. Derivative instruments are not held or issued for trading purposes.

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

Accordingly, changes in fair value of the interest rate swap agreement attributable solely to the passage of time and payments made to settle the liability serve to reduce the liability, therefore benefiting net income in future periods. During the three months ended March 31, 2003, the Company recorded $588 of payments against its liability that would have been recorded to interest expense had the interest rate swap agreement been designated as a hedge since its inception. Changes in the fair value of the interest rate swap agreement attributable to changes in benchmark market interest rates represented the effective portion of the hedge relationship. These changes in fair value were recorded in other comprehensive income in accordance with FAS 133 and were fully amortized over the remaining life of the interest rate swap agreement. Any hedge ineffectiveness was recorded in current period earnings. The interest rate swap agreement expired on March 24, 2003, therefore the liability balance is zero at September 30, 2004.

In September 2004, the Company entered into an interest rate cap agreement with a notional amount of $10,000 expiring December 24, 2004, under which the Company will receive payments if the 30-day

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

10.   Financial Instruments (Continued)

LIBOR based interest rate exceeds 3.0%. The interest rate cap agreement has been designated an effective hedge on certain variable rate debt of the Company, and, to the extent the hedging relationship remains effective, changes in fair value of the interest rate cap agreement will be recorded in other comprehensive income.

In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11,400 and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. Through September 30, 2004, amounts recorded by the Company related to this interest rate cap agreement were not material.

Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company’s long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

11.   Commitments and Contingencies

At September 30, 2004, the Company has guaranteed repayment of a maximum of $6,528 of real estate notes payable of its unconsolidated subsidiaries, of which $5,263 of the underlying notes payable is outstanding. These notes are secured by the underlying real estate and have maturity dates through August 2007. At September 30, 2004, the Company has outstanding letters of credit totaling $19,904, $9,243 and $5,891 of which collateralize amounts recorded in other current liabilities and other liabilities, respectively. The letters of credit expire at varying dates through September 2005.

During the nine months ended September 30, 2004, the Company issued several debt repayment guarantees of unconsolidated subsidiaries that are subject to the fair value provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (“FIN 45”). The Company estimates that its likely exposure under these guarantees is minimal. On this basis, the Company estimates that the fair value of these guarantees is equivalent to the amount necessary to secure the guarantees using letters of credit from a bank, and the aggregate amount is nominal. The Company did not issue or modify any other guarantees or letters of credit in 2004 that are subject to the fair value provisions of FIN 45.

In addition, at September 30, 2004, the Company has numerous completion and budget guarantees relating to development projects. These guarantees are made with third-party owners in the normal course of business. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has “guaranteed

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

11.   Commitments and Contingencies (Continued)

maximum price” contracts with reputable general contractors with respect to projects for which the Company provides these guarantees. These contracts are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

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

The Company has made refundable and non-refundable earnest money deposits totaling $4,079, of which $2,815 is non-refundable, in conjunction with contracts to acquire approximately $193,620 of real estate from other entities.

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
September 30, 2004
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

Virtually all of the Company’s revenues are from customers located in the United States. For the three and nine months ended September 30, 2004, one individual customer accounts for $23,597, or 12%, and $59,820, or 11%, respectively, of the Company’s consolidated revenues. For the three and nine months ended September 30, 2003, the same customer accounted for $17,897, or 11%, and $54,319, or 11%, respectively, of the Company’s consolidated revenues. Revenues from this customer are included primarily in the Company’s Global Services segment.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

12.   Segment Information (Continued)

Summarized financial information for reportable segments is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Global Services:
Total revenues	$173,403	$156,451	$493,084	$464,550
Costs and expenses(1)	167,803	151,786	481,496	454,180
Operating income	5,600	4,665	11,588	10,370
Interest and other income (loss)	415	(3)	1,104	545
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	6,015	4,662	12,692	10,915
Minority interest, before income taxes	520	226	503	488
Income from investments in unconsolidated subsidiaries, before income taxes	2,254	875	4,812	1,465
Income from continuing operations, before income taxes	8,789	5,763	18,007	12,868
Income from discontinued operations, before income taxes	26	—	26	253
Income before income taxes	$8,815	$5,763	$18,033	$13,121
Development and Investment:
Total revenues	$15,454	$10,592	$36,731	$31,771
Costs and expenses(1)	15,982	13,698	46,182	43,405
Operating loss	(528)	(3,106)	(9,451)	(11,634)
Interest and other income	351	231	1,027	494
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(177)	(2,875)	(8,424)	(11,140)
Minority interest, before income taxes	940	825	(138)	2,915
Income from investments in unconsolidated subsidiaries, before income taxes	43	102	9,203	7,255
Income (loss) from continuing operations, before income taxes	806	(1,948)	641	(970)
Income (loss) from discontinued operations, before income taxes	(194)	(680)	68	(1,510)
Income (loss) before income taxes	$612	$(2,628)	$709	$(2,480)
Total:
Total revenues	$188,857	$167,043	$529,815	$496,321
Costs and expenses(1)	183,785	165,484	527,678	497,585
Operating income (loss)	5,072	1,559	2,137	(1,264)
Interest and other income	766	228	2,131	1,039
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	5,838	1,787	4,268	(225)
Minority interest, before income taxes	1,460	1,051	365	3,403
Income from investments in unconsolidated subsidiaries, before income taxes	2,297	977	14,015	8,720
Income from continuing operations, before income taxes	9,595	3,815	18,648	11,898
Income (loss) from discontinued operations, before income taxes	(168)	(680)	94	(1,257)
Income before income taxes	$9,427	$3,135	$18,742	$10,641

(1)    Costs and expenses for the three and nine months ended September 30, 2004, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $1,633 and $4,118 related to the Global

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

12.   Segment Information (Continued)

Services segment and $677 and $1,810 related to the Development and Investment segment, respectively. Costs and expenses for the three and nine months ended September 30, 2003, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $678 and $2,720 related to the Global Services segment and $630 and $953 related to the Development and Investment segment, respectively.

	September 30, 2004	December 31, 2003
Total Assets:
Global Services	$298,002	$296,876
Development and Investment	401,826	333,250
Total consolidated assets	$699,828	$630,126

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

No restructuring charges have been incurred or recorded since 2001. Activity related to the Company’s lease obligations and related costs included in restructuring accruals in 2004 is as follows:

Balance at December 31, 2003	$1,864
Cash payments	253
Balance at September 30, 2004	$1,611

14.   Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Nine Months Ended September 30,
	2004	2003
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$8,389	$11,479
Capital lease obligations	664	882

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

15.   Subsequent Event

On September 3, 2004 the Company commenced a Modified Dutch Auction tender offer whereby it offered to purchase up to 4,444,444 shares of its common stock. Under the terms of the tender offer, the Company invited shareholders to tender their shares at a purchase price not in excess of $15.75 nor less than $13.50 per share.

The tender offer was completed in October 2004, and as a result, the Company purchased 2,354,437 shares of common stock priced at $15.75 per share for a total of $37,082, excluding the costs of the tender offer. The transaction was financed from the Company’s existing available cash.

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

Within the Global Services segment, with approximately 6,000 full-time equivalent (“FTE”) employees, the Company provides services to user customers, including multinational corporations, hospitals and universities, who are typically the primary occupants of the commercial properties with respect to which services are performed, and investor customers that are not typically the primary occupants of the commercial properties with respect to which services are performed. The building management services provided to user customers consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations, healthcare systems and other users that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of customer-occupied facilities. Brokerage services provided to user customers include corporate advisory services such as portfolio management and tenant representation. Project management services provided to user customers include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design, and workplace moves, adds, and changes. The building management services provided to investor customers include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to investor customers include project leasing and investment sales services whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space, and land. Project management services provided to investor customers include construction management services such as space planning and tenant finish and coordination.

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

Results of Operations—Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the six months ended June 30, 2004 and the three and nine months ended September 30, 2003, have been reclassified to conform to the presentation for the three months ended September 30, 2004. As a result, certain balances differ from the amounts reported in previously filed documents. See Income (Loss) from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Nine Months Ended September 30,
	2004	2003	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$153,945	$155,071	$(1,126)	(0.7)%
Corporate advisory services	90,420	83,264	7,156	8.6%
Project management services	60,905	46,442	14,463	31.1%
	305,270	284,777	20,493	7.2%
Investor Services:
Property management	103,654	109,558	(5,904)	(5.4)%
Brokerage	76,776	61,707	15,069	24.4%
Construction management	6,987	7,292	(305)	(4.2)%
	187,417	178,557	8,860	5.0%
Development and construction	25,522	27,788	(2,266)	(8.2)%
	518,209	491,122	27,087	5.5%
Gain on disposition of real estate	11,606	5,199	6,407	123.2%
	529,815	496,321	33,494	6.7%
COST AND EXPENSES:
Salaries, wages and benefits	348,915	331,975	16,940	5.1%
Commissions	76,627	63,975	12,652	19.8%
General and administrative	90,232	83,292	6,940	8.3%
Depreciation and amortization	8,736	13,252	(4,516)	(34.1)%
Interest	3,168	5,091	(1,923)	(37.8)%
	527,678	497,585	30,093	6.0%
Operating income (loss)	2,137	(1,264)	3,401	269.1%
Interest and other income	2,131	1,039	1,092	105.1%
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	4,268	(225)	4,493	1,996.9%
Income tax (expense) benefit	(1,725)	98	(1,823)	(1,860.2)%
Minority interest, net of income taxes	217	1,919	(1,702)	(88.7)%
Income from investments in unconsolidated subsidiaries, net of income taxes	8,351	4,916	3,435	69.9%
Income from continuing operations	11,111	6,708	4,403	65.6%
Income (loss) from discontinued operations, net of income taxes	56	(709)	765	107.9%
Net income	$11,167	$5,999	$5,168	86.1%

	For the Three Months Ended September 30,
	2004	2003	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$52,633	$50,155	$2,478	4.9%
Corporate advisory services	34,142	30,948	3,194	10.3%
Project management services	23,268	16,111	7,157	44.4%
	110,043	97,214	12,829	13.2%
Investor Services:
Property management	34,330	36,120	(1,790)	(5.0)%
Brokerage	25,917	20,609	5,308	25.8%
Construction management	2,926	2,508	418	16.7%
	63,173	59,237	3,936	6.6%
Development and construction	8,388	10,234	(1,846)	(18.0)%
	181,604	166,685	14,919	9.0%
Gain on disposition of real estate	7,253	358	6,895	1,926.0%
	188,857	167,043	21,814	13.1%

COST AND EXPENSES:
Salaries, wages and benefits	119,970	110,020	9,950	9.0%
Commissions	28,623	23,826	4,797	20.1%
General and administrative	31,279	26,407	4,872	18.4%
Depreciation and amortization	2,700	3,901	(1,201)	(30.8)%
Interest	1,213	1,330	(117)	(8.8)%
	183,785	165,484	18,301	11.1%
Operating income	5,072	1,559	3,513	225.3%
Interest and other income	766	228	538	236.0%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	5,838	1,787	4,051	226.7%
Income tax expense	(2,401)	(784)	(1,617)	(206.3)%
Minority interest, net of income taxes	842	598	244	40.8%
Income from investments in unconsolidated subsidiaries, net of income taxes	1,668	567	1,101	194.2%
Income from continuing operations	5,947	2,168	3,779	174.3%
Loss from discontinued operations, net of income taxes	(93)	(385)	292	75.8%
Net income	$5,854	$1,783	$4,071	228.3%

Revenues.   Facilities management revenue increased for the three months ended September 30, 2004, and decreased slightly for the nine months ended September 30, 2004, from comparable periods in the prior year. The year-to-date decrease is primarily due to the termination of certain customer relationships as part of the Company’s wind-down of its centralized call center operations. This decrease was offset by an increase in revenue resulting from an expansion of a customer relationship in the second quarter, which resulted in an overall increase in facilities management revenue in the third quarter of 2004 as compared to the third quarter of 2003.

Corporate advisory services revenue increased for the three and nine months ended September 30, 2004, from comparable periods in 2003, primarily driven by increased commission revenues in 2004. The

Construction management revenue increased for the three months ended September 30, 2004, and decreased for the nine months ended September 30, 2004, from comparable periods in the prior year. The year-to-date decrease is primarily due to less construction/tenant finish projects in 2004, although the Company did experience an increase in new projects in the third quarter of 2004 compared to the third quarter of 2003. Construction management revenue is generated from services including space planning and tenant finish coordination for investor customers in conjunction with property management and leasing assignments, and are directly related to customers’ real estate demands.

Revenue from development and construction decreased for the three and nine months ended September 30, 2004, from comparable periods in the prior year. Development fees decreased because of lower incentive development fees, largely due to the timing of significant transactions in 2004 as compared to 2003. In addition, the decrease in 2004 is due to a reduction in the Company’s development and investment starts (including property acquisitions) in recent years. Typically, the impact of increases and decreases in the Company’s development and investment starts is not reflected in financial results until later periods, and the Company has experienced reductions in its 2004 development and construction revenue as a consequence of reduced 2002 and 2003 development and investment starts. However, development and investment starts began trending up in 2004 with starts for the first nine months of 2004 more than doubling those for all of 2003.

Some of the Company’s development resources focus on providing development services to investor clients that invest in speculative commercial real estate projects. In an effort to mitigate the cyclicality of real estate development activity for investor customers, the Company has increased its focus and resources to user-driven development areas such as development and construction activities for healthcare and higher education customers and fee development for user customers.

Gain on disposition of real estate increased for the three and nine months ended September 30, 2004, from comparable 2003 periods. During the three months ended September 30, 2004, the Company sold four real estate projects for an aggregate net sales price of $19.0 million, resulting in an aggregate gain on disposition of $7.3 million, including interest forgiveness of $0.1 million. For the three months ended September 30, 2003, the Company sold one real estate project for an aggregate net sales price of $1.1 million, resulting in an aggregate gain on disposition of $0.4 million. For the nine months ended September 30, 2004, the Company sold eight real estate projects for an aggregate net sales price of $34.6 million, resulting in an aggregate gain on disposition of $11.3 million, including interest forgiveness of $0.1 million. In addition, the Company recognized deferred gain of $0.3 million relating to a disposition in a previous period. For the nine months ended September 30, 2003, the Company sold six real estate projects for an aggregate net sales price of $7.2 million, resulting in an aggregate gain on disposition of $4.9 million, and recognized deferred gain of $0.3 million relating to a disposition in a previous period.

Costs and Expenses.   Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by customers (“reimbursed employees”); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed (“unreimbursed employees”); and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. The increases in the three and nine months ended September 30, 2004 were primarily driven by growth in salaries, wages and benefits for reimbursed employees. This growth is primarily due to project management headcount additions resulting from customer expansions and the addition of new customers.

The 2004 increase in commission expense was directly attributable to the increase in the Company’s corporate advisory services and brokerage revenue discussed above.

General and administrative expenses increased for the three and nine months ended September 30, 2004, from comparable periods in the prior year. The overall increase in general and administrative expenses primarily resulted from increased customer-reimbursed out-of-pocket general and administrative expenses, largely driven by the growth in the Company’s project management service line.

Depreciation and amortization decreased for the three and nine months ended September 30, 2004, from comparable periods in the prior year. The Company has replaced many of its computer assets at a lower cost than the assets that were retired, which has reduced the Company’s depreciation expense.

The decrease in interest expense is primarily the result of the expiration of the interest rate swap at the end of the first quarter of 2003 for which the Company recorded $0.6 million of interest expense in 2003. The Company also had lower average outstanding balances on its revolving line of credit and capital leases during the 2004 periods as compared to the 2003 periods.

Minority Interest, Net of Income Taxes.   Minority interest income increased for the three months ended September 30, 2004, and decreased for the nine months ended September 30, 2004. The increase for the third quarter of 2004 relates to losses in the Company’s fifth discretionary development and investment fund (“Fund V”) established with outside partners. Fund V has acquired operating real estate properties, which it plans to redevelop, lease and sell, that have generated losses in the current period. The decrease for the 2004 nine-month period is primarily a result of 2004 gains on dispositions of consolidated real estate projects in which outside parties have an interest. In addition, the results of operations of certain consolidated real estate entities with outside owners improved due to lower charges for impairment of real estate held by these entities in 2004, as compared to 2003.

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   In the ordinary course of business, a significant portion of the Company’s development and investment activities are conducted, and are expected to be conducted in future periods, through unconsolidated subsidiaries. The Company also has certain investments in unconsolidated subsidiaries which are not related to its development and investment activities. Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries, in addition to the Company’s ownership percentage in the unconsolidated subsidiaries. The overall increase in 2004 was primarily the result of significant income from an unconsolidated subsidiary that sold its building portfolio in the first quarter of 2004 and increased income from the Company’s investment in Savills due to its improved operating results.

Income (Loss) from Discontinued Operations, Net of Income Taxes.   Income (loss) from discontinued operations includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that were considered components of an entity under FAS 144 and in which the Company has not retained or does not expect to retain significant continuing involvement. Dispositions of real estate assets have been and will continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144. During the three months ended September 30, 2004, the Company sold one real estate project that was considered a discontinued operation for a net sales price of $2.8 million, resulting in a gain on disposition of $0.01 million. There were no sales that were considered to be discontinued operations in the three months ended September 30, 2003. In the nine months ended September 30, 2004, the Company sold two real estate projects that were considered discontinued operations for an aggregate net sales price of $14.2 million. The sales resulted in an aggregate gain on disposition of real estate (before income taxes) of $0.8 million, including interest forgiveness of $0.3 million. In the nine months ended September 30, 2003, the Company sold two real estate projects that were considered discontinued operations for an aggregate sales price of $12.4 million, resulting in an aggregate gain on disposition of $1.7 million. Income from discontinued operations for the nine months ended September 30, 2003, includes a provision for loss of $1.4 million to reflect a real estate held for sale asset at fair value less cost to sell. The related real estate asset was sold in the first quarter of 2004.

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

Net cash provided by operating activities totaled $5.0 million for the first nine months of 2004, compared to $11.5 million for the same period in 2003. Cash provided by operating activities, excluding the change in real estate and related borrowings, increased to $17.9 million in 2004 as compared to $15.9 million in 2003. Although net income for the first nine months of 2004 exceeded net income for the same period in 2003, cash provided by earnings decreased from $17.5 million in 2003 to $14.1 million in 2004. This decrease was largely due to $14.0 million (before income taxes) of the Company’s earnings for the first nine months of 2004 being generated from investments in unconsolidated subsidiaries, for which the related cash provided is reflected as an investing activity (as described below), as compared to $8.7 million (before income taxes) in the same period of 2003. In addition, cash used in real estate activities, net of related borrowings, was $12.9 million in the first nine months of 2004, compared to $4.4 million for the same period in 2003 as a result of greater real estate acquisitions in 2004.

Net cash used in investing activities totaled $44.7 million for the first nine months of 2004, compared to $0.3 million provided by investing activities for the same period in 2003. This change is primarily due to $65.9 million of expenditures made in 2004 related to real estate classified as “held for investment,” as compared to similar expenditures of $10.0 million in 2003. These 2004 expenditures were offset by $18.4 million of proceeds from the dispositions of real estate projects classified as “held for investment” at the time of distribution in accordance with FAS 144, as compared to no such proceeds in 2003. In addition, distributions from investments in unconsolidated subsidiaries, net of contributions, decreased to $7.3 million in 2004, compared to $16.3 million in 2003.

Net cash provided by financing activities totaled $29.9 million for the first nine months of 2004, compared to $23.0 million used in financing activities for the same period in 2003. In 2004, the Company received net proceeds from borrowings of $29.9 million under notes payable related to real estate held for investment as compared to net proceeds of $1.7 million in 2003. In addition, the Company received contributions, net of distributions, from minority interest holders of $9.3 million in 2004, compared to $6.3 million of distributions, net of contributions in 2003. The increase in cash provided in 2004 is also attributable to the Company’s repurchases of common stock of $10.4 million in 2003, as compared to no such repurchases in the same period in 2004.

In June 2002, the Company obtained a $150.0 million revolving line of credit (the “Credit Facility”) arranged by Bank of America, N.A., as the administrative agent (the “Administrative Agent”), which replaced the Company’s previous $150.0 million revolving line of credit. The Company can obtain loans under the terms of the Credit Facility, which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin up to 0.75% depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate announced from time to time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.75% to 2.5%, depending upon the Company’s leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. In addition, the Company may not pay dividends, repurchase common shares, or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization. In September 2004, the Credit Facility was amended, primarily to permit certain stock transactions including the Company’s Modified Dutch Auction tender offer. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

The Company’s participation in derivative transactions has been limited to risk management purposes, and derivative instruments are not held for trading purposes. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company’s floating rate indebtedness in excess of $30.0 million (other than construction loans under which interest is capitalized in accordance with accounting principles generally accepted in the United States (“GAAP”)) ensuring the net interest on such excess is fixed, capped or hedged. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period ending March 24, 2003, with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The interest rate swap agreement expired on March 24, 2003, and the related weighted average receive rate was 1.37% for the three months ended March 31, 2003. Subsequent to the expiration of the interest rate swap agreement, the Company has entered into various short-term interest rate agreements to comply with the requirements of the Credit Facility. In September 2004, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million expiring December 24, 2004, under which the Company will receive payments if the 30-day LIBOR based interest rate exceeds 3%. The interest rate cap agreement has been designated an effective hedge, and, to the extent the hedging relationship remains effective, changes in fair value of the interest rate cap agreement will be recorded in other comprehensive income.

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

At September 30, 2004, the Company had no borrowings under the Credit Facility or the Discretionary Line. The covenants contained in the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. The Company’s unused borrowing capacity (taking into account letters of credit and borrowings outstanding and limitations from certain financial covenants) under the Credit Facility was $105.8 million at September 30,

2004. Since it takes longer for the Company to dispose of real estate investments in a weaker economy, the recent economic slow down could adversely impact the Company’s ability to comply with certain of the real estate-related financial covenants in the Company’s Credit Facility, which could negatively impact the Company’s borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company’s “EBITDA,” as defined in the Credit Facility agreement and calculated on a trailing four-quarter basis, a decline in the Company’s overall operations could adversely impact the Company’s ability to comply with these financial covenants and, in turn, the Company’s borrowing capacity.

At September 30, 2004, the Company was in compliance with all covenants of the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11.4 million and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as a hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. As of September 30, 2004, amounts recorded by the Company related to this interest rate cap agreement were not material.

As of September 30, 2004, the Company has various commitments that could impact its liquidity as summarized below (in millions):

	Total	Amount of Commitments by Time of Expiration
	Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$14.9	$14.9	$—	$—	$—
Debt repayment guarantees	5.3	3.9	1.2	0.2	—
Total commitments	$20.2	$18.8	$1.2	$0.2	$—

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

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believe,” “anticipate,” “forecast,” “will,” “may,” “expect,” “envision,” “project,” “budget,” “target,” “estimate,” “could,” “should,” “conceivable,” “intend,” “possible,” “foresee,” “look for,” “look to” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale, (iii) the ability of the Company to compete effectively in the international arena, (iv) the ability of the Company to retain its major customers and renew its contacts, (v) the ability of the Company to attract new user and investor customers, (vi) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company’s participation as a principal in real estate investments,  (vii) the Company’s ability to continue to pursue its growth strategy, (viii) the Company’s ability to pursue strategic acquisitions on favorable terms and manage challenges and issues commonly encountered as a result of those acquisitions,  (ix) the Company’s ability to compete in highly competitive national and local business lines, and (x) the Company’s ability to attract and retain qualified personnel in all areas of its business (particularly senior management). In addition, the Company’s ability to achieve certain anticipated results will be subject to other factors affecting the Company’s business that are beyond the Company’s control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and customers’ willingness to make real estate commitments), the effect of government regulation on the conduct of the Company’s business and the threat of terrorism and acts of war. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 1. Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

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

ITEM 6.   Exhibits

(a)           Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1(6)	First Amendment of Credit Agreement dated September 1, 2004, between the Company and Bank of America, N.A.
10.2	Form of Indemnification Agreement, with schedule of signatories
10.3(7)	Employment Agreement dated as of September 28, 2004, between the Company and Matthew S. Khourie
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1)                 Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997, and incorporated herein by reference.

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

(5)                 Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File Number 333-34859) filed with the Securities and Exchange Commission on October 23, 1997, and incorporated herein by reference.

(6)                 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2004, and incorporated herein by reference.

(7)                 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2004, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAMMELL CROW COMPANY
	By:	/s/ DEREK R. MCCLAIN
Derek R. McClain
Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)
Date: November 9, 2004

Exhibit Index

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1(6)	First Amendment of Credit Agreement dated September 1, 2004, between the Company and Bank of America, N.A.
10.2	Form of Indemnification Agreement, with schedule of signatories
10.3(7)	Employment Agreement dated as of September 28, 2004, between the Company and Matthew S. Khourie
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                 Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File Number 333-34859) filed with the Securities and Exchange Commission on September 3, 1997, and incorporated herein by reference.

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

(5)                 Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File Number 333-34859) filed with the Securities and Exchange Commission on October 23, 1997, and incorporated herein by reference.

(6)                 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2004, and incorporated herein by reference.

(7)                 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2004, and incorporated herein by reference.