Form 10-Q/A
period 2004-09-30
TRAMMELL CROW CO
filed 2004-11-19
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates in its entirety our Quarterly Report on Form 10-Q for the period ended September 30, 2004, as originally filed with the Securities and Exchange Commission on November 9, 2004.

The purpose of this amendment is to correct a clerical error in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues” on pages 29 and 30 of the original report that resulted in the deletion of four paragraphs that were intended to be included in the original report.  These paragraphs are included on pages 29 and 30 of this amendment.

There are no other changes to the information included in the original report.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

INDEX

		Page Number
PART I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2004 (unaudited) and the year ended December 31, 2003	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2004 and 2003 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II.	Other Information	37
Item 1.	Legal Proceedings	37
Item 6.	Exhibits	38

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

Revenue from project management services increased for the three and nine months ended September 30, 2004, from comparable periods in the prior year. The revenue growth was mainly the result of the expansion of services provided to existing customers (due to increases in customers’ portfolios, the scope of the Company’s services and transaction volumes). Also, the Company has added new customers.

Property management revenue decreased for the three and nine months ended September 30, 2004, from comparable periods in 2003. This decrease was partially the result of decreased occupancy levels and rents in buildings managed by the Company in certain markets, which drive this revenue and a reduction in square footage under management in 2004 as compared to 2003. The reduction in square footage primarily resulted from sales of buildings in the Company’s management portfolio to REITs or other investors that self-manage their properties, partially offset by additions to square footage from new business.

Brokerage revenue increased for the three and nine months ended September 30, 2004, from comparable 2003 periods. This increase was driven by a large increase in investment sales commissions, while project leasing commissions remained relatively flat. Favorable capital market fundamentals, including low interest rates, led to increased transaction volumes, which contributed to the improvement in investment sales commissions.

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
Date: November 19, 2004

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