Form 10-K
period 2004-12-31
TRAMMELL CROW CO
filed 2005-03-16
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2004, was $491,122,698, based on the closing price of the registrant’s common stock, $14.10 per share, reported on the New York Stock Exchange on June 30, 2004.

There were 35,729,345 shares of the registrant’s common stock outstanding as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

PART I

ITEM 1.     BUSINESS

Company Overview

Trammell Crow Company (the “Company”) is one of the largest diversified commercial real estate service companies in the world. The Company delivers a comprehensive range of services to leading multinational corporations, institutional investors and other users of real estate services. In the United States, the Company is a leading provider of commercial property and facilities management services, commercial property brokerage and transaction management services, commercial property development and construction services and project management services. In addition to its full service offices located throughout the United States, the Company has offices in Canada, Europe, Asia and Latin/South America focused on the delivery of real estate services to users of commercial real estate. The Company delivers brokerage services outside the United States through strategic alliances with leading providers—in Europe and Asia, through Savills plc (“Savills”), a leading property services company based in the United Kingdom; and in Canada, through JJ Barnicke, a leading Canadian real estate services provider. The Company, which is headquartered in Dallas, Texas, was founded in 1948 by Mr. Trammell Crow. From its founding through the 1980’s, the Company’s primary business was the development, ownership and management of industrial, office and retail projects. In 1991, the Company was reconstituted as a real estate services company. This reconstitution entailed the separation of the Company’s commercial real estate asset base and related operations from its real estate services business. The Company continued to operate the real estate services business while ownership of the commercial real estate asset base that existed in 1991 was segregated into a large number of separate entities distinct from the Company, with independent management and operations.

The Company delivers four core services—building management services, brokerage services, project management services and development services—to both user and investor clients. The Company’s business is organized under two separate national leadership structures. The Global Services Group includes substantially all of the building management services, brokerage services, and project management services delivered to both user and investor clients. Substantially all of the Company’s real estate development and investment activities are conducted through the Company’s Development and Investment Group. The Company’s revenues are generated primarily in the United States, with approximately 97%, 97% and 96% of its revenues derived from domestic operations in each of 2002, 2003 and 2004, respectively. Revenues derived from various foreign operations comprised approximately 3%, 3% and 4% of the Company’s total revenues in each of 2002, 2003 and 2004, respectively. Approximately 92%, 91% and 91% of the Company’s long-lived assets at December 31, 2002, 2003 and 2004, respectively, relate to the Company’s domestic operations, with the remaining portion of its long-lived assets relating to various foreign operations.

Within the Global Services segment, with approximately 6,000 full-time equivalent (“FTE”) employees, the Company provides services to user clients, including corporations, hospitals, universities and government agencies, that are typically the primary occupants of the commercial properties with respect to which services are performed, and investor clients that are not typically the primary occupants of the commercial properties with respect to which services are performed. The building management services provided to user clients consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations, healthcare systems and other users that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Brokerage services provided to user clients include corporate advisory services such as portfolio management and tenant representation. Project management services provided to user clients include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design, and workplace moves, adds, and changes. The building management services provided to investor clients include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to investor clients include project leasing and investment sales services whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space, and land. Project management services provided to investor clients include construction management services such as space planning and tenant finish coordination.

Within the Development and Investment segment, encompassing approximately 200 FTE employees, the Company provides development services to investor and user clients—both those pursuant to which the Company takes an ownership or co-investment position and those pursuant to which the Company provides development services for others on a fee basis. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project financing services. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for investor clients and fee development and build-to-suit projects for user clients, including those in healthcare. From time to time the Company pursues development and investment activities, including opportunistic property acquisitions and new development, for its own account or on a co-investment basis. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is positioned to pursue and execute new development business, particularly programmatic business with the Company’s large investor clients, and exploit niche market opportunities.

Long-Term Growth Strategy

The Company’s long-term growth strategy is centered around taking advantage of its strong brand name, its scale and geographic scope, its large existing client base, its comprehensive service offerings and, in particular, its development capabilities, which differentiate it among commercial real estate companies, to grow with both user and investor clients, primarily in North America. The key components of this overall growth strategy are:

Focus on Large Markets and Large Clients.   The Company is focused on operating in large markets and believes that this focus will allow the Company to achieve the critical mass that fuels growth with large clients. The Company believes that expanding its presence in these markets will create key hubs of growth, enabling the Company to more easily shift resources as needed, establish brand dominance and recruit top talent. The Company intends to maintain its focus on large clients, which have historically fueled much of the Company’s revenue growth. The Company believes this focus on large clients will also benefit the Company as the trend continues for both investors and users of space to consolidate their requirements with a smaller number of service providers. While the Company has and will continue to focus on large markets as noted, it does have and will continue to have a presence in a number of small and mid-sized markets. This presence allows the Company to serve large clients with needs in these markets and to be opportunistic relative to locally generated requirements.

Provide Consistent Quality Service.   The Company is focused on providing uniform product quality and service delivery across all markets in which it is active. The Company is also focused on continually improving its back office infrastructure capabilities including information technology, accounting, and human resources in support of both internal and client activity. The Company has aimed substantial resources at these areas in recent years and has reorganized each to make it more effective. The Company believes that the sector in which it competes consistently has been weak in these areas and that clients are eager for service providers to demonstrate improved capabilities. While the sector in general is now improving, the Company believes its efforts in this regard should create a competitive advantage, particularly with large clients, which in turn should create growth opportunities.

Expand Brokerage Network.   The Company has committed significant resources to expand its brokerage network and to continue development of a highly competitive brokerage business. As part of its strategy to build stronger brokerage teams in major markets, with appropriate coverage in secondary markets, the Company has added brokers throughout its network in the U.S. The Company employed 570 FTE brokers at December 31, 2004, in addition to 54 transaction managers who provide services to national user clients, an increase from 526 FTE brokers and 46 transaction managers at December 31, 2003. Also contributing to this initiative, the Company maintains a cross-border, strategic brokerage alliance with JJ Barnicke in Canada. In addition, the Company continues its strategic alliance with Savills, which has brokerage capability throughout Europe, Asia-Pacific and Australia, to provide the Company with a delivery platform to meet the needs of its clients in these regions.

Capitalize on Outsourcing Opportunity.   The commercial real estate-related outsourcing business remains a significant growth opportunity well suited to the Company’s full service capabilities. As an outsourcing industry leader, the Company will continue to focus its resources, primarily in the U.S. and, to a lesser degree, in Europe, on adding new clients and growing its substantial relationships with existing outsourcing clients.

Focus on Development Opportunities.   With a national organization comprised of professionals dedicated fully to development and investment activities, the Company pursues and executes new development business, with initiatives focused on programmatic business with the Company’s large investor clients and, increasingly, build-to-suit projects for user clients, including those in healthcare. The healthcare industry in particular has been less cyclical than the overall economy through the latest downturn in 2001, 2002 and 2003, and the Company has increased its focus in this industry. In addition, from time to time the Company pursues opportunistic property acquisitions or new development with its capital partners or for its own account. The Company has also increased its focus on acquisitions (including those acquisitions where opportunities exist for redevelopment, re-leasing or other areas where the Company can use its expertise to add value) and expects that this activity will increase in the future. The Company has also expanded its activities to include development of mixed-use facilities with a residential component. The Company has assigned national functional experts to these initiatives. In 2004, starts and investments related to these initiatives and programs accounted for approximately 36% of total 2004 starts and investments, based on aggregate budgeted project costs (an increase in project costs of 48% from 2003).

Global Services Segment

The Company provides services to both user and investor clients through its Global Services segment. Global Services segment revenues were $710.8 million in 2004. Revenues generated from the Global Services segment were $685.6 million, $676.5 million, $656.9 million and $649.6 million in 2000, 2001, 2002 and 2003, respectively. At December 31, 2002, 2003 and 2004, total assets attributable to the Global Services segment were $253.0 million, $296.9 million and $319.5 million, respectively. Other financial information about the Global Services segment is contained in “Item 8. Financial Statements and Supplementary Data, Note 22.”

User Services

The Company provides outsourcing services, including facilities management services, corporate advisory services and project management services, to user clients. As of December 31, 2004, the Company utilized approximately 3,200 FTE employees to provide services to approximately 24,000 properties for its outsourcing clients. The goal of the Company’s user services business is to align the facilities and support services of its clients with their operational and strategic business objectives. Occupancy-related costs frequently represent the second largest corporate expense item (after compensation and benefits), and the Company believes that organizations are increasingly outsourcing their facility or real estate-related functions to reduce costs, improve profitability and refocus management and other resources on core competencies. The Company has developed expertise in providing real estate outsourcing services to clients in the financial services, healthcare, automotive, oil and gas and technology/communications industries. The Company believes that its expertise in servicing clients within these industries creates additional growth opportunities.

The Company administers outsourcing services using a centralized administrative, marketing and leadership organization combined with client-based delivery systems. The Company offers the following outsourcing service delivery options: (i) dedicated Company employees located at a client site; (ii) a team of Company employees dedicated to a client but located at Company offices; and (iii) a flexible, nationwide network of Company personnel providing the full menu of the Company’s real estate services from the Company’s local offices. Most of the Company’s outsourcing engagements provide for on-site presence of Company employees, which the Company believes enhances client communication, provides focused personal service, enhances the protection of the client’s proprietary information and enables the Company to monitor client satisfaction on an ongoing basis.

The Company seeks to enter into multi-year, full-service outsourcing contracts with its clients. Most contracts are structured so the Company receives a monthly base fee and, in some cases, annual incentives if certain agreed-upon performance targets are satisfied. Most contracts also provide for the reimbursement of client-dedicated personnel costs and associated overhead expenses. In many cases, these revenue sources are augmented by variable revenues from transaction services and project management services. The Company believes that significant growth opportunities exist within its existing client base.

The five largest clients for the Company’s outsourcing services business, measured in 2004 revenues from such clients, collectively represented 23% of the Company’s total revenues in 2004.

In addition to the services described below, the Company also offers strategic services, such as consulting, development, properties portfolio management and real estate asset management.

Facilities Management Services

Facilities management services includes the day-to-day maintenance and repair of facilities, office services (such as security, reprographics, mail, cafeteria, shipping and receiving, and reception services) and call center services (including work-order, dispatch, vendor management and emergency response). As of December 31, 2004, the Company managed approximately 171.7 million square feet for its outsourcing clients. Revenues from facilities management services were $211.1 million in 2004 (27.1% of 2004 revenues), up from $151.5 million in 2000. The growth in revenues is due to the addition of new clients and the expansion of services provided to existing clients.

Corporate Advisory Services

Corporate advisory services include tenant representation and other transaction services such as acquisitions, dispositions, lease administration and lease audits. The Company seeks to manage a client’s entire firm-wide property acquisition and divestiture program, but provides services to many clients on a transaction-by-transaction basis. Revenues from corporate advisory services were $143.3 million in 2004 (18.4% of 2004 revenues), as compared to $143.5 million in 2000. In 2001 and 2002, the Company experienced decreases in corporate advisory revenues because the downturn in the economy had a negative impact on the timing and amount of tenant representation and other corporate advisory services revenues earned by the Company. However, the Company’s corporate advisory services business began to recover in 2003 and, by 2004, had returned to the peak levels achieved in 2000. In 2004, corporate advisory services revenues increased 16.2% over 2003 revenues. A substantial portion of this growth was driven by an increase in the number of tenant representation brokers as part of the Company’s focus on expanding its brokerage network. In addition, growth stemmed from a focus on larger transactions and expansion of services provided to existing clients. See “Brokerage Services” for additional information regarding the Company’s brokerage network.

Project Management Services

Project management services include facility planning and management of projects involving construction, space planning, site consolidations, facilities design, workspace moves, adds and changes, and furniture, signage and cabling requirements. Revenues from project management services were $91.6 million in 2004 (11.8% of 2004 revenues), up from $53.4 million in 2000. Although the downturn in the economy in 2001, 2002 and 2003 had a negative impact on user clients’ project spending, and hence on the timing and amount of project management revenues earned by the Company, revenues have increased since 2001 because the Company has been successful in winning new business and expanding services with existing clients.

Investor Services

The Company provides property management, brokerage, and construction management services to investors in commercial properties.

Property Management Services

As of December 31, 2004, the Company managed approximately 221.2 million square feet of commercial properties (excluding facilities occupied by user clients) and served approximately 550 clients and 12,000 tenants nationwide through its locally-based property management teams. The Company managed 312.7 million, 291.7 million, 261.1 million and 247.7 million square feet of commercial property at the end of 2000, 2001, 2002 and 2003, respectively. Revenues in 2004 from property management services were $137.2 million (17.6% of 2004 revenues), down from $165.1 million in 2000. Property management revenues were adversely impacted by the downturn in the economy during 2001, 2002 and 2003, which has resulted in decreases in occupancy levels and rents (which are drivers of these revenues). Revenues also decreased due to decreases in square footage under management due to sales of buildings in the Company’s management portfolio to REITs or other investors that self-manage their properties or use other service providers. Other square footage decreases resulted from clients taking services back in-house or to other service providers. The decrease in revenues is also the result of the Company’s sale of portions of the businesses acquired in 1998 from Faison & Associates and Faison Enterprises, Inc. (“Faison”) back to Faison in 2002 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The Company has also exited from certain less profitable property management business and has increased its focus on adding office product to its management portfolio, which typically generates higher margins.

The objective of the Company’s property management business is to enhance its clients’ investment values by maintaining high levels of occupancy and lowering property operating costs by offering a wide range of property management services. The property management services offered by the Company consist of (i) building management services such as maintenance, landscaping, security, energy management, owner’s insurance, life safety and capital repairs (many of which may be subcontracted by the Company to third-party providers); (ii) tenant relations services such as promotional activities, processing tenant work orders and lease administration services; (iii) coordinating tenant finish; and (iv) related financial management services including accounting, financial reporting and analysis.

The Company expects that a significant portion of its new property management engagements will result from (i) contract wins resulting from clients’ consolidation of service providers; (ii) property transfers; and (iii) projects that the Company develops for investor clients. The Company focuses on expanding relationships with certain of its investor clients to obtain longer-term management contracts and to provide single-source solutions for their multi-market and multi-functional requirements.

The properties managed by the Company are typically served by locally-based teams of property managers and maintenance personnel supported by various corporate level service functions, including technology support, accounting and purchasing. Large client accounts are typically managed by National Account teams to ensure consistency of quality and to ensure that all client real estate service requirements are appropriately addressed.

The Company typically receives monthly management fees for the property management services it provides, based upon a specified percentage of the monthly rental income or rental receipts generated from the property under management. In certain cases, the Company’s property management agreements entitle it to receive the greater of a minimum agreed-upon base fee or a fee based upon monthly rental income or rental receipts as described above. The amount of the management fee varies depending upon local market conditions, product type and rents, the leasing engagement, arrangements for expense reimbursements and specific services required. Incentive fees are sometimes negotiated in turnaround or other unusual circumstances. The Company also may be reimbursed for a portion of its administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to the properties under management.

A typical property management agreement of the Company provides for an indefinite term, but permits the property owner or the Company to terminate the agreement without cause upon 30 days prior written notice. The Company believes that these are customary termination provisions in the industry. From time to time the Company loses assignments, most frequently in circumstances where a property has been sold and the new property owner assumes direct responsibility for managing the property or retains one of the Company’s competitors to manage the property.

Brokerage Services

Brokerage services are primarily comprised of project leasing (leasing space in real estate owned by investor clients) and investment sales (representing clients buying or selling land or income-producing real estate). While, particularly in larger markets, some of the Company’s brokers may specialize in specific types of transaction services (including tenant representation activities, which are included in corporate advisory services), in many cases a broker may facilitate some combination of project leasing, investment sales and tenant representation transactions.

Revenues from investor brokerage services have decreased from $145.8 million in 2000 to $114.5 million in 2004 (14.7% of 2004 revenues), but increased 19.8% from 2003 to 2004. A substantial portion of the decrease in revenues from 2000 to 2004 is due to a reduction in the volume of leasing transactions due to reluctance on the part of clients and others to make new real estate commitments due to the downturn in the economy during 2001, 2002 and 2003, and a reduction in the inventory of projects developed by the Company and available for lease as a result of the decline in project starts in 2002 and 2003. In addition, the economic downturn caused a decrease in rental rates, which are another driver of these revenues. The Company employed 574, 515, 501, 526 and 570 total brokers (including tenant representation brokers facilitating transactions for user clients) at the end of 2000, 2001, 2002, 2003 and 2004, respectively.

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

Project leasing revenues are derived from the turnover of tenants and leasing of new space in the Company’s property management and leasing portfolios of approximately 329.2 million square feet at December 31, 2004. As space “rolls” each year, the Company has the opportunity to earn a commission paid by the owner of the property for renewing the existing tenant’s lease or releasing the space to a new tenant. In addition, the Company earns commissions for leasing of first generation space in certain projects developed by the Company. Investment sales revenues generally increase in economic upswings as available capital drives the trading of income-producing properties and demand for additional space drives the purchase of land for new development. Investment sales revenues generally decline in economic downturns as capital resources are more cautious in purchasing income-producing properties and demand for new space slackens. This decline was mitigated in the most recent downturn by historically low interest rates, which have allowed real estate investments to remain attractive opportunities as compared to other investment classes. In recent years, the Company’s brokerage services business was adversely impacted by the weakness of the economy as a whole. The downturn in the economy during 2001, 2002 and 2003 negatively impacted the timing and amount of project leasing revenues and to a lesser extent, investment sales revenues earned by the Company, with total brokerage revenue decreasing $31.3 million from its peak in 2000. The Company’s 19.8% increase in brokerage revenue in 2004 from the amount reported in 2003 reflects clients’ increased confidence in the economic recovery and favorable capital markets fundamentals.

The Company regards its brokerage force as an important tool in marketing the broad array of services the Company provides to its client base. The Company’s large network of experienced brokers is a valuable asset when seeking new facilities and property management, project management and development services business. The sheer number of transactions in which its brokers are involved can be a source of information from which the Company can seek to identify business opportunities in specific local or regional markets.

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

The Company believes that the quality brand identification of its name, its large client base, the full range of services it offers clients, the overall breadth and scope of the Company’s real estate activities and the Company’s incentive-based compensation system create an environment conducive to attracting experienced and capable brokerage professionals.

Construction Management

Construction management services primarily include space planning and tenant finish coordination for investor clients, typically in conjunction with property management and leasing assignments. These fees are typically based on a percentage of project construction costs. In 2004, construction management revenues were $11.2 million (1.4% of 2004 revenues) as compared to $22.7 million in 2000. This decrease in construction management revenues was driven by the Company’s disposition of several construction businesses in 2001 and 2002, in addition to general decreases in leasing activity.

Development and Investment

Revenues in the Company’s Development and Investment segment primarily consist of development and construction fees (including incentive fees) and gain on disposition of real estate. In addition, segment income is generated from investments in unconsolidated subsidiaries and from the operation and/or disposition of real estate classified as “discontinued operations.” The impact of Development and Investment project sales accounted for as income from unconsolidated subsidiaries or as income from discontinued operations is a regular part of, and can contribute significantly to, Development and Investment results in any given period.

The Company’s network of development talent, access to capital and local market knowledge (attained in part through brokers and other employees in the Global Services segment) give it the capability to generate and implement a significant volume of real estate development and investment activity. The Company undertakes this activity on behalf of its clients, in partnership with its clients (through co-investment) or, from time to time, for its own account.

Historically, the Company primarily focused its commercial real estate development business on office, industrial and retail projects for investor clients. Increasingly, however, the Company has focused on development for user clients, including corporations and those in the healthcare sector. By expanding its focus on development for user clients, particularly those in the healthcare sector, the Company seeks to mitigate the cyclicality traditionally inherent in the commercial development business. In addition, through High Street Residential, a wholly-owned subsidiary of the Company, the Company has expanded its focus to include development of mixed-use facilities with a residential component, including condominium development and transit-oriented development. The Company is also directing its efforts toward acquisitions, including those acquisitions where opportunities exist to add value through redevelopment or re-leasing.

In 2004, income before income taxes from development and investment activities was $24.8 million. Income before income taxes generated from the Development and Investment segment for 2000, 2001, 2002 and 2003 was $40.4 million, $8.3 million, $15.3 million and $8.2 million, respectively. At December 31, 2002, 2003 and 2004, total assets attributable to the Development and Investment segment were $369.1 million, $333.2 million and $429.5 million, respectively. Other financial information about the Development and Investment segment is contained in “Item 8. Financial Statements and Supplementary Data, Note 22.”

From January 1, 2000 through December 31, 2004, the Company acquired and/or commenced development of approximately 42.7 million square feet of projects with aggregate budgeted project costs of approximately $4.6 billion. Acquisitions (including projects acquired for redevelopment or re-leasing purposes) are included in these statistics.

The Company provides its clients with services that are vital in all stages of the development and construction process, including: (i) evaluating project feasibility, budgeting, scheduling and cash flow analysis; (ii) site identification, due diligence and acquisition; (iii) procurement of approvals and permits, including zoning and other entitlements; (iv) coordination of project design and engineering; (v) construction bidding and management and tenant finish coordination; (vi) project close-out and tenant move coordination; and (vii) project finance advisory services.

The Company typically receives a fee for its development services that is based on a negotiated percentage of a project’s budgeted construction and development cost. Incentive bonuses may be received for completing a project under budget and within certain critical time deadlines. The Company also seeks to negotiate other incentive compensation arrangements that allow the Company to participate in the investment returns on projects it develops for its clients. The Company may make a co-investment with its clients, receive its pro rata return on its investment in the project and also receive an incentive participation in the project because of the Company’s role in sourcing the development project and/or creating value through executing a variety of services in the development process. The Company’s co-investments in real estate projects typically result in an upside economic interest substantially greater than the co-investment percentage.

To facilitate the Company’s pursuit of development and acquisitions/re-development opportunities that the Company believes have attractive risk/reward profiles yet may not be suitable for its investor clients, from 1996 through 2004, the Company established a series of five discretionary development and investment funds (Trammell Crow Investment Funds I through V), which through December 31, 2004, had received aggregate funding commitments of $154.2 million, consisting of $98.3 million from unrelated parties, $10.9 million from current or former employees of the Company and $45.0 million from the Company. Of the total funding commitments, $104.1 million had been invested through December 31, 2004, in projects with an aggregate project cost of approximately $855.8 million. Of those projects, projects with total costs of $435.5 million had been sold through December 31, 2004.

During 2004, the Company established an industrial development program with ING Clarion. The Company co-invests in the program, which is targeting up to $500 million of product with a focus on the development, aggregation and sale of new bulk warehouse distribution centers in major markets throughout the United States. The program is structured as a joint venture with the Company sourcing projects and providing development services for projects initiated by the program and ING Clarion providing the credit support to the underlying projects. None of the debt related to the projects is recourse to the Company. Since its inception, the program has secured land to develop projects with aggregate budgeted project costs of approximately $160.0 million.

The Company’s intent is to explore new programmatic opportunities instead of concentrating on stand-alone real estate transactions. Specifically, the Company is working towards establishing a medical office building fund with a major pension fund to develop, acquire and own medical office buildings. The Company will continue to consider other product types for future programs.

The commercial real estate development business is cyclical and is driven by a variety of economic conditions. New development activity and activity associated with harvesting in-process projects slowed considerably from 2001 through 2003 in response to the downturn in the general economy and its impact on real estate market fundamentals (primarily rental and occupancy rates). The reduced activity levels from 2001 through 2003 led directly to the reduced revenue and earnings from peak levels in 2000 for the Development and Investment segment in those years. During 2004, the pace of the Company’s development activity picked up significantly, as measured by the volume of development starts and acquisitions of properties with redevelopment potential.

Competition

The Company competes in several market segments within the commercial real estate industry, each of which is highly competitive on a national and a local level. The Company faces competition from other real estate services providers, consulting firms, in-house corporate real estate departments and developers. Some of the Company’s principal competitors in certain of these segments have capabilities and financial resources equal to or greater than those of the Company and a more substantial global presence. Many of the Company’s competitors are local or regional firms, which are smaller than the Company on an overall basis, but may be substantially larger than the Company in a particular local or regional market. While the Company does not believe that any of its competitors are dominant in the business lines in which the Company operates, the providers of real estate services that compete with the Company on a national level include Jones Lang LaSalle Incorporated, CB Richard Ellis, Cushman & Wakefield, Inc., Grubb & Ellis and national, regional and local developers. The Company has faced increased competition in recent years, which has, in some cases, resulted in lower service fees, or compensation arrangements more closely aligned with the Company’s performance in rendering services to its clients. In recent years, there has been a significant increase in real estate ownership by REITs, many of which self-manage most of their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third-party service providers, decrease the demand for the Company’s services and thereby significantly increase its competition. In general, the Company expects the industry to remain very competitive in the future. There can be no assurance that such competition will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Employees

As of March 1, 2005, the Company had approximately 6,300 employees. Management believes its relations with employees are good. Employees of the Company at certain properties located in Reno, Nevada, New York, New York and Naperville, Illinois are currently represented by a labor union. The unions represented at the respective locations are: Southern California—Nevada Regional Council of Carpenters, Local #971; and Laborers’ International Union of North America-AFL-CIO Local No. 169 (Reno, Nevada); International Union of Operating Engineers Local Union #94-94A-94B AFL-CIO (New York, New York); and International Union of Operating Engineers Local No. 399 (Naperville, Illinois).

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

Trademarks

The trade name “Trammell Crow” is material to the Company’s business. The Company is party to a license agreement with respect to such trade name (the “License Agreement”) with CF98, L.P., (“CF98”), an affiliate of Crow Realty Investors, L.P. d/b/a Crow Holdings (“Crow Holdings”), which is wholly-owned by certain descendants and affiliates of Mr. Trammell Crow. See “Risk Factors—Trade Name License” for additional information.

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

Trade Name License.   The Company has entered into a License Agreement with an affiliate of Crow Holdings that allows the Company to use the name “Trammell Crow” perpetually throughout the world in any business except the residential real estate business, although the Company can use this name in serving certain mixed-use properties or in providing investment sales brokerage services to buyers and sellers of multi-family residential facilities. This license can be revoked if the Company fails to maintain certain quality standards or infringes upon certain of the licensor’s intellectual property rights. If the Company loses the right to use the Trammell Crow name, the Company’s business could suffer significantly.

The License Agreement permits certain existing uses of the name “Trammell Crow” by affiliates of Crow Holdings. The use of the Trammell Crow name or other similar names by third parties may create confusion or reduce the value associated with the Trammell Crow name.

Real Estate Investment and Co-investment Activities.   Selective investment in real estate projects is an important part of the Company’s strategy and there is an inherent risk of loss of the Company’s investment. As of December 31, 2004, the Company had 46 consolidated real estate projects with invested equity of $26.9 million and $27.5 million of notes payable on real estate that are recourse to the Company (beyond being recourse to the single-purpose entity that holds the real estate asset and is the obligor on the note payable). The estimated aggregate project cost of these consolidated real estate projects is $516.9 million. In addition, at December 31, 2004, the Company was involved as a principal (in most cases, co-investing with one of its clients) in 33 unconsolidated real estate subsidiaries in which the Company had invested $39.8 million and had guaranteed notes payable of these unconsolidated subsidiaries of $15.4 million.

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

The commercial real estate market is cyclical and depends on the perceptions of real estate investors as to general economic conditions. Because the Company’s investment strategy typically entails making relatively modest investments alongside its investor clients, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. While the Company believes ample supply of investment capital for real estate currently exists, changes in market perceptions or other economic factors may lead to decreased availability of such capital, which could adversely impact the Company’s development and investment strategy. Furthermore, in real estate down-cycles, economic conditions may make certain development project pursuits less viable, and the Company may decide not to continue pursuing such projects. Consequently, the Company’s financial results in down cycles may be (and have been) adversely impacted by increased write-offs of pursuit costs that have been capitalized in connection with potential development projects that the Company has determined not to pursue.

Building occupancies and rental rates typically decline in an economic downturn. Therefore, it may take longer for the Company to dispose of real estate investments or the selling prices may be lower than originally anticipated. As a result, the carrying value of the Company’s real estate investments may become impaired and the Company could record losses as a result of such impairment.

Recruiting and Retention of Qualified Personnel.   The Company’s continued success is highly dependent upon the efforts of its executive officers and key employees. If any of the Company’s key employees leave, its business may suffer. The growth of the Company’s business is also largely dependent upon its ability to attract and retain qualified personnel in all areas of its business, including management. If the Company is unable to attract and retain such qualified personnel, it may be forced to limit its growth, and its business and operating results could suffer. Organizational changes within the Company could impact its ability to retain personnel.

Reliance on Major Clients and Contract Retention.   A relatively small number of the Company’s clients generate a significant portion of its revenues. The Company’s ten largest clients accounted for approximately 31% of its total revenues in 2004, including one client (Bank of America Technology and Operations, Inc., which receives services primarily from the Company’s Global Services segment) that accounted for 12% of the Company’s total revenues. The loss of one or more of its major clients could have a material adverse effect on the Company’s business.

In 2004, revenue from property management and from user clients with whom the Company has outsourcing contracts constituted approximately 18% and 45%, respectively, of the Company’s total revenues. The Company’s property management contracts can generally be cancelled upon 30 days notice by either party, and its outsourcing services contracts are typically for multi-year terms with options to renew. Accordingly, contracts representing a significant percentage of the Company’s revenues are terminable on short notice or may be scheduled to expire in any one year. The Company has been successful in retaining and renewing a significant portion of its contracts but may not be able to do so in the future. Moreover, increased competition may force the Company to renew such contracts on less favorable terms.

Long-Term Growth.   The Company will continue to focus on additions to its base business that should be less impacted by economic down cycles over time and are expected to create long-term growth. The Company’s historical growth and any significant future growth will continue to place demands on the Company’s resources. The Company’s future success and profitability will depend, in part, on its ability to enhance its management and operating systems, manage and adapt to rapid changes in technology, obtain financing for capital expenditures or strategic acquisitions and retain employees and clients through periods of internal changes. The Company may not be able to successfully manage any significant expansion or obtain adequate financing for such expansion on favorable terms, if at all. In addition, the Company is impacted by cycles in the general economy and the commercial real estate industry and, as a result, its growth strategy is directly impacted by those economic cycles.

Business Acquisitions.   The Company may pursue strategic acquisitions in the future. However, the Company may not be able to acquire businesses on favorable terms, and may have to use a substantial portion of its capital resources for any such acquisitions. Challenges and issues commonly encountered in strategic acquisitions include:

•       diversion of management’s attention to assimilating the acquired business;

•       maintaining employment relationships with the Company’s employees and employees of an acquired business;

•       adverse short-term effects on operating results;

•       integrating financial and other administrative systems;

•       amortization or impairment of any acquired intangible assets; and

•       maintaining uniform standards, controls, procedures and policies.

In addition, the acquired businesses’ clients could cease to do business with the Company. Potential conflicts between the Company’s clients and those of an acquired business could threaten its business relationships. If the Company is not able to manage these risks, its business could suffer significantly.

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

•       nationalization and expropriation; and

•       acts of terror, war and civil disturbances.

Fluctuations in Quarterly Operating Results.   In recent years, the Company’s revenues have been lower in each of the first three quarters than in the fourth quarter because its clients tend to close transactions toward the end of their fiscal years (typically the calendar year). This causes the Company to earn a significant portion of its revenues under transaction-oriented service contracts or real estate transactions in the fourth quarter.

In addition, a growing portion of the Company’s outsourcing contracts provide for bonus payments upon achieving certain performance targets. These incentive payments are generally earned in the fourth quarter. Furthermore, revenues can be influenced by the timing of significant individual transactions. The Company plans its capital and operating expenditures based on its expectations of future revenues. If revenues are below expectations in any given quarter, the Company may be unable to adjust expenditures to compensate for any unexpected revenue shortfall. The Company’s business could suffer as a consequence.

Competition.   The Company competes in several market segments within the commercial real estate industry, each of which is highly competitive on an international, national and local level. The Company faces competition from other real estate services providers, consulting firms, in-house corporate real estate departments and developers. The adverse consequences of intense competition may include loss of clients and downward pressure on pricing. In recent years, there has been a significant increase in real estate ownership by REITs, many of which self-manage most of their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third party service providers, decrease the demand for the Company’s services and thereby significantly increase its competition.

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

Anti-takeover Considerations.   Certain provisions of the Company’s certificate of incorporation, bylaws and certain provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for its common stock. These provisions include:

•       Staggered Board of Directors.   The Company’s Board of Directors is divided into three classes serving terms currently expiring in 2005, 2006 and 2007. Because the Company’s Board of Directors is divided into classes, members of its Board of Directors may only be removed from office prior to the expiration of their terms if such removal is for “cause.” Therefore, the staggered terms of directors may limit the ability of holders of common stock to complete a change of control.

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

ITEM 2.                PROPERTIES

The Company’s executive offices are located at 2001 Ross Avenue, 3400 Trammell Crow Center, Dallas, Texas 75201 and consist of approximately 46,898 square feet of leased office space. The Company’s telephone number at such address is (214) 863-3000. The Company’s lease at its executive offices expires on December 31, 2009.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “TCC.” At March 1, 2005, 35,729,345 shares were held by approximately 2,151 stockholders of record. The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Transaction Tape on a quarterly basis for the last two fiscal years.

	High	Low
2003:
First Quarter	$9.67	$7.75
Second Quarter	$10.68	$7.75
Third Quarter	$13.05	$10.50
Fourth Quarter	$14.15	$11.30
2004:
First Quarter	$14.52	$13.25
Second Quarter	$14.30	$12.25
Third Quarter	$16.20	$12.51
Fourth Quarter	$18.51	$14.86

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

In March 2005, the Company announced that its Board of Directors has authorized the purchase of up to $20 million of its common stock from time to time in open market purchases or in privately negotiated transactions. The repurchase of shares is intended to offset dilution resulting from equity incentive awards made under the Company’s stock plans. The Company’s intent with respect to its stock repurchase programs is to reserve the repurchased shares for issuance in connection with the Company’s employee stock purchase plan and option exercises or restricted stock grants under the Company’s long-term incentive plan and other equity-based incentive plans, as well as for other corporate purposes.

Purchases under the Company’s stock repurchase programs in the fourth quarter of 2004 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2004—October 31, 2004	2,354,437	(1)	$15.75	2,354,437	—
November 1, 2004—November 30, 2004	—		—	—	—
December 1, 2004—December 31, 2004	—		—	—	—
Total	2,354,437		$15.75	2,354,437	—

(1)          On September 1, 2004, the Company commenced a Modified Dutch Auction tender offer to purchase up to 4,444,444 shares of its common stock at a purchase price not greater than $15.75 nor less than $13.50 per share. The offer expired on October 1, 2004, and these shares were purchased pursuant to that offer.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is set forth under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, have been audited by Ernst & Young LLP, independent registered public accounting firm, whose report thereon appears elsewhere herein.

The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto contained elsewhere in this report.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the three quarterly periods ended March 31, June 30 and September 30, 2004 and the years ended December 31, 2003 and 2002, have been reclassified to conform to the presentation for the quarter ended December 31, 2004. As a result, certain balances differ from the amounts reported in previously filed documents. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income from Discontinued Operations, Net of Income Taxes,” for additional information.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except share and per share data)
Statement of Operations Data:
REVENUES:
User Services:
Facilities management	$151,515	$201,573	$233,756	$208,936	$211,062
Corporate advisory services	143,536	115,599	108,414	123,335	143,266
Project management services	53,430	52,973	58,134	65,500	91,599
	348,481	370,145	400,304	397,771	445,927
Investor Services:
Property management	165,081	174,279	147,613	143,727	137,193
Brokerage	145,761	115,463	95,657	95,593	114,478
Construction management	22,672	13,082	10,006	10,736	11,187
	333,514	302,824	253,276	250,056	262,858
Development and construction	90,528	76,630	55,112	44,299	40,846
	772,523	749,599	708,692	692,126	749,631
Gain on disposition of real estate	47,119	28,456	24,218	13,420	28,795
	819,642	778,055	732,910	705,546	778,426
COSTS AND EXPENSES:
Salaries, wages and benefits	437,891	477,628	472,810	452,195	493,438
Commissions	119,702	94,655	87,396	98,957	120,357
General and administrative	128,448	138,308	133,741	117,163	128,968
Depreciation	12,544	15,811	15,236	14,787	10,119
Amortization	9,335	8,164	2,579	1,991	1,395
Interest	16,947	15,057	10,219	6,088	4,573
Writedowns due to impairment of goodwill, intangibles and investments	40,347	31,968	—	—	—
Change in fair value of interest rate swap agreement	—	4,809	—	—	—
Restructuring charges	—	10,952	—	—	—
	765,214	797,352	721,981	691,181	758,850
Operating income (loss)	54,428	(19,297)	10,929	14,365	19,576
Interest and other income	1,738	1,596	1,186	2,283	2,808
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	56,166	(17,701)	12,115	16,648	22,384
Income tax (expense) benefit	(22,492)	5,893	(5,400)	(6,751)	(8,501)
Minority interest, net of income taxes	(2,567)	880	1,619	1,231	(3,006)
Income from investments in unconsolidated subsidiaries, net of income taxes	4,347	5,717	4,961	9,839	10,971
Income (loss) from continuing operations	35,454	(5,211)	13,295	20,967	21,848
Income from discontinued operations, net of income taxes(1)	—	—	3,358	73	17,271
Net income (loss)	$35,454	$(5,211)	$16,653	$21,040	$39,119
Income (loss) per share from continuing operations:
Basic	$1.02	$(0.15)	$0.38	$0.59	$0.62
Diluted(2)	$0.98	$(0.15)	$0.36	$0.57	$0.59
Income per share from discontinued operations, net of income taxes:
Basic	$—	$—	$0.09	$—	$0.50
Diluted	$—	$—	$0.09	$—	$0.46

Statement of Operations Data: (Continued)
Earnings (loss) per share:
Basic	$1.02	$(0.15)	$0.47	$0.59	$1.12
Diluted(2)	$0.98	$(0.15)	$0.45	$0.57	$1.05
Weighted average common shares outstanding:
Basic	34,851,738	35,356,710	35,741,754	35,572,493	35,064,453
Diluted(2)	36,147,744	35,356,710	36,797,012	36,780,515	37,239,801
Other Data:
Calculation of EBITDA(3) and EBITDA, as adjusted(4):
Net income (loss)	$35,454	$(5,211)	$16,653	$21,040	$39,119
Income tax expense (benefit)(5)	23,681	(926)	13,391	14,350	23,954
Depreciation(6)	12,544	15,811	15,236	15,001	10,209
Amortization(7)	9,335	8,164	2,593	1,995	1,395
Interest expense(8)	16,947	15,057	10,346	7,369	4,830
EBITDA(3)	97,961	32,895	58,219	59,755	79,507
Writedowns due to impairment of goodwill, intangibles, and investments	40,347	31,968	—	—	—
Minority interest related to goodwill writedown, before income taxes	—	(2,346)	—	—	—
Change in fair value of interest rate swap agreement	—	4,809	—	—	—
Restructuring charges	—	10,952	—	—	—
EBITDA, as adjusted(4)	$138,308	$78,278	$58,219	$59,755	$79,507
Net cash provided by operating activities	$40,631	$28,826	$71,863	$48,810	$91,746
Net cash provided by (used in) investing activities	(45,489)	(7,862)	4,697	3,861	(34,410)
Net cash provided by (used in) financing activities	12,967	(38,542)	(36,614)	(25,060)	685
Balance Sheet Data:
Cash and cash equivalents	$55,637	$38,059	$78,005	$105,616	$163,637
Total assets	722,015	692,262	622,066	630,126	748,950
Long-term debt (excluding notes payable on real estate) and capital lease obligations	88,242	62,013	22,717	13,106	377
Notes payable on real estate(9)	148,098	158,226	113,807	103,266	149,704
Total liabilities	391,274	377,565	273,841	273,601	363,244
Minority interest	39,782	28,574	39,871	28,896	44,756
Stockholders’ equity	290,959	286,123	308,354	327,629	340,950

(1)    Income from discontinued operations includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to January 1, 2002, in which the Company retained or expects to retain no continuing involvement, determined in accordance with FAS 144. Dispositions of real estate assets have been and will continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144.

(2)    The weighted average shares outstanding used to calculate diluted earnings per share for 2001 excludes the dilutive effect of options, as their inclusion would have been anti-dilutive.

(3)    EBITDA represents earnings before interest, income taxes, depreciation and amortization. Management believes that EBITDA is a meaningful measure of the Company’s operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net earnings (determined in accordance with United States generally accepted accounting principles (“GAAP”)); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. Management also believes that EBITDA is sometimes useful to compare the operating results of companies within an industry due to the fact that it eliminates the effects of certain financing and accounting decisions. The Company’s calculation of EBITDA may differ from similarly titled items reported by other companies.

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

(5)    Income tax expense (benefit) includes income taxes applicable to minority interest, income from investments in unconsolidated subsidiaries and discontinued operations, each of which is presented net of income taxes in the Company’s consolidated statements of operations.

(6)    Depreciation includes $214 and $90 related to discontinued operations for the years ended December 31, 2003 and 2004, respectively.

(7)    Amortization includes $14 and $4 related to discontinued operations for the years ended December 31, 2002 and 2003, respectively.

(8)    Interest expense includes $127, $1,281 and $257 related to discontinued operations for the years ended December 31, 2002, 2003 and 2004, respectively.

(9)    Notes payable on real estate includes current portion of notes payable on real estate, notes payable on real estate, less current portion and notes payable included in liabilities related to real estate and other assets held for sale.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the other information included in Item 15(a)(1) and (2) of this Annual Report on Form 10-K.

Overview

The Company’s Global Services revenue streams consist primarily of payments made pursuant to service contracts and variable transaction-oriented payments. The Company typically receives base monthly fees from clients for services provided under its facilities management and property management contracts. The fees received by the Company for the provision of transaction services (corporate advisory services and brokerage) are typically paid in connection with the consummation of a transaction such as the purchase or sale of commercial property or the execution of a lease. The Company also earns fees from project and construction management services that are typically determined by the size and cost of the project. The arrangement may be part of a management services contract or an individual project engagement. In addition, the Company earns incentive fees under various management contracts that are based on quantitative and/or qualitative criteria, such as achieving cost savings levels or certain client service ratings.

The Company’s Development and Investment revenue streams consist primarily of payments related to individual real estate development projects. Revenues from the Company’s development activities consist of development and construction fees, which are typically based upon a negotiated percentage of a project’s cost, and incentive development fees for completing a development project under budget, within certain critical time deadlines and/or for achieving specified leasing targets. Income from the Company’s investment activities primarily consists of gains on disposition of real estate and income from unconsolidated subsidiaries that hold real estate assets. Dispositions of real estate in which the Company has no significant continuing involvement in the operations of the asset after its disposition are reported as discontinued operations in accordance with FAS 144. The Company’s Development and Investment revenue streams also include rental revenue earned by the Company’s consolidated operating real estate properties. The Company has limited control over the timing of the disposition of certain of these investments and the recognition of any related gain or loss. Because the disposition or impairment of a single significant investment can impact the Company’s financial performance in any period, these investment activities create fluctuations in the Company’s revenues. Because the Company’s investment strategy often entails making relatively modest investments alongside its investor clients, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets.

The Company’s expenses typically consist of salaries, wages and benefits, commissions, general and administrative expenses, depreciation and amortization expense and interest. Salaries, wages and benefits and commissions constitute a majority of the Company’s total costs and expenses.

Over the last three years, an average of 66% of the Company’s net income has been generated in the fourth quarter, due primarily to a demonstrated tendency of participants in the commercial real estate industry to complete transactions toward year-end. In addition, certain of the Company’s outsourcing contracts provide for incentive payments if the Company achieves certain performance targets, which are generally recognized in the fourth quarter. In contrast, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. See “—Quarterly Results of Operations and Seasonality.”

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

Consolidation

The Company’s consolidated financial statements include the accounts of the Company, variable interest entities (“VIEs”) in which the Company is the primary beneficiary and other subsidiaries over which the Company has control.

The Company’s determination of the appropriate accounting method with respect to its variable interests, including co-investments with its clients, is based on Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). The Company consolidates any VIE of which the Company is the primary beneficiary and discloses significant variable interests in VIEs of which the Company is not the primary beneficiary.

The Company determines if an entity is a VIE under FIN 46R based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support provided by any parties, including equity holders. The Company makes judgments regarding the sufficiency of the equity at risk based first on qualitative analysis, then quantitative analysis if necessary. In a quantitative analysis, the Company incorporates various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, the Company then determines whether it will absorb the majority of expected losses and/or receive the majority of expected returns, and if so, consolidates the entity as the primary beneficiary. This determination of whether the Company will absorb the majority of expected losses and/or receive the majority of expected returns includes any impact of an “upside economic interest” in the form of a “promote” that the Company may have. A promote is a disproportionate interest built into the distribution structure of the entity based on the entity’s achievement of certain return hurdles. The Company determines whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If the Company made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. The Company is not required to reconsider the entity’s VIE status if the entity incurs losses that exceed expectations, but is required to reconsider the status if the structure of the entity changes.

The Company’s determination of the appropriate accounting method for all other investments in subsidiaries, including those that are not primary beneficiary interests in VIEs, is based on the amount of control or influence the Company has (considering its ownership interest) in the underlying entity. The Company consolidates those other subsidiaries over which it exercises control. Those other investments in subsidiaries where the Company has the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiaries (including certain subsidiaries where the Company has less than 20% ownership) are accounted for on the equity method. All remaining investments of the Company are accounted for on the cost method.

Accounting for an investment as either consolidated or by the equity method generally would have no impact on the Company’s net income or stockholders’ equity in any accounting period, but a change in treatment would impact individual income statement and balance sheet items, as consolidation would effectively “gross up” the Company’s income statement and balance sheet. However, if control aspects of an investment accounted for by the cost method were different, it could result in the Company being required to account for an investment by consolidation or by the equity method. Under the cost method, the investor only records its share of the underlying entity’s earnings to the extent that it receives dividends from the investee; when the dividends received by the investor exceed the investor’s share of the investee’s earnings subsequent to the date of the investor’s investment, the investor records a reduction in the basis of its investment. Under the cost method, the investor does not record its share of losses of the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss, to the extent of its investment or its guarantees of the underlying entity’s debt. At December 31, 2004, $2.4 million of the Company’s $74.1 million total investment in unconsolidated subsidiaries relates to investments that are accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on the evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

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

•       the seller’s price to the buyer is fixed and determinable; and

•       collectibility is reasonably assured.

The Company’s various revenue recognition policies are consistent with these criteria. The revenues of the Company’s business that are subject to the most judgment are its brokerage commission revenues and incentive-based management and development fees. The judgments involved in revenue recognition are understanding the complex terms of the agreements and determining the appropriate time to recognize revenue for each transaction based on such terms. Each transaction is evaluated to determine: (1) at what point in time revenues are earned, (2) whether there are contingencies involved that would impact the timing of recognition of revenue, and (3) how and when such contingencies will be resolved. The actual timing of revenue recognition could vary if different judgments were made.

The Company’s brokerage commission revenues are comprised of commissions earned for investment sales, project leasing and tenant representation transactions. Revenues from investment sales transactions are recognized upon the closing of a sale and are generally paid to the Company by the seller out of the sale proceeds; therefore, there is generally no estimation or judgment involved in the recognition of these revenues. Project leasing and tenant representation commissions are generally recorded half upon execution of a lease contract, and the remainder upon tenant occupancy. The Company performs thousands of project leasing and tenant representation transactions annually, each of which is typically governed by a separate commission agreement. While the majority of these agreements generally provide that half of the commission is earned upon execution of a lease contract and half upon tenant occupancy, agreements do vary as to their terms and complexity, usually due to negotiation of the commission agreement language with the client. If there are any contingencies with respect to any portion of the commission, that portion of the commission is not recognized as revenue until the contingency is resolved. The unique nature and complexity of each brokerage transaction require the Company to use varying levels of judgment in determining timing of revenue recognition.

The Company earns incentive development and management fees from its development services and certain services provided to user clients in the Company’s Global Services segment, including facilities management services, project management services and corporate advisory services. These fees are recognized when quantitative criteria have been met (such as specified leasing or budget targets, client service levels, or achieved levels of operating expense savings) or, for those incentive fees based on qualitative criteria, upon approval of the fee by the clients. Certain incentive development fees allow the Company to share in any increase in the fair value of the developed real estate asset. This sharing creates additional revenue potential to the Company with no exposure to loss other than opportunity cost. The Company’s incentive development and management fee revenues are not recognized to the extent that such revenues are subject to future performance contingencies, but rather once the contingency has been resolved. The unique nature and complexity of each incentive fee require the Company to use varying levels of judgment in determining timing of revenue recognition.

Carrying Value of Real Estate, Goodwill and Intangible Assets

As of December 31, 2004, the Company’s total real estate, goodwill and intangible assets were $221.0 million, $74.4 million and $3.5 million, respectively (30%, 10% and 0.5% of total assets, respectively). Goodwill reflects the excess of the purchase price over the fair value of the net assets of real estate service companies acquired by the Company primarily in 1998 and 1999. Intangible assets primarily include management contracts and employment/non-compete agreements for certain employees entered into in connection with their hiring. Intangible assets also include upfront cash payments made to clients and certain contract acquisition costs incurred upon initiation of new long-term outsourcing contracts. The Company accounts for its real estate, goodwill and other intangibles in accordance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) and FAS 144. These statements require the Company to evaluate the carrying value of its real estate, goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates developed by the Company may differ from actual results. If different assumptions and estimates were used, carrying values could be adversely impacted, resulting in writedowns that would adversely affect the Company’s earnings.

Real Estate

With respect to the Company’s real estate assets, FAS 144 establishes restrictive criteria to classify an asset as “held for sale.” At December 31, 2004, assets included in real estate held for sale include only completed assets or land for sale in its present condition that meet all of the FAS 144 “held for sale” criteria. All other real estate assets are classified in one of the following line items in the Company’s balance sheet: (i) real estate under development (current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate under development (non-current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iii) real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced. Any asset reclassified from real estate held for sale to real estate under development (current or non-current) or real estate held for investment is measured individually at the lower of its fair value at the date of the reclassification or its carrying amount before it was classified as “held for sale,” adjusted (in the case of real estate held for investment) for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment.

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

The Company evaluates each of its real estate assets on a quarterly basis in order to determine the classification of each asset in the Company’s balance sheet. This evaluation requires judgment by the Company in considering certain criteria that must be evaluated under FAS 144, such as the estimated time to complete assets that are under development and the timeframe in which the Company expects to sell its real estate assets. The classification of real estate assets determines which real estate assets are to be depreciated as well as what method is used to evaluate and measure impairment. Had the Company evaluated its assets differently, the balance sheet classification of such assets, depreciation expense and impairment losses could have been different.

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

FAS 144 extends the reporting of a discontinued operation to a “component of an entity,” and further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in FAS 144, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of the Company’s real estate assets is generally accounted for in a discrete subsidiary, almost every real estate asset constitutes a component of an entity under FAS 144, increasing the likelihood that the disposition of assets the Company holds for sale in the ordinary course of business must be reported as a discontinued operation unless the Company has significant continuing involvement in the operations of the asset after its disposition. Furthermore, operating profits and losses on such assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur. The Company has certain real estate assets that are land parcels and constitute a component of an entity. From time to time, the Company disposes of these land parcels in smaller lots. An individual lot that is part of a larger land parcel does not constitute a component of an entity within the meaning of paragraph 41 of FAS 144 until it is either classified as held for sale in accordance with FAS 144 or sold.

Goodwill

Under FAS 142, the Company’s reporting units are the basis of its annual goodwill impairment tests. The required impairment tests are based on a comparison of the fair value of each of the Company’s reporting units to the carrying value of such unit. A writedown of goodwill must be recorded if the fair value of a reporting unit falls below its carrying value. The Company has identified its reporting units to mirror its two segments, Global Services and Development and Investment, as each segment’s underlying business units have similar long-term economic characteristics and service deliveries. If the Company defined its reporting units differently, the results of its annual impairment tests could be impacted. The Company performed its required annual impairment tests of goodwill in 2004, and has determined that no impairment of goodwill exists at December 31, 2004.

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

In 2002, the Company recognized a writedown of $1.1 million (recorded as a reduction of facilities management revenues) due to the impairment of an intangible related to an upfront cash payment made to a client upon inception of a management contract in a previous period. The Company and the client mutually agreed to terminate the contract in 2002.

The Company has considered the average life of its acquired management contracts to determine the period over which to amortize intangible assets related to these contracts, which is the Company’s estimate of the useful life of the underlying management contracts. This estimate requires judgment by the Company, and had the Company chosen a shorter time period over which to amortize such intangible assets, amortization expense would have increased in the earlier periods, adversely impacting the Company’s results of operations in such periods. The Company amortizes intangible assets resulting from employment/non-compete agreements to compensation expense over the period of time that future services to the Company are required, as stipulated in the applicable agreement. Intangible assets related to upfront cash payments made to clients and certain contract acquisition costs are amortized as a reduction of the related revenue over the non-cancelable term of the underlying contract.

Self-Insurance

The Company is self-insured for portions of its health and workers’ compensation benefits to employees and general and automotive liability claims.

The Company self-insures (through a health and welfare benefit trust) its health insurance benefits provided to substantially all of its employees and has purchased stop-loss insurance to cover individual claims in excess of $250,000. On a quarterly basis, the Company utilizes an independent actuary to evaluate the estimate of incurred but not reported claims under the Company’s health insurance programs. Each quarter, the Company adjusts its accrual to this estimate plus its share of unpaid reported claims. The actuarial estimate of the Company’s exposure to health insurance claims is subjective, and the amount of claims actually incurred could differ, which could result in increased or decreased expense in future periods. As of December 31, 2004, the Company’s liability to the trust, primarily for unpaid claims (both reported and not reported) related to these health insurance benefits, is $2.1 million, included in accrued expenses on the Company’s consolidated balance sheet.

The Company’s wholly-owned captive insurance company, which is subject to applicable insurance rules and regulations, insures the Company’s exposure related to workers’ compensation benefits provided to employees and purchases excess coverage from an unrelated insurance carrier. The Company purchases general liability and automotive insurance through an unrelated insurance carrier. The captive insurance company reinsures the deductibles. The captive insurance company also insures deductibles relating to other coverages. Given the nature of these types of claims, it may take several years for resolution and determination of the cost of these claims. The Company is required to estimate the cost of these claims in its financial statements. Exposure to workers’ compensation, general liability and automotive claims is evaluated on an annual basis during the Company’s fourth quarter by an independent actuary.

The Company adjusts its annual expense based on this actuarial estimate, and utilizes this estimate as the basis for the next year’s expense, until the actuary calculates the next annual estimate. The estimates that the Company utilizes to record its potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2004, the Company’s reserve for claims under these insurance programs is $13.7 million, of which $3.7 million is included in other current liabilities and the remainder is included in other liabilities on the Company’s consolidated balance sheet.

Results of Operations

The following table sets forth items from the Company’s consolidated statements of income for each of the three years in the period ended December 31, 2004, as a percent of total revenue for the periods indicated.

	Years Ended December 31,
	2002	2003	2004
REVENUES:
User Services:
Facilities management	31.9%	29.6%	27.1%
Corporate advisory services	14.8%	17.5%	18.4%
Project management services	7.9%	9.3%	11.8%
	54.6%	56.4%	57.3%
Investor Services:
Property management	20.1%	20.4%	17.6%
Brokerage	13.1%	13.5%	14.7%
Construction management	1.4%	1.5%	1.4%
	34.6%	35.4%	33.7%
Development and construction	7.5%	6.3%	5.3%
	96.7%	98.1%	96.3%
Gain on disposition of real estate	3.3%	1.9%	3.7%
	100.0%	100.0%	100.0%
COSTS AND EXPENSES:
Salaries, wages and benefits	64.5%	64.1%	63.4%
Commissions	11.9%	14.0%	15.5%
General and administrative	18.2%	16.6%	16.5%
Depreciation	2.1%	2.1%	1.3%
Amortization	0.4%	0.3%	0.2%
Interest	1.4%	0.9%	0.6%
	98.5%	98.0%	97.5%
Operating income	1.5%	2.0%	2.5%
Interest and other income	0.2%	0.4%	0.4%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	1.7%	2.4%	2.9%
Income tax expense	(0.7)%	(1.0)%	(1.1)%
Minority interest, net of income taxes	0.2%	0.2%	(0.4)%
Income from investment in unconsolidated subsidiaries, net of income taxes	0.6%	1.4%	1.4%
Income from continuing operations	1.8%	3.0%	2.8%
Income from discontinued operations, net of income taxes	0.5%	0.0%	2.2%
Net income	2.3%	3.0%	5.0%

Results of Operations—Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

In accordance with FAS 144, certain revenues and expenses for the three quarterly periods ended March 31, June 30 and September 30, 2004 and the year ended December 31, 2003, have been reclassified to conform to the presentation for the quarter ended December 31, 2004. As a result, certain balances differ from the amounts reported in previously filed documents. See Income from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Years Ended December 31,
	2004	2003	$ Change	% Change
	(dollars in thousands)
REVENUES:
User Services:
Facilities management	$211,062	$208,936	$2,126	1.0%
Corporate advisory services	143,266	123,335	19,931	16.2%
Project management services	91,599	65,500	26,099	39.8%
	445,927	397,771	48,156	12.1%
Investor Services:
Property management	137,193	143,727	(6,534)	(4.5)%
Brokerage	114,478	95,593	18,885	19.8%
Construction management	11,187	10,736	451	4.2%
	262,858	250,056	12,802	5.1%
Development and construction	40,846	44,299	(3,453)	(7.8)%
	749,631	692,126	57,505	8.3%
Gain on disposition of real estate	28,795	13,420	15,375	114.6%
	778,426	705,546	72,880	10.3%
COST AND EXPENSES:
Salaries, wages and benefits	493,438	452,195	41,243	9.1%
Commissions	120,357	98,957	21,400	21.6%
General and administrative	128,968	117,163	11,805	10.1%
Depreciation	10,119	14,787	(4,668)	(31.6)%
Amortization	1,395	1,991	(596)	(29.9)%
Interest	4,573	6,088	(1,515)	(24.9)%
	758,850	691,181	67,669	9.8%
Operating income	19,576	14,365	5,211	36.3%
Interest and other income	2,808	2,283	525	23.0%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	22,384	16,648	5,736	34.5%
Income tax expense	(8,501)	(6,751)	(1,750)	(25.9)%
Minority interest, net of income taxes	(3,006)	1,231	(4,237)	(344.2)%
Income from investments in unconsolidated subsidiaries, net of income taxes	10,971	9,839	1,132	11.5%
Income from continuing operations	21,848	20,967	881	4.2%
Income from discontinued operations, net of income taxes	17,271	73	17,198	23,558.9%
Net income	$39,119	$21,040	$18,079	85.9%

Revenues.   Facilities management revenue increased slightly from 2003. This increase primarily resulted from an expansion of a client relationship in the second quarter of 2004. The overall increase was offset by the termination of certain client relationships as part of the Company’s wind-down of its centralized call center operations. Reimbursement of salaries, wages, benefits, and out-of-pocket general and administrative costs, a component of facilities management revenue, increased $7.3 million in 2004, compared to 2003. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

Corporate advisory services revenue increased from 2003, primarily driven by increased commission revenues in 2004. The increase was the result of growth in the number of tenant representation brokers as part of the Company’s focus on expanding its brokerage network. In addition, transaction volumes have increased, reflecting clients’ increased confidence in the economic recovery.

The revenue growth in project management services was mainly the result of the expansion of services provided to existing clients (due to increases in clients’ portfolios, the scope of the Company’s services required under certain outsourcing contracts and transaction volume). Also, the Company has added new clients.

The decrease in property management revenue was partially the result of decreased square footage under management in 2004 as compared to 2003. The reduction in square footage primarily resulted from sales of buildings in the Company’s management portfolio to REITs or other investors that self-manage their properties or use other service providers. In addition, some square footage decreases resulted from clients taking services back in-house or to other service providers. These decreases were partially offset by additions to square footage from new business.

The increase in brokerage revenue was driven by a large increase in investment sales commissions, while project leasing commissions increased slightly. Favorable capital markets fundamentals, including low interest rates, led to increased investment sales transaction volumes, which contributed to the improvement in investment sales commissions. The addition of investment sales brokers, resulting from the Company’s focus on expansion of its brokerage network, also contributed to the increase in such commissions.

Construction management revenue remained relatively flat in 2004 as compared to 2003, although the Company did experience an increase in new projects in the second half of 2004. Construction management revenue is generated from services including space planning and tenant finish coordination for investor clients in conjunction with property management and leasing assignments, and are directly related to clients’ real estate demands.

Development and construction revenue decreased in 2004 primarily due to a decrease in incentive development fees, largely due to the timing of significant transactions in 2004 as compared to 2003. In addition, the decrease in 2004 is due to a reduction in the Company’s development starts and investments (including property acquisitions) in recent years. Typically, the impact of increases and decreases in the Company’s development starts and investments is not reflected in financial results until later periods, and the Company has experienced reduction in its 2004 development and construction revenue as a consequence of reduced 2002 and 2003 development starts and investments. However, development starts and investments began trending up in 2004 with 2004 starts more than doubling those for 2003.

Historically, the Company primarily focused its commercial real estate development business on office, industrial and retail projects for investor clients. Increasingly, however, the Company has focused on development for user clients, including corporations and those in the healthcare sector. By expanding its focus on development for user clients, particularly those in the healthcare sector, the Company seeks to mitigate the cyclicality traditionally inherent in the commercial development business. In addition, through

High Street Residential, a wholly-owned subsidiary of the Company, the Company has expanded its focus to include development of mixed-use facilities with a residential component, including condominium development and transit-oriented development. The Company is also directing its efforts toward acquisitions, including those acquisitions where opportunities exist to add value through redevelopment or re-leasing.

The Company’s gain on disposition of real estate increased significantly in 2004 from 2003. During 2004, the Company sold 18 real estate projects for an aggregate net sales price of $127.3 million, resulting in an aggregate gain on disposition of $28.8 million, including recognition of deferred gain of $0.4 million relating to dispositions in previous periods and interest forgiveness of $0.1 million. In 2003, the Company sold 19 real estate projects for an aggregate net sales price of $67.1 million, resulting in an aggregate gain on disposition of $13.4 million, including recognition of deferred gain of $0.3 million relating to dispositions in a previous period.

In addition, Development and Investment income is generated from investments in unconsolidated subsidiaries and from the operation and/or disposition of real estate classified as “discontinued operations.” The impact of Development and Investment project sales accounted for as income from unconsolidated subsidiaries or as income from discontinued operations is a regular part of, and can contribute significantly to, Development and Investment results in any given period.

Costs and Expenses.   Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by clients (“reimbursed employees”); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed (“unreimbursed employees”); long-term incentive compensation associated with restricted stock grants to certain employees; and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. The increase in 2004 was primarily driven by growth in salaries, wages and benefits for reimbursed employees as the Company increased its project management headcount to service client expansions and the addition of new clients. In addition, the Company’s annual incentive bonus expense and transaction-related incentive compensation expense increased due to the Company’s increased profitability in 2004.

The 2004 increase in commission expense was directly attributable to the increase in the Company’s corporate advisory services and brokerage revenue discussed above.

General and administrative expenses increased in 2004 primarily due to increased client-reimbursed out-of-pocket general and administrative expenses, largely driven by the growth in the Company’s project management service line.

Depreciation and amortization expenses decreased in 2004 from the prior year. The Company has replaced many of its computer assets at a lower cost than the assets that were retired, which has reduced the Company’s depreciation expense. In addition, several intangible asset balances related to acquired management contracts became fully amortized during 2004, which created a decrease in amortization expense as compared to 2003.

The decrease in interest expense is due in part to the expiration of the Company’s interest rate swap agreement at the end of the first quarter of 2003 for which the Company recorded $0.6 million of interest expense in 2003. The Company also had lower average outstanding balances on its revolving line of credit and capital leases during 2004 as compared to 2003.

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

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   In the ordinary course of business, a significant portion of the Company’s development and investment activities are conducted, and are expected to be conducted in future periods, through unconsolidated subsidiaries. The Company also has certain investments in unconsolidated subsidiaries which are not related to its development and investment activities. Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries. The overall increase in 2004 was primarily the result of significant income from an unconsolidated subsidiary that sold its building portfolio in the first quarter of 2004 and increased income from the Company’s investment in Savills due to Savills’ improved operating results.

Income from Discontinued Operations, Net of Income Taxes.   Income from discontinued operations includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that were considered components of an entity under FAS 144 and in which the Company has not retained or does not expect to retain significant continuing involvement. Dispositions of real estate assets have been and will continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144. During 2004, the Company sold four real estate projects that were considered discontinued operations for an aggregate net sales price of $78.0 million. The sales resulted in an aggregate gain on disposition of real estate (before income taxes) of $40.5 million (including interest forgiveness of $0.3 million) and minority interest expense of $10.8 million. In 2003, the Company sold four real estate projects that were considered discontinued operations for an aggregate sales price of $25.1 million, resulting in an aggregate gain on disposition of $5.3 million. Income from discontinued operations for 2003 includes a provision for loss of $1.4 million to reflect a real estate held for sale asset at fair value less cost to sell. Income from discontinued operations for 2003 also includes $1.4 million of impairment on real estate. Both of these real estate assets were sold in 2004.

Net Income.   Net income increased due to the fluctuations in revenues and expenses described above, in addition to a decrease in the Company’s effective tax rate driven by favorable results from state tax planning as well as the increase in the Company’s income from its investment in Savills.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

In accordance with FAS 144, certain revenues and expenses for the years ended December 31, 2003 and 2002 have been reclassified to conform to the presentation for the year ended December 31, 2004. As a result, certain balances differ from the amounts reported in previously filed documents. See Income from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Years Ended December 31,
	2003	2002	$ Change	% Change
	(dollars in thousands)
REVENUES:
User Services:
Facilities management	$208,936	$233,756	$(24,820)	(10.6)%
Corporate advisory services	123,335	108,414	14,921	13.8%
Project management services	65,500	58,134	7,366	12.7%
	397,771	400,304	(2,533)	(0.6)%
Investor Services:
Property management	143,727	147,613	(3,886)	(2.6)%
Brokerage	95,593	95,657	(64)	(0.1)%
Construction management	10,736	10,006	730	7.3%
	250,056	253,276	(3,220)	(1.3)%
Development and construction	44,299	55,112	(10,813)	(19.6)%
	692,126	708,692	(16,566)	(2.3)%
Gain on disposition of real estate	13,420	24,218	(10,798)	(44.6)%
	705,546	732,910	(27,364)	(3.7)%
COST AND EXPENSES:
Salaries, wages and benefits	452,195	472,810	(20,615)	(4.4)%
Commissions	98,957	87,396	11,561	13.2%
General and administrative	117,163	133,741	(16,578)	(12.4)%
Depreciation	14,787	15,236	(449)	(2.9)%
Amortization	1,991	2,579	(588)	(22.8)%
Interest	6,088	10,219	(4,131)	(40.4)%
	691,181	721,981	(30,800)	(4.3)%
Operating income	14,365	10,929	3,436	31.4%
Interest and other income	2,283	1,186	1,097	92.5%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	16,648	12,115	4,533	37.4%
Income tax expense	(6,751)	(5,400)	(1,351)	(25.0)%
Minority interest, net of income taxes	1,231	1,619	(388)	(24.0)%
Income from investments in unconsolidated subsidiaries, net of income taxes	9,839	4,961	4,878	98.3%
Income from continuing operations	20,967	13,295	7,672	57.7%
Income from discontinued operations, net of income taxes	73	3,358	(3,285)	(97.8)%
Net income	$21,040	$16,653	$4,387	26.3%

Revenues.   Facilities management revenue decreased primarily due to the Company’s exit from certain unprofitable contracts and the loss of other clients during 2002 and the first half of 2003, including certain client relationships terminated as part of the Company’s wind-down of its centralized call center operations. Reimbursement of salaries, wages, benefits, and out-of-pocket general and administrative costs, a component of facilities management revenue, decreased $10.4 million in 2003, compared to 2002. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

Corporate advisory services revenues began to increase from the prior year in the second quarter 2003 as clients began showing less reluctance to make new real estate commitments. In addition, during 2003 the Company increased the number of tenant representation brokers as part of its focus on expanding its brokerage network. The Company was successful in closing several significant tenant representation transactions and other transactions on behalf of its user clients.

Project management revenue growth was primarily due to the addition of new clients and the expansion of services provided to existing clients. The growth was partially offset by the sale of a majority of the operations of the Company’s joint venture with Savills into the Asia-Pacific region and the termination of a contract in the fourth quarter of 2002.

The decrease in property management revenue was primarily the result of a reduction in square footage under management in 2003, in addition to the Company’s sale of its mall management business to an affiliate of Faison Enterprises, Inc. (the “Faison Sale”) in the first quarter of 2002.

Brokerage revenue remained relatively flat from 2002 to 2003. However, revenues in the fourth quarter of 2003 were significantly ahead of the comparable period in the prior year. This is in part the result of an increase in the number of project leasing and investment sales brokers, as part of the Company’s focus on expanding its brokerage network. In addition, the Company was successful in closing several significant transactions in the 2003 fourth quarter, driven by stabilization of the economy and decreasing reluctance on the part of clients to make new real estate commitments.

Construction management revenue is generated from services including space planning and tenant finish coordination for investor clients in conjunction with property management and leasing assignments, and is directly related to tenants’ real estate demands. Revenues remained relatively flat from 2002 to 2003.

The decrease in development and construction revenue was primarily due to a $5.8 million decrease in rental revenue from operating real estate properties, resulting from the sale of various operating properties that generated rental revenue in 2002. In addition, development and construction fees decreased due to the downturn in the economy, which had resulted in a decrease in the Company’s development starts and investments in recent years. Typically, the impact of decreases and increases in the Company’s development starts and investments is not reflected in results immediately and the Company experienced the consequences of reduced previous periods’ starts and investments in its development and construction revenues for 2003. These decreases in revenue were offset in 2003 by $1.6 million of revenue relating to the Company’s receipt of a distribution from a cost method investment. This distribution was the result of the disposition of the underlying real estate project.

The Company’s gain on disposition of real estate decreased significantly in 2003 from 2002. In 2003, the Company sold 19 real estate projects for an aggregate net sales price of $67.1 million, resulting in an aggregate gain on disposition of $13.4 million, including recognition of deferred gain of $0.3 million relating to a disposition in a previous period. In 2002, the Company sold 36 real estate projects for an aggregate net sales price of $142.1 million, resulting in an aggregate gain on disposition of $24.2 million, including recognition of deferred gain of $0.9 million relating to a disposition in a previous period.

Costs and Expenses.   The decrease in salaries, wages and benefits expense in 2003 was driven by a $23.9 million decrease in salaries, wages and benefits for unreimbursed employees offset by a $3.3 million increase in salaries, wages and benefits for reimbursed employees. The decrease in unreimbursed salaries, wages and benefits is a result of the Company’s continued efforts to control costs as part of the Company’s cost reduction efforts begun in the second quarter of 2001, in addition to a reduction in headcount resulting from the Faison Sale and wind-down of the Company’s call center operations. These decreases in unreimbursed salaries, wages and benefits were partially offset by increases due to new hiring in 2003. The increase in reimbursed salaries, wages and benefits was driven by an increase in project management services provided to clients, offset by a reduction in headcount due to the wind-down of call center operations.

The increase in commission expense was primarily driven by the increase in the Company’s corporate advisory services revenue, which was the result of an increase in headcount of tenant representation brokers and the closing of several significant transactions during 2003 as the economy began to stabilize in the second half of 2003.

The overall decrease in general and administrative expenses was comprised of a $20.4 million decrease in costs that are not reimbursed by clients, offset by a $3.8 million increase in out-of-pocket general and administrative expenses that are reimbursed by clients. The decrease in unreimbursed general and administrative expenses for 2003 is the result of a $5.4 million decrease in pursuit cost expense, mainly due to a writeoff of capitalized pursuit costs in the second quarter of 2002 when negotiations on an international venture concluded unsuccessfully, as well as continuing efforts by the Company to control costs company-wide. In addition, costs were incurred in 2002 to restructure or exit outsourcing contracts that were unprofitable or otherwise judged likely to be unsuccessful in the long run. The overall decrease in general and administrative expenses in 2003 was partially offset by $3.1 million of writedowns on real estate due to impairment and provisions to reflect real estate held for sale assets at fair value less cost to sell recorded in 2003 as compared to $2.4 million of such writedowns and provisions in 2002.

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

Income from Discontinued Operations, Net of Income Taxes.   In 2003, the Company sold four real estate projects that were considered discontinued operations for an aggregate net sales price of $25.1 million. These sales resulted in an aggregate gain on disposition of real estate (before income taxes) of $5.3 million. Income from discontinued operations for 2003 includes a provision for loss of $1.4 million to reflect a real estate held for sale asset at fair value less cost to sell and $1.4 million of impairment on real estate. In 2002, the Company sold four real estate projects with a gain on disposition of real estate (before income taxes) of $6.6 million for an aggregate net sales price of $31.2 million.

Net Income.   Net income increased due to the fluctuations in revenues and expenses described above, in addition to a decrease in the Company’s effective tax rate driven by the increase in the Company’s income from its investment in Savills.

Quarterly Results of Operations and Seasonality

The following table presents unaudited quarterly results of operations data for the Company for each of the eight quarters in 2004 and 2003. This quarterly information is unaudited but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period. Revenues and net income during the fourth fiscal quarter historically have been greater than in each of the first three fiscal quarters, primarily because the Company’s clients have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company’s results of operations.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2004:
Total revenues	$158,478	$182,480	$188,966	$248,502
Income (loss) from discontinued operations, net of income taxes(1)	340	(152)	(86)	17,169
Net income	2,099	3,214	5,854	27,952
2003:
Total revenues	$160,132	$169,146	$167,043	$209,225
Income (loss) from discontinued operations, net of income taxes(1)	(149)	(175)	(385)	782
Net income	1,144	3,072	1,783	15,041

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

Net cash provided by operating activities totaled $91.8 million for 2004, compared to $48.8 million for 2003. Cash provided by operating activities, excluding the change in real estate, net of related borrowings, increased to $93.1 million in 2004 as compared to $52.4 million in 2003. This increase is partially due to the collection in 2004 of a large receivable from an affiliate that was outstanding at year-end 2003. In addition, cash used in real estate activities (exclusive of real estate held for investment), net of related borrowings, was $1.3 million in 2004, compared to $3.6 million in 2003. This change in cash used in real estate activities is a result of greater real estate dispositions in 2004, offset by increased borrowings on real estate notes payable in 2004.

Net cash used in investing activities totaled $34.4 million in 2004, compared to $3.9 million of net cash provided by investing activities in 2003. This change is primarily due to $105.8 million of expenditures made in 2004 related to real estate classified as “held for investment,” as compared to similar expenditures of $26.3 million in 2003. These 2004 expenditures were offset by $67.3 million of proceeds from the dispositions of real estate projects classified as “held for investment” at the time of disposition in accordance with FAS 144, as compared to $16.5 million of such proceeds in 2003. In addition, distributions from investments in unconsolidated subsidiaries, net of contributions, decreased to $9.8 million in 2004, compared to $24.1 million in 2003.

Net cash provided by financing activities totaled $0.7 million in 2004, compared to $25.1 million of net cash used in financing activities in 2003. In 2004, the Company received proceeds from borrowings, net of payments, of $47.2 million under notes payable related to real estate held for investment as compared to net proceeds of $1.9 million in 2003. In addition, the Company received contributions, net of distributions, from minority interest holders of $0.2 million in 2004, as compared to $8.0 million of distributions, net of contributions in 2003. The increase in cash provided in 2004 was offset by $37.9 million in cash used to facilitate the Company’s 2004 Modified Dutch Auction tender offer (including related costs), as compared to $10.4 million in cash used in the Company’s repurchase program completed in 2003.

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

The Company’s participation in derivative transactions has been limited to hedging purposes, and derivative instruments are not held for trading purposes. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company’s floating rate indebtedness in excess of $30.0 million (other than construction loans under which interest is capitalized in accordance with GAAP) ensuring the net interest on such excess is fixed, capped or hedged. In March 2001, the Company renewed an existing interest rate swap agreement for a two-year period ending March 24, 2003, with a fixed interest pay rate of 4.68% and a notional amount of $150.0 million. The interest rate swap agreement expired on March 24, 2003, and the related weighted average receive rate was 1.37% for the three months ended March 31, 2003. Subsequent to the expiration of the interest rate swap agreement, the Company has entered into various short-term interest rate agreements to comply with the requirements of the Credit Facility. In December 2004, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million expiring March 24, 2005, under which the Company will receive payments if the 30-day LIBOR based interest rate exceeds 3.0%. The interest rate cap agreement has not been designated as an effective hedge (although it was entered into for hedging purposes), and the Company will recognize changes in fair value of the interest rate cap agreement in current period earnings. Through December 31, 2004, amounts recorded by the Company related to this interest rate cap agreement were not material. The Company was not in compliance with the Credit Facility’s interest rate agreement requirement at December 31, 2004. The Company held $1.5 million of floating rate indebtedness (in excess of the $30.0 million allowed under the Credit Facility), which was not subject to the interest rate cap agreement. The Company obtained a waiver effective February 28, 2005, from the lenders under the Credit Facility waiving compliance with this covenant for the period commencing on December 31, 2004, until, but not including, June 30, 2005.

The Company also has a $25.0 million discretionary line of credit (the “Discretionary Line”) with Bank of America, N.A. Each loan obtained by the Company under the Discretionary Line matures in five business days, but no later than June 28, 2005, and bears interest at a rate agreed upon between the Company and the bank. Borrowings under the Discretionary Line are unsecured and reduce borrowing capacity under the Credit Facility.

At December 31, 2004, the Company had no outstanding borrowings under the Credit Facility or the Discretionary Line. The covenants contained in the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. As it takes longer for the Company to dispose of real estate investments in a weaker economy, an economic slowdown could adversely impact the Company’s ability to comply with certain of the real estate-related financial covenants in the Company’s Credit Facility, which could negatively impact the Company’s borrowing capacity. Since many of the financial covenants in the Credit Facility are dependent on the Company’s “EBITDA,” as defined in the Credit Agreement and calculated on a trailing four quarter basis, a decline in the Company’s overall operations could adversely impact the Company’s ability to comply with these financial covenants and, in turn, the Company’s borrowing capacity or the amount of its investments in real estate. The Company’s unused borrowing capacity (taking into account letters of credit outstanding) under the Credit Facility was $126.5 million at December 31, 2004. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital.

In December 2004, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has an initial notional amount of $1.1 million and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on January 1, 2006. Through December 31, 2004, amounts recorded by the Company related to this interest rate cap agreement were not material.

In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11.4 million and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. Through December 31, 2004, amounts recorded by the Company related to this interest rate cap agreement were not material.

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

In March 2005, the Company announced that its Board of Directors has authorized the purchase of up to $20.0 million of its common stock from time to time in open market purchases or in privately negotiated transactions. The repurchase of shares is intended to offset dilution resulting from equity incentive awards made under the Company’s stock plans. The Company’s intent with respect to stock repurchase programs is to reserve the repurchased shares for issuance in connection with the Company’s employee stock purchase plan and option exercises or restricted stock grants under the Company’s long-term incentive plan and other equity-based incentive plans, as well as for other corporate purposes.

In September 2004, the Company commenced a Modified Dutch Auction tender offer whereby it offered to purchase up to 4,444,444 shares of its common stock. Under the terms of the tender offer, the Company invited shareholders to tender their shares at a purchase price not in excess of $15.75 nor less than $13.50 per share. The tender offer was completed in October 2004, and as a result, the Company purchased 2,354,437 shares of common stock priced at $15.75 per share for a total of $37.9 million, including the costs of the tender offer. The transaction was financed from the Company’s available cash, and the Company placed the repurchased shares in treasury.

In May 2001, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock from time to time in open market purchases or through privately negotiated transactions. The repurchase program was completed during the second quarter of 2003 and resulted in the repurchase of 1,593,900 shares at an average cost of $9.41 per share. The purchases were made with funds generated from operations and existing cash, and the Company placed the repurchased shares in treasury.

Off-balance Sheet Arrangements and Contractual Obligations

The Company has off-balance sheet arrangements consisting of certain debt repayment guarantees that have been provided by the Company as security for the obligations of others (primarily unconsolidated subsidiaries of the Company) in the normal course of the Company’s real estate development business. The Company has not made any material payments under such arrangements in the years ended December 31, 2002, 2003 or 2004. As of December 31, 2004, the Company has guaranteed a maximum of $16.2 million of such notes payable, of which $15.4 million is outstanding as of December 31, 2004. Payments required under these arrangements, if any, would generally result in an increase in the Company’s investment in the underlying unconsolidated subsidiaries.

The Company has various contractual obligations at December 31, 2004, as summarized below (in millions), that could impact its liquidity:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	After 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	0.4	0.4	—	—	—
Operating leases	65.9	19.7	28.6	13.7	3.9
Notes payable on real estate (recourse)(1)(2)	27.5	4.4	23.1	—	—
Notes payable on real estate (nonrecourse)(1)	122.2	9.0	107.8	5.4	—
Purchase obligations	120.5	119.2	1.3	—	—
Other obligations(3)	10.0	—	10.0	—	—
Total Contractual Obligations	$346.5	$152.7	$170.8	$19.1	$3.9

(1)          Includes notes related to the Company’s various real estate projects and excludes future interest. The notes have either fixed or variable interest rates, ranging from 4.06% to 12% at December 31, 2004. In general, interest is drawn on the underlying construction loan and subsequently paid with principal with proceeds upon sale of the real estate project.

(2)          With respect to a project to which $3.3 million of these obligations relate, the Company has an agreement with an investor client to purchase the project upon completion, the proceeds of which will be used to repay the related note payable.

(3)          These obligations, as well as $3.6 million recorded in other current liabilities, are collateralized by outstanding letters of credit totaling $10.1 million.

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

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation statements containing the words “believe,” “anticipate,” “forecast,” “will,” “may,” “expect,” “envision,” “project,” “budget,” “target,” “estimate,” “could,” “should,” “conceivable,” “intend,” “possible,” “foresee,” “look for,” “look to” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to:

•       the timing of individual transactions,

•       the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale,

•       the ability of the Company to compete effectively in the international arena,

•       the ability of the Company to retain its major clients and renew its contracts,

•       the ability of the Company to attract new user and investor clients,

•       the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company’s participation as a principal in real estate investments,

•       the ability of the Company to continue to pursue its growth strategy,

•       the ability of the Company to pursue strategic acquisitions on favorable terms and manage challenges and issues commonly encountered as a result of those acquisitions,

•       the ability of the Company to compete in highly competitive national and local business lines, and

•       the ability of the Company to attract and retain qualified personnel in all areas of its business (particularly senior management).

In addition, the Company’s ability to achieve certain anticipated results will be subject to other factors affecting the Company’s business that are beyond the Company’s control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and clients’ willingness to make real estate commitments) and the effect of government regulation on the conduct of the Company’s business and the threat of terrorism and acts of war. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

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

If an increase or decrease in market interest rates of 100 basis points were to have occurred at December 31, 2004, the Company’s total estimated interest costs for 2005 would increase or decrease by approximately $1.5 million. The Company’s sensitivity analysis is based on borrowings outstanding as of December 31, 2004 and includes the effects of the Company’s various interest rate cap agreements, as applicable. If the market interest rates for variable rate debt had been 100 basis points higher or lower in 2004, the Company’s total interest costs would have increased or decreased accordingly by approximately $1.3 million, after considering the effect of the interest rate agreements in effect during 2004. Interest costs include both interest that is expensed and interest that is capitalized as part of the cost of real estate. A portion of the interest relating to the Company’s real estate debt ($149.7 million at December 31, 2004) is capitalized. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in a higher interest rate environment.

The Company’s earnings are somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Canada, Europe, Asia and Australia. At December 31, 2004, a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company’s foreign operations are denominated would result in an estimated decrease or increase accordingly in income before income taxes of approximately $0.5 million for the year ending December 31, 2005. If, during the year ended December 31, 2004, a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company’s foreign operations are denominated had occurred, it would have resulted in a decrease or increase accordingly in income before income taxes of approximately $0.5 million (primarily in income from investments in unconsolidated subsidiaries). These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar and are based on either the Company’s actual 2004 or an estimate of 2005 income before income taxes from foreign operations. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes to its 2005 anticipated level of foreign operations or local currency prices.

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

ITEM 9.                CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s independent auditors have issued an attestation report on management’s assessment of the company’s internal control over financial reporting. That report appears in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

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

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the headings “Proposal One—Election of Class II Directors,” “Directors,” “Executive Officers,” “Meetings and Committees of Directors,” “Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information set forth under the heading “Executive Compensation” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 2004, securities authorized for issuance under the Company’s equity compensation plans are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,942,316	$12.90	1,033,722
Equity compensation plans not approved by security holders	24,500	$11.46	—
Total	5,966,816	$12.90	1,033,722

The options to acquire 24,500 shares issuable under plans that were not approved by stockholders were granted between May 1, 2000, and July 17, 2000, and vested one-quarter each year on each of the first four anniversaries of the grant date. The options expire ten years from the date of grant.

The information set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the headings “Executive Compensation” and “Certain Relationships and Related Transactions” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Policies and Procedures for Pre-Approval of Audit and Non-Audit Services” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       The financial statements filed as part of this Report at Item 8 are listed in the List of Financial Statements and Financial Statement Schedule on page F-2 of this Report.

Financial statements of TFK Retail, Ltd. are filed as part of this Report at Item 8 pursuant to Rule 3-09 of Regulation S-X.

(a)(2)       The financial statement schedule filed as part of this Report at Item 8 is listed in the List of Financial Statements and Financial Statement Schedule on page F-2 of this Report.

(a)(3)       The following documents are filed or incorporated by reference as exhibits to this Report:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(5)	First Amendment to Bylaws of the Company
3.2.2(10)	Second Amendment to Bylaws of the Company
3.2.3(12)	Third Amendment to Bylaws of the Company
4.1(1)	Form of certificate for shares of Common Stock of the Company
10.1(9)	Credit Agreement dated June 28, 2002, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.1.1(14)	First Amendment of Credit Agreement dated September 1, 2004, between the Company and Bank of America, N.A.
10.2(1)	Form of License Agreement among the Company and CFH
10.2.1(9)	First Amendment to License Agreement dated July 31, 2002, between the Company and CFH
10.3(16)	Form of Indemnification Agreement, with schedule of signatures
10.4(1)	Predecessor Company’s 1997 Stock Option Plan
10.5(1)	Company’s Long-Term Incentive Plan
10.5.1(2)	Amendment No. 1 to Long-Term Incentive Plan
10.5.2(10)	Second Amendment to Long-Term Incentive Plan
10.6(1)	Company’s 1995 Profit Sharing Plan
10.7(3)	Company’s Employee Stock Purchase Plan
10.7.1(4)	First Amendment to the Company’s Employee Stock Purchase Plan
10.7.2(6)	Second Amendment to the Company’s Employee Stock Purchase Plan
10.7.3(8)	Third Amendment to the Company’s Employee Stock Purchase Plan
10.7.4(11)	Fourth Amendment to the Company’s Employee Stock Purchase Plan
10.7.5(11)	Fifth Amendment to the Company’s Employee Stock Purchase Plan
10.7.6(17)	Sixth Amendment to the Company’s Employee Stock Purchase Plan
10.8(1)	Form of Stockholders’ Agreement among the Company, Crow Family Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto
10.9(9)	Consulting Agreement dated as of June 1, 2002, between the Company and J. McDonald Williams
10.10(11)	Employment Agreement dated as of October 17, 2003, between the Company and Robert E. Sulentic
10.10.1(13)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Robert E. Sulentic
10.11(11)	Employment Agreement dated as of October 17, 2003, between the Company and Derek R. McClain

10.11.1(13)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Derek R. McClain
10.12(11)	Employment Agreement dated as of October 17, 2003, between the Company and James R. Groch
10.12.1(13)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and James R. Groch
10.13(12)	Employment Agreement dated as of January 9, 2004, between the Company and Michael J. Lafitte
10.13.1(13)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Michael J. Lafitte
10.14(12)	Employment Agreement dated as of March 2, 2004, between the Company and John A. Stirek
10.14.1(13)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and John A. Stirek
10.15(13)	Employment Agreement dated as of November 24, 2003, between the Company and William F. Concannon
10.15.1(13)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and William F. Concannon
10.16(13)	Employment Agreement dated as of April 6, 2004, between the Company and T. Christopher Roth
10.17(13)	Employment Agreement dated as of April 27, 2004, between the Company and Diane Paddison
10.18(15)	Employment Agreement dated as of September 28, 2004, between the Company and Matthew S. Khourie
14.1(12)	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young LLP
24.1	Power of Attorney for Derek R. McClain
24.2	Power of Attorney for Arlin E. Gaffner
24.3	Power of Attorney for Curtis F. Feeny
24.4	Power of Attorney for Michael A. Moses
24.5	Power of Attorney for J. McDonald Williams
24.6	Power of Attorney for William F. Concannon
24.7	Power of Attorney for James R. Erwin
24.8	Power of Attorney for Jeffrey M. Heller
24.9	Power of Attorney for Rowland T. Moriarty
24.10	Power of Attorney for Robert E. Sulentic
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10)             Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

(11)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.

(12)             Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2004 and incorporated herein by reference.

(13)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004 and incorporated herein by reference.

(14)             Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2004 and incorporated herein by reference.

(15)             Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2004 and incorporated herein by reference.

(16)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004 and incorporated herein by reference.

(17)             Previously filed as an exhibit to the Company’s Form S-8 (File Number 333-121053) filed with the Securities and Exchange Commission on December 7, 2004 and incorporated herein by reference.

(b)          The exhibits required by Item 601 of Regulation S-K are filed as part of this Report.

(c)           The required financial statements and financial schedule are filed as part of this Report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAMMELL CROW COMPANY
	By:	/s/ ROBERT E. SULENTIC
Robert E. Sulentic
Chairman of the Board, President and
Date: March 16, 2005	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT E. SULENTIC	Chairman of the Board, President and Chief	March 16, 2005
Robert E. Sulentic	Executive Officer (Principal Executive Officer)
*	Executive Vice President and	March 16, 2005
Derek R. McClain	Chief Financial Officer
*	Executive Vice President and	March 16, 2005
Arlin E. Gaffner	Chief Accounting Officer
*	Director	March 16, 2005
Curtis F. Feeny
*	Director	March 16, 2005
Michael A. Moses
*	Chairman Emeritus	March 16, 2005
J. McDonald Williams
*	Vice Chairman	March 16, 2005
William F. Concannon
*	Director	March 16, 2005
James R. Erwin
*	Director	March 16, 2005
Jeffrey M. Heller
*	Director	March 16, 2005
Rowland T. Moriarty

Robert Sulentic, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

*By:	/s/ ROBERT E. SULENTIC	March 16, 2005
Robert E. Sulentic
Attorney-in-fact

Exhibit Index

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(5)	First Amendment to Bylaws of the Company
3.2.2(10)	Second Amendment to Bylaws of the Company
3.2.3(12)	Third Amendment to Bylaws of the Company
4.1(1)	Form of certificate for shares of Common Stock of the Company
10.1(9)	Credit Agreement dated June 28, 2002, among the Company, Bank of America, N.A. as Administrative Agent and the lender parties thereto
10.1.1(14)	First Amendment of Credit Agreement dated September 1, 2004, between the Company and Bank of America, N.A.
10.2(1)	Form of License Agreement among the Company and CFH
10.2.1(9)	First Amendment to License Agreement dated July 31, 2002, between the Company and CFH
10.3(16)	Form of Indemnification Agreement, with schedule of signatures
10.4(1)	Predecessor Company’s 1997 Stock Option Plan
10.5(1)	Company’s Long-Term Incentive Plan
10.5.1(2)	Amendment No. 1 to Long-Term Incentive Plan
10.5.2(10)	Second Amendment to Long-Term Incentive Plan
10.6(1)	Company’s 1995 Profit Sharing Plan
10.7(3)	Company’s Employee Stock Purchase Plan
10.7.1(4)	First Amendment to the Company’s Employee Stock Purchase Plan
10.7.2(6)	Second Amendment to the Company’s Employee Stock Purchase Plan
10.7.3(8)	Third Amendment to the Company’s Employee Stock Purchase Plan
10.7.4(11)	Fourth Amendment to the Company’s Employee Stock Purchase Plan
10.7.5(11)	Fifth Amendment to the Company’s Employee Stock Purchase Plan
10.7.6(17)	Sixth Amendment to the Company’s Employee Stock Purchase Plan
10.8(1)	Form of Stockholders’ Agreement among the Company, Crow Family Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto
10.9(9)	Consulting Agreement dated as of June 1, 2002, between the Company and J. McDonald Williams
10.10(11)	Employment Agreement dated as of October 17, 2003, between the Company and Robert E. Sulentic
10.10.1(13)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Robert E. Sulentic
10.11(11)	Employment Agreement dated as of October 17, 2003, between the Company and Derek R. McClain
10.11.1(13)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Derek R. McClain
10.12(11)	Employment Agreement dated as of October 17, 2003, between the Company and James R. Groch
10.12.1(13)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and James R. Groch
10.13(12)	Employment Agreement dated as of January 9, 2004, between the Company and Michael J. Lafitte
10.13.1(13)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Michael J. Lafitte

10.14(12)	Employment Agreement dated as of March 2, 2004, between the Company and John A. Stirek
10.14.1(13)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and John A. Stirek
10.15(13)	Employment Agreement dated as of November 24, 2003, between the Company and William F. Concannon
10.15.1(13)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and William F. Concannon
10.16(13)	Employment Agreement dated as of April 6, 2004, between the Company and T. Christopher Roth
10.17(13)	Employment Agreement dated as of April 27, 2004, between the Company and Diane Paddison
10.18(15)	Employment Agreement dated as of September 28, 2004, between the Company and Matthew S. Khourie
14.1(12)	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young LLP
24.1	Power of Attorney for Derek R. McClain
24.2	Power of Attorney for Arlin E. Gaffner
24.3	Power of Attorney for Curtis F. Feeny
24.4	Power of Attorney for Michael A. Moses
24.5	Power of Attorney for J. McDonald Williams
24.6	Power of Attorney for William F. Concannon
24.7	Power of Attorney for James R. Erwin
24.8	Power of Attorney for Jeffrey M. Heller
24.9	Power of Attorney for Rowland T. Moriarty
24.10	Power of Attorney for Robert E. Sulentic
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10)             Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

(11)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.

(12)             Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2004 and incorporated herein by reference.

(13)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004 and incorporated herein by reference.

(14)             Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2004 and incorporated herein by reference.

(15)             Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2004 and incorporated herein by reference.

(16)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004 and incorporated herein by reference.

(17)             Previously filed as an exhibit to the Company’s Form S-8 (File Number 333-121053) filed with the Securities and Exchange Commission on December 7, 2004 and incorporated herein by reference.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2004

TRAMMELL CROW COMPANY AND SUBSIDIARIES

DALLAS, TEXAS

FORM 10-K—ITEM 15(a)(1) and (2)
TRAMMELL CROW COMPANY AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Trammell Crow Company and Subsidiaries for the year ended December 31, 2004, are included in Item 8:

The following consolidated financial statement schedule of Trammell Crow Company and Subsidiaries is included in Item 15(d):

Schedule III—Real Estate Investments and Accumulated Depreciation	F-52
Note to Schedule III—Real Estate Investments and Accumulated Depreciation	F-54

The financial statements and related notes of TFK Retail, Ltd. as of June 30, 2004 are included below. The financial statements are included as TFK Retail, Ltd. is deemed to be a significant subsidiary pursuant to Rule 3-09 of Regulation S-X.

Financial Statements of TFK Retail, Ltd. for the year ended June 30, 2004	F-55

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Trammell Crow Company

We have audited the accompanying consolidated balance sheets of Trammell Crow Company as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trammell Crow Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trammell Crow Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Trammell Crow Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Trammell Crow Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trammell Crow Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Trammell Crow Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trammell Crow Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Trammell Crow Company and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
March 14, 2005

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
		2004	2003
		(in thousands, except share and per share data)
	ASSETS
	Current assets
	Cash and cash equivalents	$163,637	$105,616
	Restricted cash	9,950	7,647
	Accounts receivable, net of allowance for doubtful accounts of $3,144 in 2004 and $3,886 in 2003	103,551	97,479
	Receivables from affiliates	1,626	1,593
	Notes and other receivables	19,726	9,784
	Deferred income taxes	4,021	3,754
	Real estate under development	20,756	39,341
	Real estate and other assets held for sale	5,045	74,050
	Other current assets	18,089	20,650
	Total current assets	346,401	359,914
	Furniture and equipment, net	18,649	21,290
	Deferred income taxes	22,935	19,898
	Real estate under development	60,530	6,345
	Real estate held for investment	135,754	50,066
	Investments in unconsolidated subsidiaries	74,090	65,025
	Goodwill, net	74,357	74,346
	Receivables from affiliates	—	14,485
	Other assets	16,234	18,757
		$748,950	$630,126
	LIABILITIES AND STOCKHOLDERS’ EQUITY
	Current liabilities
	Accounts payable	$23,731	$16,183
	Accrued expenses	148,758	114,322
	Payables to affiliates	40	104
	Income taxes payable	18,121	7,468
	Current portion of long-term debt	6	1,081
	Current portion of capital lease obligations	363	1,297
	Current portion of notes payable on real estate	21,937	47,235
	Liabilities related to real estate and other assets held for sale	5,336	51,777
	Other current liabilities	12,260	9,829
	Total current liabilities	230,552	249,296
	Long-term debt, less current portion	8	10,014
	Capital lease obligations, less current portion	—	714
	Notes payable on real estate, less current portion	122,656	7,118
	Other liabilities	10,028	6,459
	Total liabilities	363,244	273,601
	Minority interest	44,756	28,896
	Stockholders’ equity
	Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
	Common stock; $0.01 par value; 100,000,000 shares authorized 37,902,998 shares issued and 35,605,007 shares outstanding in 2004, and 37,783,595 shares issued and 36,862,242 shares outstanding in 2003	379	377
	Paid-in capital	196,314	192,336
	Retained earnings	190,252	151,560
	Accumulated other comprehensive income	2,043	1,106
Less:	Treasury stock	(36,921)	(8,363)
	Unearned stock compensation, net	(11,117)	(9,387)
	Total stockholders’ equity	340,950	327,629
		$748,950	$630,126

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except share and per share data)
REVENUES
User Services:
Facilities management	$211,062	$208,936	$233,756
Corporate advisory services	143,266	123,335	108,414
Project management services	91,599	65,500	58,134
	445,927	397,771	400,304
Investor Services:
Property management	137,193	143,727	147,613
Brokerage	114,478	95,593	95,657
Construction management	11,187	10,736	10,006
	262,858	250,056	253,276
Development and construction	40,846	44,299	55,112
	749,631	692,126	708,692
Gain on disposition of real estate	28,795	13,420	24,218
	778,426	705,546	732,910
COSTS AND EXPENSES
Salaries, wages and benefits	493,438	452,195	472,810
Commissions	120,357	98,957	87,396
General and administrative	128,968	117,163	133,741
Depreciation	10,119	14,787	15,236
Amortization	1,395	1,991	2,579
Interest	4,573	6,088	10,219
	758,850	691,181	721,981
Operating income	19,576	14,365	10,929
Interest and other income	2,808	2,283	1,186
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	22,384	16,648	12,115
Income tax expense	(8,501)	(6,751)	(5,400)
Minority interest, net of income tax (expense) benefit of $1,840, $(839) and $(1,302) in 2004, 2003 and 2002, respectively	(3,006)	1,231	1,619
Income from investments in unconsolidated subsidiaries, net of income tax expense of $6,718, $6,711 and $3,988 in 2004, 2003 and 2002, respectively	10,971	9,839	4,961
Income from continuing operations	21,848	20,967	13,295
Income from discontinued operations, net of income tax expense of $10,575, $49 and $2,701 in 2004, 2003 and 2002, respectively	17,271	73	3,358
Net income	$39,119	$21,040	$16,653
Income per share from continuing operations:
Basic	$0.62	$0.59	$0.38
Diluted	$0.59	$0.57	$0.36
Income per share from discontinued operations, net of income taxes:
Basic	$0.50	$—	$0.09
Diluted	$0.46	$—	$0.09
Net income per share:
Basic	$1.12	$0.59	$0.47
Diluted	$1.05	$0.57	$0.45
Weighted average common shares outstanding:
Basic	35,064,453	35,572,493	35,741,754
Diluted	37,239,801	36,780,515	36,797,012

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2004, 2003 and 2002
(in thousands, except share data)

	Common Shares		Common Stock Par	Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Unearned Stock
	Issued	Treasury	Value	Capital	Earnings	Income (Loss)	Stock	Compensation	Total
Balance at January 1, 2002	35,879,515	295,092	$359	$176,354	$115,084	$(1,331)	$(2,951)	$(1,392)	$286,123
Net income	—	—	—	—	16,653	—	—	—	16,653
Issuance of restricted stock	30,000	—	—	417	—	—	—	(417)	—
Forfeiture of restricted stock	—	41,614	—	(96)	—	—	(398)	163	(331)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	840	840
Issuance of common stock	318,305	(288,059)	3	2,302	(863)	—	2,885	—	4,327
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,208	—	—	1,208
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	(466)	—	—	(466)
Balance at December 31, 2002	36,227,820	48,647	362	178,977	130,874	(589)	(464)	(806)	308,354
Net income	—	—	—	—	21,040	—	—	—	21,040
Issuance of restricted stock	1,413,000	(223,500)	14	12,269	—	—	2,028	(14,311)	—
Forfeiture of restricted stock	—	237,570	—	(26)	—	—	(1,996)	1,807	(215)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	3,923	3,923
Issuance of common stock	142,775	(275,764)	1	1,116	(354)	—	2,504	—	3,267
Stock repurchase	—	1,134,400	—	—	—	—	(10,435)	—	(10,435)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,358	—	—	1,358
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	337	—	—	337
Balance at December 31, 2003	37,783,595	921,353	377	192,336	151,560	1,106	(8,363)	(9,387)	327,629
Net income	—	—	—	—	39,119	—	—	—	39,119
Issuance of restricted stock	28,000	(644,313)	1	2,846	—	—	5,870	(8,717)	—
Forfeiture of restricted stock	—	32,632	—	—	—	—	(394)	304	(90)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	6,683	6,683
Issuance of common stock	91,403	(366,118)	1	1,132	(427)	—	3,900	—	4,606
Stock repurchase	—	2,354,437	—	—	—	—	(37,934)	—	(37,934)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	937	—	—	937
Balance at December 31, 2004	37,902,998	2,297,991	$379	$196,314	$190,252	$2,043	$(36,921)	$(11,117)	$340,950

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Operating activities
Cash flows from earnings:
Net income	$39,119	$21,040	$16,653
Reconciliation of net income to net cash provided by earnings:
Depreciation	10,208	15,001	15,236
Amortization	1,396	1,995	2,593
Amortization of employment contracts and unearned stock compensation	9,213	5,103	2,467
Amortization of contract intangibles	2,205	2,079	2,718
Bad debt expense	1,116	2,764	4,762
Provision for losses and writedowns for impairment on real estate	672	5,908	2,422
Loss (gain) on sale of real estate held for investments	(17,084)	41	—
Writedowns due to impairment of goodwill, intangibles and investments	—	—	1,149
Minority interest	15,687	(2,070)	(2,921)
Deferred income tax provision	(3,978)	(356)	4,087
Change in fair value of interest rate swap agreement	—	—	72
Income from investments in unconsolidated subsidiaries	(17,689)	(16,550)	(8,949)
Net cash provided by earnings	40,865	34,955	40,289
Changes in operating assets and liabilities:
Restricted cash	(2,303)	1,274	(8,921)
Accounts receivable	(7,182)	16,834	39,267
Receivables from affiliates	16,365	(12,240)	1,162
Notes receivable and other assets	(8,776)	(7,715)	11,839
Real estate held for sale and under development	(9,287)	(7,271)	35,617
Notes payable on real estate held for sale and under development	7,953	3,651	(26,438)
Accounts payable and accrued expenses	39,550	6,167	(15,099)
Payables to affiliates	(64)	104	(1,609)
Income taxes payable/recoverable	10,653	4,347	148
Other liabilities	3,972	8,704	(4,392)
Net cash flows from changes in working capital	50,881	13,855	31,574
Net cash provided by operating activities	91,746	48,810	71,863
Investing activities
Expenditures for furniture and equipment	(5,735)	(10,458)	(4,314)
Additions to real estate held for investment	(105,809)	(26,303)	—
Net proceeds from disposition of real estate held for investment	67,298	16,479	—
Cash related to consolidation of entities (See Note 5)	—	—	1,873
Investments in unconsolidated subsidiaries	(6,715)	(6,594)	(6,975)
Distributions from unconsolidated subsidiaries	16,551	30,737	14,113
Net cash provided by (used in) investing activities	(34,410)	3,861	4,697
Financing activities
Principal payments on long-term debt and capital lease obligations	(121,934)	(98,695)	(228,125)
Proceeds from long-term debt	108,538	86,923	190,214
Contributions from minority interest	19,742	3,488	4,778
Distributions to minority interest	(19,569)	(11,497)	(7,808)
Proceeds from notes payable on real estate held for investment	77,832	5,148	—
Payments on notes payable on real estate held for investment	(30,596)	(3,259)	—
Purchase of common stock	(37,934)	(10,435)	—
Proceeds from exercise of stock options	1,691	904	1,763
Proceeds from issuance of common stock	2,915	2,363	2,564
Net cash provided by (used in) financing activities	685	(25,060)	(36,614)
Net increase in cash and cash equivalents	58,021	27,611	39,946
Cash and cash equivalents, beginning of year	105,616	78,005	38,059
Cash and cash equivalents, end of year	$163,637	$105,616	$78,005

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Net income	$39,119	$21,040	$16,653
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense of $674 in 2004, $1,033 in 2003 and $1,093 in 2002	937	1,358	1,208
Change in fair value of interest rate swap agreement, net of tax expense (benefit) of $229 in 2003 and $(317) in 2002	—	337	(466)
Comprehensive income	$40,056	$22,735	$17,395

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies

Organization

Trammell Crow Company (the “Company”) is one of the largest diversified commercial real estate service companies in the world. The Company delivers a comprehensive range of services to leading multinational corporations, institutional investors and other users of real estate services. In the United States, the Company is a leading provider of commercial property and facilities management services, commercial property brokerage and transaction management services, commercial property development and construction services and project management services. In addition to its full service offices located throughout the United States, the Company has offices in Canada, Europe, Asia and Latin/South America focused on the delivery of real estate services to users of commercial real estate. The Company delivers brokerage services outside the United States through strategic alliances with leading providers—in Europe and Asia, through Savills plc (“Savills”), a leading property services company based in the United Kingdom; and in Canada, through JJ Barnicke, a leading Canadian real estate services provider. The Company delivers four core services—building management services, brokerage services, project management services and development services—to both user and investor clients. The Company’s business is organized under two separate national leadership structures. The Global Services Group includes substantially all of the building management services, brokerage services, and project management services delivered to both user and investor clients. Substantially all of the Company’s real estate development and investment activities are conducted through the Company’s Development and Investment Group.

Within the Global Services segment, with approximately 6,000 full-time equivalent (“FTE”) employees, the Company provides services to user clients, including corporations, hospitals, universities and government agencies, that are typically the primary occupants of the commercial properties with respect to which services are performed, and investor clients that are not typically the primary occupants of the commercial properties with respect to which services are performed. The building management services provided to user clients consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations, healthcare systems and other users that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Brokerage services provided to user clients include corporate advisory services such as portfolio management and tenant representation. Project management services provided to user clients include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design and workspace moves, adds and changes. The building management services provided to investor clients include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to investor clients include project leasing and investment sales services whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space and land. Project management services provided to investor clients include construction management services such as space planning and tenant finish coordination.

Within the Development and Investment segment, encompassing approximately 200 FTE employees, the Company provides development services to investor and user clients—both those pursuant to which the

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

Company takes an ownership or co-investment position in a project and those pursuant to which the Company provides development services to others in exchange for fees. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project financing services. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for investor clients and fee development and build-to-suit projects for user clients, including those in healthcare. From time to time, the Company pursues development and investment activities, including opportunistic property acquisitions and new development, for its own account or on a co-investment basis. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is positioned to pursue and execute new development business, particularly programmatic business with the Company’s large investor clients, and exploit niche market opportunities.

Reclassifications

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain assets and liabilities at December 31, 2003, and certain revenues and expenses for the first three quarters of 2004, and the years ended December 31, 2003 and 2002, have been reclassified to conform to the presentation at and for the year ended December 31, 2004 (see Notes 9 and 14). As a result, certain balances differ from the amounts reported in previously filed documents.

Use of Estimates

The preparation of the financial statements in accordance with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, variable interest entities (“VIEs”) in which the Company is the primary beneficiary and other subsidiaries over which the Company has control. Intercompany accounts and transactions have been eliminated.

The Company’s determination of the appropriate accounting method with respect to its variable interests in VIEs is based on Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). The Company consolidates any VIE of which the Company is the primary beneficiary and discloses significant variable interests in VIEs of which the Company is not the primary beneficiary. The Company determines whether an entity is a VIE, and if so, whether it should be consolidated, by utilizing judgments and estimates that are inherently subjective. If the Company made different judgments or utilized different estimates in these

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

The Company’s determination of the appropriate accounting method for all other investments in subsidiaries, including those that are not primary beneficiary interests in VIEs, is based on the amount of control or influence the Company has (considering its ownership interest) in the underlying entity. The Company consolidates those other subsidiaries over which it exercises control. Those other investments in subsidiaries where the Company has the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiaries (including certain subsidiaries where the Company has less than 20% ownership) are accounted for on the equity method. The Company eliminates transactions with such equity method subsidiaries to the extent of its ownership in such subsidiaries. Accordingly, the Company’s share of the earnings or losses of these equity method subsidiaries is included in consolidated net income. All remaining investments of the Company are carried at cost. Under either the equity or cost method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

Revenue Recognition

The Company recognizes fees from property management and facilities management services over the terms of the respective management contracts. Most of the property management contracts are cancelable at will or with 30 days’ notice. The terms of the facilities management contracts generally range from three to five years, although many provide for shorter terms or earlier termination rights under certain circumstances. Also, the Company earns incentive fees for property management and facilities management services based on various quantitative and/or qualitative criteria specified in the management agreement. These fees are recognized when quantitative criteria have been met or, for those incentive fees based on qualitative criteria, upon approval of the fee by the client. The Company’s management and incentive fee revenues are not recognized to the extent that such revenues are subject to future performance contingencies, but are recognized once the contingency has been resolved.

The Company’s project leasing and tenant representation transactions are subject to commission agreements between the Company and the client which typically describe the calculation of the fee and when the Company earns such fee. The recognition of revenue for each transaction is dictated by the terms of the relevant commission agreement, each of which may be unique. The commission agreements generally provide that 50% of the commission is earned and payable upon execution of the lease and 50% is earned and payable upon the tenant’s occupancy of the space. Generally the first 50% of the commission is not contingent on the subsequent occupancy of the space. However, sometimes these agreements contain refund provisions whereby the first 50% of the commission may be refundable should the tenant not occupy the subject space. In cases where refund provisions or other contingencies exist, the Company does not recognize the revenue until the contingency is eliminated. Investment sales brokerage revenue is recognized upon closing of the underlying real estate transaction. The Company does not recognize these revenues until there is evidence of an arrangement, services have been rendered, the price is determinable, and collectibility is reasonably assured. These policies have been in place since the Company’s initial public offering in 1997.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

Development services and project management services generate fees from development and construction management projects and net construction revenues, which are gross construction revenues net of subcontract costs. For projects where the Company operates as a general contractor, fees are generally recognized using the percentage-of-completion method based on costs incurred as a percentage of total expected costs. Gross construction services revenues totaled $35,438, $33,526, and $45,065 and subcontract costs totaled $30,986, $26,215 and $33,332 in 2004, 2003 and 2002, respectively. Some development and construction management and project management assignments are subject to agreements between the Company and the client that describe the calculation of fees and when the Company earns such fees. The earnings terms of these agreements dictate when the Company recognizes the related revenues. The Company may also earn incentive development fees by reaching specified time table, leasing or budget targets, as defined in the relevant development services agreement. Certain incentive development fees allow the Company to share in any increase in the fair value of the developed real estate asset. This sharing creates additional revenue potential to the Company with no exposure to loss other than opportunity cost. The Company recognizes such fees when the specified target is attained.

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

Certain of the Company’s contracts provide for reimbursement for employee related costs which the Company recognizes as revenue. Also, in accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, certain reimbursements received from clients for out-of-pocket expenses are characterized as revenue in the statement of income rather than as a reduction of the expenses incurred. Since the Company is the primary obligor, has supplier discretion and bears credit risk for such expenses, the Company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized when the underlying reimbursable costs are incurred.

Long-Lived Assets

Real Estate

The Company classifies real estate in accordance with the criteria of FAS 144 as follows: (i) Real estate held for sale, which includes completed assets or land for sale in its present condition that meets all of the FAS 144 “held for sale” criteria, (ii) Real estate under development (current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (iii) Real estate under development (non-current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iv) Real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced. Any asset reclassified from real estate held

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

for sale to real estate under development (current or non-current) or real estate held for investment is measured individually at the lower of its fair value at the date of the reclassification or its carrying amount before it was classified as “held for sale,” adjusted (in the case of real estate held for investment) for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment.

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

FAS 144 extends the reporting of a discontinued operation to a “component of an entity,” but further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in FAS 144, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of the Company’s real estate assets is generally accounted for in a discrete subsidiary, almost every real estate asset constitutes a component of an entity under FAS 144, increasing the likelihood that the disposition of assets the Company holds for sale in the ordinary course of business must be reported as a discontinued operation unless the Company has significant continuing involvement in the operations of the asset after its disposition. Furthermore, operating profits and losses on such assets are required to be recognized and reported as operating profits

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

and losses on discontinued operations in the periods in which they occur. The Company has certain real estate assets that are land parcels and constitute a component of an entity. From time to time, the Company disposes of these land parcels in smaller lots. An individual lot that is part of a larger land parcel does not constitute a component of an entity within the meaning of paragraph 41 of FAS 144 until it is either classified as held for sale in accordance with FAS 144 or sold.

Goodwill and Indefinite Lived Intangibles

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Accumulated amortization of goodwill was $9,837 and $9,957 at December 31, 2004 and 2003, respectively. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (“FAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. These impairment tests are based on the comparison of the fair value of each of the Company’s reporting units to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a writedown of goodwill is recognized. The Company’s reporting units mirror its two segments, Global Services and Development and Investment, as each segment’s underlying business units have similar long-term economic characteristics and service delivery capabilities. All of the Company’s goodwill relates to its Global Services segment. The Company has performed the required impairment tests under FAS 142 and has determined that no impairment of its goodwill exists at December 31, 2004.

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

The Company’s contract intangibles consist of upfront cash payments to clients and direct third party costs incurred in order to enter into new long-term outsourcing contracts. These costs are considered part of the total contract cost when negotiating the future revenue to be received under a new contract. These payments and costs are capitalized and amortized as a reduction of the related revenue over the life of the underlying contract. The Company also classifies any writedowns of such capitalized upfront payments or costs due to impairment in value, such as might occur upon the early termination of a contract, as a reduction of revenue. See Note 15 for discussion of impairment losses recognized on contract intangibles in 2002.

From time to time, the Company enters into contracts with certain management level employees and brokers, as well as employees hired in connection with acquisitions of real estate services companies. To the extent that any amount paid or loaned to an employee (generally at the inception of the employment relationship or in connection with employee relocations) in accordance with these agreements is

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

contractually tied to an employee’s future service with the Company, the amount is expensed as compensation over the period of time that such future services to the Company are required, as stipulated in the applicable agreement. Amounts loaned to employees under these arrangements are included in notes and other receivables and other assets in the Company’s consolidated balance sheet.

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

Restricted Cash

At December 31, 2004 and 2003, restricted cash primarily consists of $8,254 and $7,647, respectively, received by the Company from clients for future development costs on buildings being renovated or constructed by the Company on behalf of such clients. Contractual restrictions provide that these funds can only be used to pay for construction costs related to the underlying renovation or construction projects.

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

Concentration of Credit Risk

The Company provides services to owners and users of real estate assets primarily in the United States. The Company generally does not require collateral from its clients. The risk associated with this concentration is mitigated because of the large number of clients and their geographic dispersion.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

Earnings Per Share

The weighted-average common shares outstanding used to calculate diluted earnings per share for 2004, 2003 and 2002 include 2,175,348, 1,208,022 and 1,055,258 shares, respectively, to reflect the dilutive effect of unvested restricted stock and outstanding options to purchase shares of common stock.

Stock-Based Compensation

The Company has elected to use the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for its stock-based compensation arrangements (see Note 10). Compensation expense for stock options is recognized to the extent the market price of the underlying stock on the date of grant exceeds the exercise price of the option. The Company recognizes compensation expense related to restricted stock awards over the vesting period of the underlying award in an amount equal to the fair market value of the Company’s stock on the date of grant.

Pro forma information regarding net income and net income per share, shown in the table below, has been determined as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.21% and 4.86%; a dividend yield of 0.00%; volatility factors of the expected market price of the Company’s common stock of 0.407 and 0.420; and a weighted-average expected life of the options of seven years. The Company made no option grants in 2004.

The Company elected to use the intrinsic method in accounting for its stock-based compensation arrangements in part because the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma information is as follows:

	Years Ended December 31,
	2004	2003	2002
Net income, as reported	$39,119	$21,040	$16,653
Add: Stock-based employee compensation expense included in net income, net of related tax effects	4,097	2,216	287
Deduct: Stock-based employee compensation expense (benefit) determined under fair value based method for all awards, net of related tax effects	5,844	5,034	(15)
Pro forma net income	$37,372	$18,222	$16,955
Net income per share:
Basic—as reported	$1.12	$0.59	$0.47
Basic—pro forma	$1.07	$0.51	$0.47
Net income per share:
Diluted—as reported	$1.05	$0.57	$0.45
Diluted—pro forma	$1.00	$0.50	$0.46

Guarantees

The Company accounts for its guarantees of the obligations of others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that guarantors recognize a liability for certain guarantees at the fair value of the guaranteed obligation at the inception of the guarantee, even if the likelihood of performance under the guarantee is remote. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 20 for disclosures related to the Company’s guarantees in accordance with FIN 45.

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company’s financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. As of December 31, 2004, the estimated settlement value of non-controlling interests in the Company’s consolidated limited life subsidiaries is $9,859, as compared to book value (included in

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

minority interest on the Company’s balance sheet) of $7,497. The excess of settlement value over book value is driven by an even larger estimated appreciation of certain consolidated real estate assets and investments from the Company’s book value, offset by estimated selling costs and debt prepayment penalties, if any.

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which is a revision of FAS 123. Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

FAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on July 1, 2005. FAS 123R permits public companies to adopt its requirements using one of two methods:

A “modified-prospective” method in which compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date.

A “modified-retrospective” method which includes the requirements of the modified-prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company plans to adopt FAS 123R using the modified-prospective method.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in 2002, 2003 and 2004, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in this Note 1. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $542, $86 and $170 in 2004, 2003 and 2002, respectively.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

2.   Variable Interest Entities

The Company was involved in forming a legal entity to act primarily as an agent of the Company to enter into policies with insurance carriers. The policies are for various types of insurance, including general liability, workers’ compensation and auto. The entity is wholly-owned by an employee of the Company who holds the appropriate local insurance agent’s license required to issue these insurance policies on behalf of the insurance carriers. The entity collects premiums and remits them to the insurance carriers. In exchange, the entity receives commissions from the insurance carriers and remits a portion of the commission revenue to the Company (determined at the Company’s full discretion) in accordance with a facilities and services agreement. Based upon its evaluation, the Company consolidates this entity as the primary beneficiary of a VIE under FIN 46. The Company has $1,696 recorded in restricted cash and $400 recorded in cash and cash equivalents that serve as collateral for the VIE’s obligations to the insurance carriers.

In September 2004, the Company issued a budget guaranty relating to a development project. Under the budget guaranty, the Company is responsible for all costs in excess of an approved budget of approximately $35,400. The Company was involved in the design of the underlying entity and has determined that its budget guaranty represents a variable interest in a VIE for which the Company is not the primary beneficiary. The Company cannot estimate its actual maximum exposure to loss as a result of its involvement with this VIE because the budget guaranty is unlimited. However, based on the Company’s experience of minimal payments under similar arrangements and the existence of a guaranteed maximum contract between the general contractor and the owner of the project that mitigates the Company’s risk, the Company believes that its exposure to loss is minimal.

In December 2003, the Company sold a parcel of land for $1,750 to an independent third party (see Note 3). The consideration received included a $1,125 interest-bearing note from the buyer which the Company has determined is a variable interest in a VIE. The VIE is a single asset entity financed with the Company’s note and another loan subordinate to the Company’s note. Based on the Company’s evaluation, the Company is not the primary beneficiary of the entity, and therefore, has not consolidated the entity. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its outstanding note balance of $1,099 as of December 31, 2004.

The Company is part of a co-lender group with an independent third party that issued a mezzanine loan to the owner of two office buildings. In April 2000, the Company provided $567 of the total $5,667 mezzanine loan. At that time, another independent third-party lender provided the senior financing of $19,100 to the owner. The Company also provides building management and leasing services for the buildings under a long-term contract at market rates for such services. The mezzanine loan arrangement is considered to be a variable interest in the entity that owns the property, which the Company believes is a VIE. However, based upon the Company’s evaluation, the Company is not the primary beneficiary of the entity and therefore, the Company has not consolidated the VIE. The VIE sold one of its buildings in December 2004 and paid a portion of the Company’s note receivable at that time. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its outstanding note balance of $438 as of December 31, 2004.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

2.   Variable Interest Entities (Continued)

In 2002, the Company paid $1,500 to an entity in exchange for entering into a management agreement and obtaining participation rights in the residual cash flows of the entity available to its equity holders after repayment of debt. This arrangement is considered to be a variable interest in the entity, which is a VIE. The Company holds no other interest in the entity. The entity is a single purpose entity which owns and operates a real estate asset with an estimated fair value in excess of $90,000 as of December 31, 2004. Based on the Company’s evaluation, the Company is not the primary beneficiary of the entity and therefore, has not consolidated the entity. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to $1,500 (recorded in other assets on the Company’s consolidated balance sheet) as of December 31, 2004.

3.   Real Estate

The Company provides build-to-suit services for its clients and also develops or purchases certain projects which it intends to sell to institutional investors upon project completion or redevelopment. Therefore, the Company has ownership of real estate until such projects are sold. Certain real estate assets owned by the Company secure the outstanding balances of underlying mortgage or construction loans. All real estate is included in the Company’s Development and Investment segment (see Note 22). At December 31, real estate consists of the following:

	2004
	Land	Buildings and Improvements		Other		Total
Real estate under development (current)	$6,200	$14,556		$—		$20,756
Real estate included in assets held for sale (see Note 9)	2,664	1,281		—		3,945	(1)
Real estate under development (non-current)	30,713	29,817		—		60,530
Real estate held for investment	94,932	39,676	(2)	1,146	(3)	135,754
	$134,509	$85,330		$1,146		$220,985

	2003
	Land	Buildings and Improvements		Other		Total
Real estate under development (current)	$25,502	$13,839		$—		$39,341
Real estate included in assets held for sale (see Note 9)	32,284	38,919		—		71,203	(1)
Real estate under development (non-current)	5,760	585		—		6,345
Real estate held for investment	36,837	13,105	(2)	124	(3)	50,066
	$100,383	$66,448		$124		$166,955

(1)          Net of allowance of $0 and $1,048 at December 31, 2004 and 2003, respectively, to reflect assets at fair value less cost to sell.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

3.   Real Estate (Continued)

(2)          Net of accumulated depreciation of $1,000 and $307 at December 31, 2004 and 2003, respectively.

(3)          Includes balances for lease intangibles and tenant origination costs of $(1,238) and $2,384 at December 31, 2004, and $101 and $23 at December 31, 2003, respectively. The Company records lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization (recorded as a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs).

In 2004, 2003 and 2002, the Company recorded provisions for losses on real estate (included in general and administrative expenses or discontinued operations in the consolidated statement of income) of $94, $1,903 and $539, respectively, to increase the allowances on real estate held for sale to reflect assets at fair value less cost to sell. With respect to one project to which these allowances relate, the related non-recourse note payable matured in 2004, and the Company conveyed the underlying property to the lender in order to satisfy the note.

During 2004, 2003 and 2002, the Company recorded writedowns for impairment of real estate (not classified as held for sale at the time of such writedowns) totaling $578, $4,005, and $623, respectively. In 2004 and 2003, $120 and $2,826 of such impairments are included in discontinued operations in the consolidated statement of income, and all remaining amounts in all periods are included in general and administrative expenses.

The 2004 writedowns for impairment primarily relate to a vacant land parcel in a market in which rental rates continue to decline and vacancy rates continue to increase. The Company obtained market comparisons for the land parcel and determined that, based on those market comparisons, the value of the land was impaired. A portion of the 2004 and 2003 writedowns related to a real estate project located in a market with high vacancy rates and other buildings likely to lease up prior to the Company’s building. The fair value of the asset was based on market comparisons obtained by the Company. The Company sold the underlying asset and funded $316 of the recourse note payable in August 2004. The 2003 writedowns also reflect impairment related to a single-tenant office/industrial real estate project. The non-recourse note payable related to the project had matured and subsequently, the Company conveyed the underlying property to the lender to satisfy the note. The fair value of the asset was determined based on a discounted cash flow projection prior to the conveyance of the property to the lender.

In 2002, the Company recorded a writedown for impairment of $623 primarily related to a land parcel located in an office park heavily dependent on the telecom industry. Due to significant layoffs in the telecom industry and the resulting vacancies in office space, the Company obtained market comparisons for the land parcel and determined that, based on those market comparisons, the value of the land was impaired.

In 2002, the Company recorded adjustments totaling $1,472 to the carrying amount of buildings and improvements previously classified as “held for sale,” but reclassified to real estate held for investment, when adopting the provisions of FAS 144. The adjustments were made to reflect depreciation that would have been recorded had the assets been continuously classified as real estate held for investment since the Company’s acquisition of the assets. Of the total $1,472 adjustment, $1,260 was recorded as provision for

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

3.   Real Estate (Continued)

losses on real estate (included in general and administrative expenses in the statement of income). Certain assets owned by Trammell Crow Investment Fund IV, L.P. (“Fund IV”), which was accounted for using the equity method until December 31, 2002 (see Note 5), were reclassified from real estate held for sale to real estate held for investment. Accordingly, income from investments in unconsolidated subsidiaries (before income taxes) reflects an adjustment of $212 for depreciation on these assets since the reclassification of these assets occurred prior to the consolidation of Fund IV by the Company.

Also in 2004, the Company sold a 150-acre land parcel to a third party for cash of $30,010. At the time of sale, a consolidated subsidiary of the Company (other than the entity that sold the property) held a purchase contract on seven acres of the 150-acre land parcel. As a result, the Company recorded the transaction specific to the seven-acre parcel as a financing transaction, rather than a sale. As of December 31, 2004, real estate and other assets held for sale includes $344 of real estate, and liabilities related to real estate and other assets held for sale includes $1,386 of notes payable related to this seven-acre land parcel.

In 2003, the Company sold a parcel of land for $1,750 to an entity determined to be a VIE, of which $1,125 of the consideration received was in the form of an interest-bearing note from the buyer (see Note 2). The Company retained a unilateral right to repurchase the property at any time through 2006, in addition to maintaining the right to approve any plans for development on the property. If the Company exercises its repurchase option, the Company would repay the amount it received from the buyer, plus a return on the buyer’s investment. Because of the Company’s continuing involvement in and option to repurchase the property, the transaction was recorded as a financing transaction rather than a sale. As of December 31, 2004, real estate and other assets held for sale includes $1,408 of real estate and $1,099 of notes receivable, and liabilities related to real estate and other assets held for sale includes $1,750 of notes payable and $211 of accrued interest related to this parcel of land.

The estimated costs to complete the 39 projects under development or to be developed by the Company as of December 31, 2004, total $294,929. At December 31, 2004, the Company had commitments for the sale of four of the projects.

Rental revenues (which are included in development and construction revenue) and expenses (which are included in general and administrative expenses) relating to the Company’s operational real estate properties, excluding those reported as discontinued operations, were $10,081 and $7,115, respectively in 2004, $9,434 and $4,632, respectively, in 2003 and $15,271 and $6,354, respectively, in 2002.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

4.   Furniture and Equipment

Furniture and equipment consist of the following at December 31:

	2004	2003
Owned assets, at cost	$47,418	$61,427
Less: Accumulated depreciation on owned assets	30,388	41,011
	17,030	20,416
Assets under capital leases	4,890	4,185
Less: Accumulated amortization on assets under capital leases	3,271	3,296
	1,619	889
Less: Furniture and equipment, net, included in real estate and other assets held for sale (see Note 9)	—	15
Furniture and equipment, net	$18,649	$21,290

5.   Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consist of the following at December 31:

	2004	2003
Real estate	$39,829	$35,546
Other	34,261	29,479
	$74,090	$65,025

As part of its real estate development activities, the Company has numerous investments in unconsolidated subsidiaries, generally with unaffiliated parties. These underlying entities typically own real estate investments and carry debt related to the financing of such real estate.

In 2004, the Company recorded a writedown for impairment of $536 related to an investment in an unconsolidated subsidiary accounted for by the equity method. The unconsolidated subsidiary owns a suburban office building in a market which has experienced high vacancies and where a planned major airport expansion, which was anticipated to positively impact the geographic area where the building is located, has been delayed for a number of years. The Company reviewed the undiscounted cash flows expected to be generated by the investment and determined that they are less than the carrying amount of the investment. Accordingly, the investment was written down to its fair value determined based upon the expected present value of discounted cash flow projections.

The aggregate carrying amount of the Company’s cost method investments is $2,441 at December 31, 2004. The Company evaluated the carrying amount of its cost method investments for impairment and determined that no impairment exists as of December 31, 2004.

On December 31, 2002, the Company paid $13 to purchase all of the outstanding shares of common stock of Realty Holdings, Inc. (“RHI”), a corporation that was formed to invest in real estate partnerships (the “RHI Purchase”). As a result, the Company became the sole shareholder of RHI on such date. Prior to the RHI purchase, the Company had invested $100 in exchange for all of the 500 shares of non-voting

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

5.   Investments in Unconsolidated Subsidiaries (Continued)

preferred stock of RHI, and eleven individuals, all of whom were current or former executives of the Company, collectively owned the 990 shares of outstanding common stock of RHI (with each of these individuals investing $1). These executives’ ownership of common stock of RHI was not contingent on continued employment with the Company. However, a majority of the stockholders of RHI had the ability to cause RHI to purchase any other stockholder’s shares of RHI at any time for any reason. RHI also had the right of first refusal to purchase the shares of a common stockholder if such stockholder wished to sell his shares and had a bona fide written offer from a third party. RHI is controlled by its Board of Directors, which is elected by the common shareholder(s). Each of the three directors is an officer of the Company, but none was a stockholder of RHI. Through December 31, 2001, RHI had invested in five single-purpose real estate projects as a 0.5% or 1.0% general partner, with wholly-owned subsidiaries of the Company as 99.5% or 99.0% limited partners. RHI and the Company each had minimal investments in such subsidiaries, since the underlying real estate projects were 100% financed with third-party debt.

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

The Company’s share of income (loss) of RHI and Fund IV was $341 and $(379), respectively, for 2002 (up to the time that RHI and Fund IV were consolidated by the Company).

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

5.   Investments in Unconsolidated Subsidiaries (Continued)

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

The Company owns approximately 10% of the outstanding stock of Savills, a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia. The investment is classified as an “other” investment in the first table of this Note 5. The Company accounts for its interest in Savills on the equity method because it has significant influence over Savills due to the following factors: (i) the Company has the right to designate two members of Savills’ board of directors (which has significant influence over the management of Savills), which is comparable to the rights of investors owning approximately 20% at the time the Company acquired the shares; and (ii) the Company has a strategically significant commercial relationship with Savills. The Company also has an option giving it the right to purchase from Savills the number of shares necessary to increase its share ownership to approximately 20% of the Savills shares then outstanding. This option is exercisable at any time during the period from May 9, 2003 through May 9, 2005 at 120% of the market price prevailing at the time of exercise. The Company’s portion of Savills’ undistributed earnings totals $9,302 at December 31, 2004, and is included in retained earnings. The aggregate market value of the investment at December 31, 2004, is $59,500, which exceeds its carrying value.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

5.   Investments in Unconsolidated Subsidiaries (Continued)

Summarized financial information for unconsolidated subsidiaries accounted for on the equity method is as follows:

	December 31
	2004	2003
Real Estate:
Real estate	$287,791	$294,317
Other assets	50,482	28,898
Total assets	$338,273	$323,215
Notes payable on real estate	$160,799	$120,958
Other liabilities	9,986	12,806
Equity	167,488	189,451
Total liabilities and equity	$338,273	$323,215
TFK Retail, Ltd.:(1)
Real estate	$—	$101,106
Other assets	—	4,870
Total assets	$—	$105,976
Notes payable on real estate	$—	$104,195
Other liabilities	—	2,483
Equity	—	(702)
Total liabilities and equity	$—	$105,976
Other:
Current assets	$410,161	$327,632
Non-current assets	122,826	117,880
Total assets	$532,987	$445,512
Current liabilities	$282,425	$192,893
Non-current liabilities	37,445	65,803
Minority interest	303	1,003
Equity	212,814	185,813
Total liabilities and equity	$532,987	$445,512
Total:
Assets	$871,260	$874,703
Liabilities	$490,655	$499,138
Minority interest	303	1,003
Equity	380,302	374,562
Total liabilities and equity	$871,260	$874,703

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

5.   Investments in Unconsolidated Subsidiaries (Continued)

	Years Ended December 31,
	2004	2003	2002
Real Estate:
Total revenues	$22,957	$25,945	$47,776
Total expenses	13,530	14,880	28,622
Net income	$9,427	$11,065	$19,154
TFK Retail, Ltd.:(1)
Total revenues	$38,311	$16,277	$16,307
Total expenses	2,289	20,938	17,238
Net income	$36,022	$(4,661)	$(931)
Other:
Total revenues	$679,856	$558,802	$450,087
Total expenses	614,727	524,187	433,911
Net income	$65,129	$34,615	$16,176
Total:
Total revenues	$741,124	$601,024	$514,170
Total expenses	630,546	560,005	479,771
Net income	$110,578	$41,019	$34,399

(1)          For the year ended December 31, 2004, TFK Retail, Ltd. (“TFK”), an entity that held a portfolio of real estate assets, represents a significant subsidiary in accordance with Rule 3-09 of Regulation S-X. The Company holds a 16.97% ownership interest in TFK, which disposed of all its assets in 2004.

6.   Accrued Expenses

Accrued expenses consist of the following at December 31:

	2004	2003
Payroll and bonuses	$67,315	$42,316
Commissions	36,171	38,337
Development costs	16,601	15,045
Deferred income	13,160	5,691
Interest	455	1,175
Insurance	2,150	3,032
Restructuring charges (see Note 17)	1,902	1,864
Other	11,229	9,584
	148,983	117,044
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale (See Note 9)	225	2,722
	$148,758	$114,322

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

7.   Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following at December 31:

	2004	2003
Borrowings under $150,000 line of credit with a bank (the “Credit Facility”)	$—	$10,000
Borrowings under a $25,000 discretionary line of credit with a bank	—	—
Borrowings under a £3,900 short-term borrowing facility with a bank (the “European Facility”)	—	—
Other	14	1,095
Total long-term debt	14	11,095
Less: Current portion of long-term debt	6	1,081
	$8	$10,014

During June 2002, the Company entered into the Credit Facility. Borrowings under the Credit Facility are due in June 2005, and bear interest at 1) the greater of prime or the Federal Funds Effective Rate plus 0.5%, plus a margin up to 0.75%, or 2) the Eurocurrency rate, plus a margin ranging from 1.75% to 2.5%, payable monthly. The weighted average interest rate for borrowings under the Credit Facility was 2.89% in 2004.

The shares of certain subsidiaries of the Company, accounting for at least 80% of Adjusted Gross EBITDA, as defined in the Credit Facility agreement, are pledged as security for the Credit Facility.

The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. In September 2004, the Credit Facility was amended, primarily to permit certain stock transactions, including the Company’s Modified Dutch Auction tender offer (see Note 10). At December 31, 2004, the Company is in compliance with all covenants of the Credit Facility, except the interest rate agreement requirement as discussed in this Note 7 (which noncompliance was waived as herein discussed).

The covenants associated with the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $150,000 commitment. At December 31, 2004, the Company has unused borrowing capacity of $126,454 (taking into account letters of credit outstanding) under its Credit Facility.

Under the Credit Facility, the Company pays a quarterly fee equal to 0.25% of the unused commitments under the line. In addition, the Credit Facility requires the Company to enter into one or more interest rate agreements for the Company’s floating rate indebtedness in excess of $30,000 (other than construction loans under which interest is capitalized in accordance with GAAP) ensuring the net interest is fixed, capped or hedged. The Company was not in compliance with the Credit Facility’s interest

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

7.   Long-Term Debt and Capital Lease Obligations (Continued)

rate agreement requirement at December 31, 2004. The Company held $1,542 of floating rate indebtedness (in excess of the $30,000 allowed under the Credit Facility), which was not subject to the interest rate cap agreement (see Note 19). The Company obtained a waiver effective February 28, 2005, from the lenders under the Credit Facility waiving compliance with this covenant for the period commencing on December 31, 2004, until, but not including, June 30, 2005.

Borrowings under the Company’s $25,000 discretionary line of credit are unsecured and reduce the borrowing capacity under the Credit Facility dollar for dollar. Each loan under the line matures in five business days, no later than June 28, 2005. Each loan bears interest at a rate agreed upon between the Company and the bank (weighted average borrowing rate of 2.89% in 2004), payable at the maturity of each loan.

The European Facility is held by the Company’s European outsourcing subsidiary. Borrowings under the European Facility are payable on demand, bear interest at the bank’s base rate plus 2.75% (weighted average borrowing rate of 5.95% in 2004), are payable quarterly, and are recourse to the Company.

Principal maturities of long-term debt at December 31, 2004, are as follows:

2005	$6
2006	5
2007	3
$14

The Company has obligations under capital leases, primarily for furniture and equipment, with maturity dates through December 2005, and bearing interest at various rates ranging from 0.41% to 7.53% per annum at December 31, 2004. Capital lease obligations are secured by the underlying assets.

Capital lease obligations consist of the following at December 31:

	2004	2003
Capital lease obligations	$363	$2,011
Less: Current portion of capital lease obligations	363	1,297
	$—	$714

Future minimum payments under capital lease obligations at December 31, 2004, are as follows:

2005	$366
Less: Amount representing interest	3
Present value of net minimum lease payments	$363

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

8.   Notes Payable on Real Estate

The Company has loans secured by real estate (the majority of which are construction loans) consisting of the following at December 31:

	2004	2003
Current portion of notes payable on real estate	$21,937	$47,235
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 9)	5,111	48,913
Total notes payable on real estate, current portion	27,048	96,148
Notes payable on real estate, non-current portion	122,656	7,118
Total notes payable on real estate	$149,704	$103,266

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

At December 31, 2004, $9,370 of the current portion and $18,178 of the non-current portion of notes payable on real estate are recourse to the Company (beyond being recourse to the single-purpose entity that holds the real estate asset and is the obligor on the note payable). With respect to a project to which $3,322 of the current recourse obligations relate, the Company has an agreement with an investor client to purchase the project upon completion, the proceeds of which will be used to repay the related note payable.

Principal maturities of notes payable on real estate at December 31, 2004, are as follows:

2005	$13,372
2006	34,491
2007	96,460
2008	5,381
$149,704

Interest rates on loans outstanding at December 31, 2004, range from 4.06% to 12.0%. Generally, interest only is payable on the real estate loans (and is generally drawn on the underlying construction loan), with all unpaid principal and interest due at maturity. Capitalized interest in 2004 and 2003 totaled $10,898 and $2,726, respectively.

In 2003, in conjunction with the purchase of a real estate project held for investment, the Company assumed the seller’s obligations on a note with respect to the project, resulting in a non-cash increase in notes payable on real estate totaling $796.

The Company has a participating mortgage loan obligation related to a real estate project that is classified as real estate under development (non-current). The participating mortgage loan is subordinate to a construction loan on the underlying project. The lender participates in net operating cash flow of the mortgaged real estate project, if any, and capital proceeds, net of related expenses, upon the sale of the

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

8.   Notes Payable on Real Estate (Continued)

project, after payment of amounts due under the construction loan. The lender receives 6% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35% to 80% of proceeds remaining after the construction loan is paid, based on reaching various internal rates of return. The amount of the participating liability and the related debt discount are $10,030 and $4,894, respectively, at December 31, 2004. In 2004, the Company amortized $5,136 of the debt discount, which has been capitalized to real estate under development (non-current).

9.   Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company’s balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at December 31, 2004, that were not classified as such at December 31, 2003, have been reclassified to real estate and other assets held for sale in the Company’s balance sheet as of December 31, 2003.

Real estate and other assets held for sale and related liabilities are as follows at December 31:

	2004	2003
Assets:
Notes and other receivables	$1,099	$1,285
Real estate held for sale (see Note 3)	3,945	71,203
Other current assets	1	1,481
Furniture and equipment, net	—	15
Other assets	—	66
Total real estate and other assets held for sale	5,045	74,050
Liabilities:
Accrued expenses (see Note 6)	225	2,722
Notes payable on real estate held for sale (see Note 8)	5,111	48,913
Other current liabilities	—	142
Total liabilities related to real estate and other assets held for sale	5,336	51,777
Net real estate and other assets held for sale	$(291)	$22,273

10.   Stockholders’ Equity

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

10.   Stockholders’ Equity (Continued)

In September 2004, the Company commenced a Modified Dutch Auction tender offer whereby it offered to purchase up to 4,444,444 shares of its common stock. Under the terms of the tender offer, the Company invited stockholders to tender their shares at a purchase price not in excess of $15.75 nor less than $13.50 per share. The tender offer was completed in October 2004, and as a result, the Company purchased 2,354,437 shares of common stock priced at $15.75 per share for a total of $37,934, including the costs of the tender offer. The transaction was financed from the Company’s available cash, and the Company placed the repurchased shares in treasury.

Under the Trammell Crow Company 1997 Option Plan (the “Assumed Option Plan”), the Company issued options to purchase 2,423,769 shares of the Company’s common stock at an exercise price of $3.85 per share. All options available under the Assumed Option Plan were granted on August 1, 1997. The options vested at the closing of the Company’s initial public offering on December 1, 1997, and became exercisable 30 days after that date. The options expire 10 years from the date of grant and are not contingent on continued employment with the Company. At December 31, 2004, common shares reserved for future issuance under the Assumed Option Plan total 896,135.

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

The Long-Term Plan also provides for the awards of Stock Appreciation Rights, Restricted Stock and Performance Units. In 2004, 2003 and 2002, the Company granted 671,313 shares, 1,636,500 shares and 30,000 shares, respectively, of restricted stock under the Long-Term Plan. The restricted stock vests over periods of up to five years. The weighted-average grant date fair value per share of the Company’s restricted stock issued in 2004, 2003 and 2002 was $12.90, $8.75 and $13.90, respectively. The Company recognized compensation expense of $6,605, $3,727 and $519 in 2004, 2003 and 2002, respectively, related to the grants of restricted stock, net of forfeitures.

At December 31, 2004, common shares reserved for future issuance under the Long-Term Plan total 6,079,903 shares, of which 1,033,722 common shares are available for future awards.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

10.   Stockholders’ Equity (Continued)

A summary of the Company’s stock option activity and related information, for the years ended December 31, 2004, 2003 and 2002, is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $9.74 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
	2004
Options outstanding:
Beginning of year	956,649	3,207,925	2,086,341	151,739	6,402,654
Granted	—	—	—	—	—
Exercised	(60,514)	(111,375)	—	—	(171,889)
Forfeited	—	(91,625)	(165,206)	(7,118)	(263,949)
Expired	—	—	—	—	—
End of year	896,135	3,004,925	1,921,135	144,621	5,966,816
Weighted-average exercise price of options:
Granted	—	—	—	—
Exercised	$3.85	$11.21	—	—
Forfeited	—	$11.20	$17.62	$30.91
Outstanding at end of year	$3.85	$11.76	$17.70	$28.66
Weighted-average fair value of options granted	—	—	—	—
Weighted-average remaining contractual life	2.6 years	4.4 years	3.6 years	3.3 years
Options exercisable:
Number of options	896,135	2,222,051	1,921,135	144,621	5,183,942
Weighted-average exercise price	$3.85	$11.54	$17.70	$28.66

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

10.   Stockholders’ Equity (Continued)

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $9.74 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
	2003
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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

11.   Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

	2004	2003	2002
Current
Federal	$22,061	$11,505	$7,133
State	4,454	2,323	1,440
International	743	(384)	731
	27,258	13,444	9,304
Deferred
Federal	(2,749)	754	3,401
State	(555)	152	686
	(3,304)	906	4,087
	$23,954	$14,350	$13,391

The components of the net domestic deferred tax asset are summarized below as of December 31:

	2004	2003
Deferred tax assets
Impairment of investments	$14,539	$16,630
Compensation expense relating to restricted stock	5,526	2,784
Compensation expense relating to stock options	4,473	4,798
Dispositions of real estate	4,017	256
Insurance reserves	1,374	—
Depreciation and amortization	1,190	1,740
Bad debts	1,111	1,151
Restructuring charges relating to future rent expense	607	732
Basis difference on real estate	—	342
Other	3,810	3,050
	36,647	31,483
Less: valuation allowance	961	1,026
Total deferred tax assets	35,686	30,457
Deferred tax liabilities
Goodwill amortization	(3,973)	(2,648)
Foreign currency translation adjustments	(1,897)	(1,223)
Basis difference on real estate	(585)	—
Other	(2,275)	(2,934)
Total deferred tax liabilities	(8,730)	(6,805)
Net deferred tax asset	$26,956	$23,652

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

11.   Income Taxes (Continued)

The components of the net international deferred tax asset are summarized below as of December 31:

	2004	2003
Deferred tax asset
International tax attribute carryforwards	$1,739	$1,217
Less: valuation allowance	1,739	1,217
Net deferred tax asset	$—	$—

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has determined that valuation allowances required at December 31, 2004, to reduce deferred tax assets to the amounts that will more likely than not be realized are $961 relating to certain nonqualified stock options and $1,739 relating to international tax attribute carryforwards. The changes in valuation allowances for the current year are a decrease of $65 for the domestic deferred tax asset and an increase of $522 for the international deferred tax asset.

Components of deferred income taxes are as follows at December 31:

	2004	2003
Current	$4,021	$3,754
Noncurrent	22,935	19,898
Net deferred tax asset	$26,956	$23,652

The differences between the provisions for income taxes and the amounts computed by applying the statutory federal income tax rates to income from continuing operations before income taxes for the years ended December 31 are:

	2004	2003	2002
Tax at statutory rate applied to income from continuing operations before income taxes	$12,432	$11,829	$8,856
State income taxes, net of federal tax benefit	1,523	1,450	1,086
Non-deductible meals	756	704	727
Change in international valuation allowance	522	280	848
International	221	(664)	(117)
Change in domestic valuation allowance	(65)	346	(702)
Income from investments in unconsolidated subsidiaries	(1,640)	(743)	(259)
Other	(370)	1,099	251
	$13,379	$14,301	$10,690

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

12.   Operating Leases

The Company has commitments under operating leases for office space and office equipment. During the years ended December 31, 2004, 2003 and 2002, rent expense was $23,197, $22,909 and $25,353, respectively.

Minimum future rentals to be paid and received under noncancelable operating lease and sublease commitments in effect at December 31, 2004, are as follows:

	Leases	Subleases	Net
2005	$21,164	$(1,481)	$19,683
2006	17,720	(1,091)	16,629
2007	12,637	(660)	11,977
2008	7,969	(62)	7,907
2009	5,800	(16)	5,784
Thereafter	3,934	—	3,934
	$69,224	$(3,310)	$65,914

13.   Employee Benefit Plans

The Company’s employees participate in a defined contribution savings plan, which provides the opportunity for pretax contributions by employees. The Company matches 50% of the employee’s contributions up to 6% of the employee’s annual earnings or a maximum of $7 per employee per annum. The Company’s contribution expense for 2004, 2003 and 2002, including amounts reimbursed by clients, was $7,799, $7,035 and $7,102, respectively.

The Company has also established the Trammell Crow Company Employee Stock Purchase Plan (the “ESPP”). Employees may elect to have bi-weekly payroll deductions of 1% to 10% of gross earnings, which is used to purchase, on a semi-annual basis, stock of the Company at a 15% discount from market value. The ESPP is available to all employees and requires a six-month holding period for stock purchased under the plan. The Company has reserved 2,000,000 shares of common stock for issuance under the ESPP, of which 1,863,125 have been issued as of December 31, 2004. In December 2004, the Company amended the ESPP (subject to stockholder approval) to increase the number of shares of common stock reserved for issuance by 1,000,000 shares, increase the required holding period to twelve months, and establish the date of issuance as the date to value the shares for purposes of establishing the per share purchase price.

14.   Gain on Disposition of Real Estate and Discontinued Operations

Real estate dispositions excluding those accounted for as discontinued operations during the years ended December 31 are as follows:

	2004	2003	2002
Projects sold	18	19	36
Net sale price	$127,325	$67,115	$142,149
Gain on sale	$28,795	$13,420	$24,217

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

14.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

The net sale prices for 2004 and 2003 noted above include notes receivable for $14,250 and $230, respectively, from purchasers of real estate projects.

In September 2004, the Company sold a real estate project for $15,875. The Company is leasing back a portion of the space in the project, and also had other continuing obligations to the buyer at the time of the sale. As a result, the transaction, initially recorded as a financing transaction, was ultimately accounted for as a sale when the continuing obligation period ended in the fourth quarter of 2004. The gain on this sale will be recognized over the Company’s lease term.

In 2004, the Company conveyed a multi-tenant industrial real estate project to the lender in order to satisfy the underlying non-recourse note that had matured. With respect to this disposition, the Company recorded a loss on disposition of real estate of $3, including $61 of income from extinguishment of debt. The transaction resulted in a non-cash decrease in real estate and other assets held for sale of $10,593 (increase in accounts receivable of $2, decrease in other current assets of $164, decrease in real estate held for sale of $10,698 and a decrease in other assets of $93), and a non-cash reduction in liabilities related to real estate and other assets held for sale of $10,950 (increase in accounts payable of $57, decrease in accrued expenses of $273 and a decrease in notes payable on real estate of $10,734).

In 2004, the Company sold its 100% interest in a consolidated subsidiary, which owned a partially-developed building, to an unrelated party for a net sales price of $808. The transaction resulted in a non-cash decrease in real estate and other assets held for sale of $3,032 (real estate held for sale of $2,951 and other assets of $81), a decrease in accounts receivable (included in real estate and other assets held for sale) of $4, and a non-cash reduction in liabilities related to real estate and other assets held for sale of $3,029 (decrease in accounts payable of $202 and a decrease in notes payable on real estate of $2,827). The Company expects to recognize a gain on disposition of $789 as a result of this transaction. The Company is recognizing the gain based on the percentage-of-completion method of profit recognition because it retained the obligation to complete the in-process development activities. As of December 31, 2004, $357 of the gain was recognized with the balance of the expected gain deferred into future periods.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

14.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

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

Real estate dispositions accounted for as discontinued operations under FAS 144 during the years ended December 31 are as follows:

	2004	2003	2002
Projects sold	4	4	4
Net sale price	$77,960	$25,064	$31,151
Gain on sale	$40,481	$5,336	$6,559

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

14.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

The components of discontinued operations for the years ended December 31 are as follows:

	2004	2003	2002
Revenues:
Development and construction	$377	$182	$416
Gain on disposition of real estate	40,481	5,336	6,559
	$40,858	$5,518	$6,975
Expenses:
Salaries, wages and benefits	—	55	110
Commissions	1,375	279	423
General and administrative	454	3,588	243
Depreciation	90	214	—
Amortization	—	4	14
Interest	257	1,281	127
	2,176	5,421	917
Operating income	38,682	97	6,058
Interest and other income	5	25	1
Income from discontinued operations, before income taxes	38,687	122	6,059
Income tax expense	(10,575)	(49)	(2,701)
Minority interest	(10,841)	—	—
Income from discontinued operations, net of income taxes	$17,271	$73	$3,358

15.   Intangible Assets and Acquisitions of Real Estate Service Companies

In 2003, the Company strengthened and extended through 2008 its strategic alliance with Savills. The strategic alliance was initially formed in 2000 for the purposes of providing each company’s clients access to the commercial real estate service capabilities of the other. As part of the 2003 agreement, the Company subscribed to $9 of additional capital in Trammell Crow Savills Limited, the Company’s consolidated European venture jointly owned with Savills, effectively increasing the Company’s ownership in this venture to approximately 95%. In addition, the Company purchased all of Savills’ ownership in Trammell Crow Savills Asia-Pacific Limited, the Company’s consolidated Asian joint venture, for a nominal amount, increasing the Company’s ownership of this venture to substantially 100%. While the Company recorded no gain or loss on this transaction, it recorded a non-cash increase in minority interest of $639, and an offsetting non-cash decrease in furniture and equipment. In 2004, the Company acquired Savills’ remaining 5% ownership in Trammell Crow Savills Limited for nominal consideration.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

15.   Intangible Assets and Acquisitions of Real Estate Service Companies (Continued)

Intangible assets consist of the following at December 31:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract intangibles	$13,672	$(10,210)	$13,299	$(8,181)
Employment contracts and noncompete agreements	8,584	(8,584)	11,201	(10,952)
Acquired management contracts	4,026	(4,026)	8,094	(7,546)
	$26,282	$(22,820)	$32,594	$(26,679)

In 2002, the Company recorded a writedown of $1,149, recognized as a reduction of facilities management revenue, due to impairment of a contract intangible for which the underlying management agreement was terminated in 2002. The contract intangible was written down to zero.

The estimated future charges for the intangible asset balance at December 31, 2004, are as follows:

2005	$2,319
2006	1,009
2007	89
2008	43
2009 and thereafter	2
$3,462

16.   Dispositions of Businesses

Effective March 1, 2002, the Company sold businesses that were engaged primarily in the development of retail centers and the management and leasing of regional malls to an affiliate of Faison Enterprises, Inc. (the “Faison Sale”). These businesses were acquired in 1998 as part of the Company’s acquisition of portions of the businesses of Faison & Associates and Faison Enterprises, Inc. (the “Faison Acquisition”). The Company continues to provide leasing and management services of non-retail assets and certain retail projects under contracts acquired in connection with the Faison Acquisition. The Company retained most of the net working capital in the disposed businesses and carried interests in certain development projects and received approximately $1,825 in exchange for such businesses and related assets upon completion of the transaction. Because the Company has continuing involvement with the disposed businesses, the operations have not been reported as discontinued operations. The Company recorded a gain of $79 upon disposition of the businesses in the first quarter of 2002. The Faison Sale was motivated by changes in the Company’s overall retail strategy, operating losses incurred in these businesses, and declining forecasts for future operations of these businesses (primarily due to the downturn in the real estate investment market and continuing consolidation of regional mall ownership into REIT’s, which tend to self-manage their properties). Henry J. Faison, Chairman of the Board of Faison

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

16.   Dispositions of Businesses (Continued)

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

17.   Restructuring Charges

During 2001, the Company announced an internal reorganization of its business designed to consolidate all of the property and facilities management, brokerage and corporate advisory, and construction and project management services delivered to both user and investor clients under a single leadership structure. As part of its restructuring plans, primarily during the fourth quarter of 2001, the Company closed several offices and identified offices with excess space that it intends to sublease to third parties. The Company recorded restructuring charges primarily comprised of lease obligations, costs to sublease excess space (offset by estimated future sublease income) and miscellaneous furniture and equipment writeoffs. These accruals will be relieved over the remaining terms of the underlying leases through March 2012. In 2004, the Company recognized $356 of additional charges due to a decrease in the expected amount of sublease income related to one of the identified offices with excess space.

Activity related to the Company’s lease obligations and related costs included in restructuring accruals in 2004 and 2003 is as follows:

Lease Obligations and Related Costs
Balance at December 31, 2002	$2,609
Cash payments	745
Balance at December 31, 2003	1,864
Charges	356
Cash payments	318
Balance at December 31, 2004	$1,902

18.   Related Party Transactions

In 2004, 2003 and 2002, the Company derived 2%, 2% and 4%, respectively, of its total revenues from services provided principally to two affiliated parties that are no longer affiliated with the Company. In

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

18.   Related Party Transactions (Continued)

addition, in 2004, 2003 and 2002, the Company derived 2%, 2% and 1%, respectively, of its total revenues from services provided to a client of which one of the Company’s directors is an officer. The Company also paid amounts in 2004, 2003 and 2002, representing 0.6%, 0.1% and 0.1%, respectively, of its total expenses to this same client. These costs primarily relate to hosting computer servers in an off-site location on behalf of the Company.

The Company has agreements to provide development and brokerage services to certain of its unconsolidated subsidiaries accounted for under the equity method under terms that the Company believes are consistent with the terms in similar agreements with unrelated parties. In each of the years ended December 31, 2004, 2003 and 2002, the Company derived 1% of its total revenues from such unconsolidated subsidiaries.

19.   Financial Instruments

As required under the Company’s Credit Facility, the Company has entered into various interest rate agreements to manage market risks related to changes in interest rates. The Company’s participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes.

On March 24, 2001, the Company renewed an existing interest rate swap agreement for a 24-month period ending March 24, 2003, with a notional amount of $150,000. This interest rate swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company’s variable rate debt. Under this interest rate swap agreement, if the actual LIBOR-based rate was less than the specified fixed interest rate, the Company was obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate was greater than the specified fixed interest rate, the differential interest amount was paid to the Company and recorded as a reduction of interest expense. The weighted average receive rates under the interest rate swap agreement for 2003 and 2002 were 1.37% and 1.80%, respectively.

Prior to November 1, 2001, the interest rate swap agreement was not designated as an effective hedge (although it was entered into for hedging purposes), and the Company recognized changes in fair value in current period earnings. As of November 1, 2001, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the Company designated the interest rate swap agreement as a cash flow hedge of the Company’s variable interest flow exposure, and began assessing effectiveness of the cash flow hedge in accordance with the hypothetical derivative method of FAS 133 Implementation Issue G7. The hypothetical derivative method captured the impact of the $4,809 swap liability already existing at November 1, 2001, as future hedge ineffectiveness of the newly designated hedge relationship because the liability originated from interest rate movements prior to the application of hedge accounting.

Accordingly, changes in fair value of the interest rate swap agreement attributable solely to the passage of time and payments made to settle the liability serve to reduce the liability, therefore benefiting net income in future periods. The Company recorded payments of $588 and $3,611 in 2003 and 2002, respectively, against its liability that would have been recorded to interest expense had the interest rate

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

19.   Financial Instruments (Continued)

swap agreement been designated as a hedge since its inception. Changes in the fair value of the interest rate swap agreement attributable to changes in benchmark market interest rates represent the effective portion of the hedge relationship and were recorded in other comprehensive income in accordance with FAS 133. Any hedge ineffectiveness was recorded in current period earnings. The interest rate swap agreement expired on March 24, 2003, therefore the liability balance is zero at December 31, 2004 and 2003. The Company recorded incremental interest expense of $567 in 2003 and $765 in 2002. Since the interest rate swap agreement expired on March 24, 2003, there was no related interest expense recorded in the year ended December 31, 2004.

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

In December 2004, the Company entered into an interest rate cap agreement with a notional amount of $10,000 expiring March 24, 2005, under which the Company will receive payments if the 30-day LIBOR based interest rate exceeds 3.0%. The interest rate cap agreement has not been designated as an effective hedge (although it was entered into for hedging purposes), and the Company will recognize changes in the fair value of the interest rate cap agreement in current period earnings. Through December 31, 2004, amounts recorded by the Company related to this interest rate cap agreement were not material.

In December 2004, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has an initial notional amount of $1,110 and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on January 1, 2006. Through December 31, 2004, amounts recorded by the Company related to this interest rate cap agreement were not material.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

19.   Financial Instruments (Continued)

In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $11,400 and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on March 1, 2005. Through December 31, 2004, amounts recorded by the Company related to this interest rate cap agreement were not material.

Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The carrying values of the Company’s long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

20.   Commitments and Contingencies

At December 31, 2004, the Company guaranteed repayment of a maximum of $16,158 of real estate notes payable of its unconsolidated subsidiaries of which $15,408 of the underlying notes payable was outstanding as of December 31, 2004. These notes are secured by the underlying real estate and have maturity dates through December 2009.

During 2004, the Company issued several debt repayment guarantees of others that are subject to the fair value provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (“FIN 45”).

In 2004, the Company issued a $1,000 debt repayment guaranty on a $10,185 construction loan in order to obtain a development fee contract and allow a third-party owner to obtain financing for a construction project. The guaranty expires upon project completion and achievement of a specified leasing target. The third-party owner has secured its obligation to the Company with a deed of trust on a separate parcel of land, should the Company be required to perform under the guaranty. The loan matures in November 2009. The Company estimates that its likely exposure under the guaranty is minimal and has recorded the fair value of the guaranty in an amount equivalent to the consideration received, or $102.

In 2004, the Company also issued a debt repayment guaranty of an unconsolidated subsidiary in conjunction with a $30,000 loan agreement. As part of this loan agreement, the Company issued a repayment guaranty of up to 50% of the loan balance plus any accrued and unpaid interest. At such time as the principal balance has been reduced to $15,000 or less and a target loan-to-value ratio has been reached, the Company’s guaranty is reduced to 25%. In exchange for the guaranty, the Company will receive a priority return with respect to its capital contribution based on the outstanding amount of principal on the loan. The Company estimates that its likely exposure under the guaranty is minimal and has determined that the present value of the priority return is the best estimate of the fair value of the guaranty under FIN 45. The Company has recorded a liability offset by an increase in its investment in unconsolidated subsidiary balance of $1,886.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

20.   Commitments and Contingencies (Continued)

During 2004, the Company issued several other debt repayment guarantees of unconsolidated subsidiaries that are subject to the provisions of FIN 45. The Company estimates that its likely exposure under these guarantees is minimal. On this basis, the Company estimates that the fair value of these guarantees is equivalent to the amount necessary to secure the guarantees using letters of credit from a bank, and the aggregate amount is nominal.

At December 31, 2004, the Company has outstanding letters of credit totaling $23,546, including $8,709 and $6,424 of which collateralize amounts recorded in other current liabilities and other liabilities, respectively. The letters of credit expire at varying dates through November 2005.

In addition, at December 31, 2004, the Company has numerous completion and budget guarantees relating to development projects. These guarantees are made with third-party owners in the normal course of business. Each of these guarantees requires the Company to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which the Company provides these guarantees. These contracts are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

From time to time, the Company acts as a general contractor with respect to construction projects. The Company does not consider these activities to be a material part of its business. In connection with these activities, the Company seeks to subcontract construction work for certain projects to reputable subcontractors. Should construction defects arise related to the underlying projects, the Company could potentially be liable to the client for the costs to repair such defects, but the Company would generally look to the subcontractor that performed the work to remedy the defect. Management does not expect to incur material losses with respect to construction defects.

The Company has made non-refundable earnest money deposits totaling $3,098 in conjunction with contracts to acquire approximately $120,516 of real estate from other entities.

The Company and one of its subsidiaries are defendants in a lawsuit styled Bank One Oklahoma, N.A, et al. (the “Bank”) v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, pending in the US District Court for the Northern District of Illinois, originally filed on April 2, 2003. The claims asserted by the plaintiffs relate to a sale/leaseback transaction involving a property in Oklahoma City previously owned by the Bank. The suit alleges breach of contract, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation and fraudulent concealment against the Company and/or its subsidiary and alleges that the plaintiffs have been damaged in an unspecified amount in excess of $15,000. The plaintiffs seek to recover actual damages, punitive damages and reasonable attorneys’ fees. The suit is in the process of discovery, and no trial date has been set. As of the date of this Form 10-K, the outcome of the suit cannot be predicted with any certainty, and the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome. While the Company cannot predict with any certainty the outcome of this matter, the Company currently believes the plaintiffs’ claims are without merit and is vigorously defending the lawsuit.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

20.   Commitments and Contingencies (Continued)

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

21.   Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three years ended December 31:

	2004	2003	2002
Interest paid	$15,555	$8,347	$10,875
Income taxes paid	15,387	8,998	8,611
Non cash activities:
Issuance of restricted stock, net of forfeitures	8,323	12,289	(77)
Capital lease obligations	667	2,161	1,180
Recognition of deferred gains related to dispositions in previous periods	381	339	941
Writeoff of furniture and equipment against prior year restructuring reserve	—	—	876
Conversion to equity of note payable to minority shareholder of consolidated joint venture	—	—	2,406

22.   Segment Information

Description of Services by Segment

The Global Services segment includes property and facilities management, brokerage and corporate advisory services, and project and construction management services delivered to both user and investor clients. The Development and Investment segment includes development activities performed on behalf of investor and user clients on a fee basis, as well as development and investment activities pursuant to which the Company takes an ownership position. The Development and Investment segment also includes activities related to the Company’s operating real estate projects prior to disposition.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

22.   Segment Information (Continued)

Factors Management Used to Identify the Company’s Reportable Segments

The Company’s reportable segments are defined by the nature of the service provided and activities conducted. Because development services require specialized knowledge, the Company’s organizational structure allows the group of individuals with specialized knowledge and experience in development activities to perform these services with greater focus through the Company’s Development and Investment segment. The organizational structure of the Global Services segment allows the Company to leverage resources in specific geographic areas, as non-development services provided to user and investor clients often require similar expertise.

Approximately 96% of the Company’s revenues are from clients located in the United States. In 2004 and 2003, one individual client accounts for $96,237, or 12%, and $73,668, or 10%, respectively, of the Company’s consolidated revenues. Revenues from this client are included primarily in the Company’s Global Services segment. No individual client accounted for more than 10% of the Company’s consolidated revenues in 2002.

Summarized financial information for reportable segments is as follows:

	Years Ended December 31,
	2004	2003	2002
Global Services:
Total revenues	$710,845	$649,617	$656,855
Costs and expenses(1)	682,735	628,234	648,293
Operating income	28,110	21,383	8,562
Interest and other income	1,424	863	259
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	29,534	22,246	8,821
Minority interest, before income taxes	560	675	3,323
Income from investments in unconsolidated subsidiaries, before income taxes	7,252	3,913	1,789
Income from continuing operations, before income taxes	37,346	26,834	13,933
Income from discontinued operations, before income taxes	946	376	791
Income before income taxes	$38,292	$27,210	$14,724

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

22.   Segment Information (Continued)

	Years Ended December 31,
	2004	2003	2002
Development and Investment:
Total revenues	$67,581	$55,929	$76,055
Costs and expenses(1)	76,115	62,947	73,688
Operating income (loss)	(8,534)	(7,018)	2,367
Interest and other income	1,384	1,420	927
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(7,150)	(5,598)	3,294
Minority interest, before income taxes	(5,406)	1,395	(402)
Income from investments in unconsolidated subsidiaries, before income taxes	10,437	12,637	7,160
Income (loss) from continuing operations, before income taxes	(2,119)	8,434	10,052
Income (loss) from discontinued operations, before income taxes	26,900	(254)	5,268
Income before income taxes	$24,781	$8,180	$15,320
Total:
Total revenues	$778,426	$705,546	$732,910
Costs and expenses(1)	758,850	691,181	721,981
Operating income	19,576	14,365	10,929
Interest and other income	2,808	2,283	1,186
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	22,384	16,648	12,115
Minority interest, before income taxes	(4,846)	2,070	2,921
Income from investments in unconsolidated subsidiaries, before income taxes	17,689	16,550	8,949
Income from continuing operations, before income taxes	35,227	35,268	23,985
Income from discontinued operations, before income taxes	27,846	122	6,059
Income before income taxes	$63,073	$35,390	$30,044

	December 31
	2004	2003
Total Assets:
Global Services	$319,464	$296,876
Development and Investment	429,486	333,250
Total consolidated assets	$748,950	$630,126

(1)          Costs and expenses include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $6,572, $3,701 and $2,319 related to the Global Services segment and $2,641, $1,402 and $148 related to the Development and Investment segment in 2004, 2003 and 2002, respectively.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(dollars in thousands, except per share data)

23.   Unaudited Interim Financial Information

Unaudited summarized financial information by quarter is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
2004:
Total revenues	$158,478	$182,480	$188,966	$248,502
Income (loss) from discontinued operations, net of income taxes(1)	340	(152)	(86)	17,169
Net income	2,099	3,214	5,854	27,952
Net income per share:
Basic	$0.06	$0.09	$0.16	$0.83
Diluted	$0.06	$0.09	$0.15	$0.77
2003:
Total revenues	$160,132	$169,146	$167,043	$209,225
Income (loss) from discontinued operations, net of income taxes(1)	(149)	(175)	(385)	782
Net income	1,144	3,072	1,783	15,041
Net income per share:
Basic	$0.03	$0.09	$0.05	$0.42
Diluted	$0.03	$0.08	$0.05	$0.41

(1)          Discontinued operations include the operations of real estate properties and gain on disposition of real estate properties held for sale or sold in which the Company retained or expects to retain no continuing involvement, in accordance with FAS 144.

24.   Subsequent Event

In March 2005, the Company announced that its Board of Directors has authorized the purchase of up to $20,000 of its common stock from time to time in open market purchases or in privately negotiated transactions. The repurchase of shares is intended to offset dilution resulting from equity incentive awards made under the Company’s stock plans.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

		Initial Cost				Balance at December 31, 2004
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total(A), (C),(D)	Accumulated Depreciation	Depreciable Lives in Years(B)	Date of Construction	Date Acquired

REAL ESTATE UNDER DEVELOPMENT (CURRENT)
Retail
Cockrell Hill, Dallas, TX	—	1,159	—	—	25	1,177	7	—	1,184	—	—	2004	2004
Parmer Lane Village, Austin, TX	1,890	252	—	—	1,612	394	1,470	—	1,864	—	—	2003	2003
Office
Aberdeen, Aberdeen, MS	4,773	—	—	—	4,728	756	3,972	—	4,728	—	—	2004	2004
BMP North Garland, Garland, TX	3,127	1,017	—	—	3,911	1,065	3,863	—	4,928	—	—	2004	2004
Industrial
Conroe Distribution, Conroe, TX	683	264	—	—	91	279	76	—	355	—	—	2004	2004
South River One, Cranbury Township, NJ	6,224	2,206	—	—	5,491	2,532	5,165	—	7,697	—	—	2003	2003
REAL ESTATE HELD FOR SALE
Industrial
TCDFW Ave E, Arlington, TX	1,975	445	1,162	—	92	418	1,281	—	1,699	—	—	1968	2003
Land
Glendale & 91st, Phoenix, AZ	1,386	344	—	—	—	344	—	—	344	—	—	N/A	2001
Hampden Town Center, Denver, CO	1,750	—	—	—	1,408	1,408	—	—	1,408	—	—	N/A	1999
Killeen, Killeen, TX	—	490	—	—	3	493	—	—	493	—	—	N/A	1999
REAL ESTATE UNDER DEVELOPMENT (NON-CURRENT)
Office
Concord Commons, Englewood, CO	—	997	—	—	1,690	1,735	952	—	2,687	—	—	N/A	2004
Mixed-Use (Multi-family/Retail)
High Street Columbia, Washington, D.C.	52,237	19,169	7,693	—	29,532	27,529	28,865	—	56,394	—	—	2002	2002
Land
Cityview Village Retail Center, San Antonio, TX	803	1,248	—	—	110	1,358	—	—	1,358	—	—	N/A	2004
Katy POB I, LP, Houston, TX	—	46	—	—	—	46	—	—	46	—	—	N/A	2004
Sugarland POB I, LP, Houston, TX	—	47	—	—	—	47	—	—	47	—	—	N/A	2004
REAL ESTATE HELD FOR INVESTMENT
Retail
Arvada Marketplace, Arvada, CO	4,476	2,477	5,000	—	348	2,507	5,318	—	7,825	(32)	39	1987	2004
Crossroads Mall, San Antonio, TX	—	6,984	6,571	(648)	24	6,990	6,655	(714)	12,931	(25)	39	1961	2004
Rosewood, Houston, TX	1,589	1,363	—	—	2,727	3,128	962	—	4,090	—	—	2002	2002
Office
Barton, Lenexa, KS	578	198	535	40	(29)	198	546	—	744	(19)	39	1989	2003
Chase Park, Austin, TX	11,112	3,592	6,246	2,551	690	3,600	7,619	1,860	13,079	(126)	39	1969	2004
Dallas #1, Dallas, TX	8,000	4,781	—	—	—	4,781	—	—	4,781	—	—	1957	2004
Meridian Tower, Tulsa, OK	6,303	1,200	7,489	—	961	1,200	8,450	—	9,650	(513)	39	1981	2001
Riata Gateway, Austin, TX	2,155	3,505	325	—	645	3,652	823	—	4,475	—	—	2004	2004
TCDFW Ave F, Arlington, TX.	1,439	1,370	1,970	226	(139)	1,317	2,110	—	3,427	(90)	39	1960	2003

TRAMMELL CROW COMPANY AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2004
(In thousands)

		Initial Cost				Balance at December 31, 2004
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total(A), (C),(D)	Accumulated Depreciation	Depreciable Lives in Years(B)	Date of Construction	Date Acquired

REAL ESTATE HELD FOR INVESTMENT (Continued)
Industrial
Pennsy Drive, Landover, MD	4,832	2,437	4,766	—	807	2,437	5,573	—	8,010	(87)	39	1966	2004
TCDFW Division, Arlington, TX	1,532	1,175	2,446	234	(191)	1,120	2,544	—	3,664	(108)	39	1971	2003
Mixed-Use (Multi-family/Retail)
High Street Clarkson, Denver, CO	527	1,203	—	—	597	1,740	60	—	1,800	—	—	2004	2003
Land
777 6th Street, Washington, D.C.	18,840	14,827	—	—	2,238	17,065	—	—	17,065	—	—	N/A	2004
Arrowwood, Charlotte, NC	—	321	—	—	—	321	—	—	321	—	—	N/A	1999
Ballpark Way, Houston, TX	5,380	6,401	—	—	1,634	8,035	—	—	8,035	—	—	N/A	2000
Bee Caves, Austin, TX	—	153	—	—	19	172	—	—	172	—	—	N/A	2003
Cameron, Alexandria, VA	—	3,359	—	—	3,609	6,968	—	—	6,968	—	—	N/A	2000
Centerpoint Commons, Bradenton, FL	8,092	9,844	—	—	17	9,859	2	—	9,861	—	—	N/A	2004
Cleveland, Cleveland, TN	—	260	—	—	(160)	100	—	—	100	—	—	N/A	1996
Fairway Center, Pasadena, TX	—	875	—	—	3,373	4,248	—	—	4,248	—	—	N/A	2001
Greenhill, Tulsa, OK	—	327	—	—	39	366	—	—	366	—	—	N/A	2002
John Young Pkwy Retail, Orlando, FL	—	942	—	—	10	952	—	—	952	—	—	N/A	2004
Lake Park Plaza, Lewisville, TX	—	926	—	—	590	1,516	—	—	1,516	—	—	N/A	1999
Lakeline Retail, Cedar Park, TX	—	75	—	—	(70)	5	—	—	5	—	—	N/A	2000
Nashville—MOB, Nashville, TN	—	648	—	—	27	658	17	—	675	—	—	N/A	2004
Sierra Corporate Center, Reno, NV	—	926	—	—	612	1,538	—	—	1,538	—	—	N/A	1999
South River Office, Cranbury Township, NJ	—	1,061	—	—	(10)	1,051	—	—	1,051	—	—	N/A	1998
Springtown Land, Austin, TX	—	227	—	—	—	227	—	—	227	—	—	N/A	1999
TCDC Land, Englewood, CO	—	1,888	—	—	1,945	3,833	—	—	3,833	—	—	N/A	1999
TCDFW LCT, Irving, TX	—	3,603	—	—	244	3,847	—	—	3,847	—	—	N/A	2000
Telco, Englewood, CO	—	1,405	—	—	(538)	867	—	—	867	—	—	N/A	2000
Wetmore, San Antonio, TX	—	484	—	—	146	630	—	—	630	—	—	N/A	2002
Total	$ 149,703	$ 106,521	$ 44,203	$ 2,403	$ 68,858	$ 134,509	$ 86,330	$ 1,146	$ 221,985	$ (1,000)

(A)               The aggregate cost for Federal Income tax purposes is approximately $223.4 million.

(B)                Land, real estate under development and real estate held for sale are not depreciated.

(C)               Includes an adjustment to reflect depreciation (on assets previously classified as “held for sale”) that would have been recorded had the assets been continuously classified as real estate held for investment since acquisition (Meridian Tower—$271).

(D)               Reflects a writedown for impairment (Telco—$553, Cleveland—$170, Lakeline—$70, and TCDFW LCT—$357).

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS
AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

Changes in real estate investments and accumulated depreciation for the three years ended December 31 are as follows:

	2004	2003	2002
Real estate investments:
Balance at beginning of year	$167,262	$174,173	$232,440
Additions and improvements	196,871	74,609	103,637
Dispositions	(141,435)	(75,858)	(159,270)
Other adjustments(1)	(713)	(5,662)	(2,634)
Balance at end of year	$221,985	$167,262	$174,173
Accumulated depreciation(2):
Balance at beginning of year	$(307)	$—
Depreciation expense	(888)	(1,148)
Dispositions	195	82
Other adjustments(1)	—	759
Balance at end of year	$(1,000)	$(307)

(1)          Includes amortization of lease intangibles and tenant origination costs, allowances to reflect certain assets at fair value less cost to sell, writedowns for impairment, and adjustments to reflect cumulative depreciation on assets that were reclassified from “held for sale.” Also includes reclassification of accumulated depreciation to real estate basis upon reclassification of assets to “held for sale.”

(2)          Prior to the Company’s adoption of FAS 144 in 2002, all real estate was classified as “held for sale” and therefore not depreciated.

FINANCIAL STATEMENTS

TFK Retail, Ltd., A Texas Limited Partnership

Years ended June 30, 2004, 2003, and 2002

TFK Retail, Ltd., A Texas Limited Partnership
Financial Statements
Years ended June 30, 2004, 2003, and 2002
Contents

Report of Independent Registered Public Accounting Firm

The Partners

TFK Retail, Ltd.

We have audited the accompanying balance sheets of TFK Retail, Ltd., a Texas limited partnership, as of June 30, 2004 and 2003, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TFK Retail, Ltd., a Texas limited partnership, at June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with United States generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
March 8, 2005

TFK Retail, Ltd., A Texas Limited Partnership
Balance Sheets

	June 30
	2004	2003
Assets
Real estate:
Land	$—	$16,450,615
Buildings and improvements	—	95,820,423
	—	112,271,038
Accumulated depreciation	—	(11,063,633)
	—	101,207,405
Cash and cash equivalents	692,162	2,406,619
Other receivables	785,727	—
Tenant receivables, net of allowance for doubtful accounts of $0 and $146,713 at June 30, 2004 and 2003	280,590	1,561,699
Deferred loan costs, net of accumulated amortization of $0 and $26,714 at June 30, 2004 and 2003	—	7,756
Deferred leasing commissions, net of accumulated amortization of $0 and $323,400 at June 30, 2004 and 2003	—	780,197
Other assets	4,340	331,128
Total assets	$1,762,819	$106,294,804
Liabilities and Partners’ Capital
Liabilities:
Notes payable	$696,307	$102,849,602
Accrued property taxes	—	997,200
Accrued interest	—	427,325
Payables to affiliates	—	222,230
Accounts payable and accrued liabilities	107,196	296,415
Prepaid rent	—	527,994
Tenant security deposits	6,153	224,060
Total liabilities	809,656	105,544,826
Partners’ capital:
General partners	19,064	14,722
Limited partners	934,099	735,256
Total partners’ capital	953,163	749,978
Total liabilities and partners’ capital	$1,762,819	$106,294,804

See accompanying notes.

TFK Retail, Ltd., A Texas Limited Partnership
Statements of Operations

	Year ended June 30
	2004	2003	2002
Revenues
Rental	$8,400,393	$12,511,650	$12,413,240
Tenant reimbursements	3,114,886	3,497,529	3,704,480
Other	62,119	94,052	75,968
	11,577,398	16,103,231	16,193,688
Operating Expenses
Repairs and maintenance	890,260	1,173,779	1,181,640
Utilities	189,285	240,027	233,176
Insurance	219,208	314,285	230,370
Property taxes	1,348,470	1,966,523	1,949,693
General and administrative	655,293	831,033	698,625
Management fees	691,518	1,156,216	1,048,607
Bad debts	182,440	19,151	305,418
Other	31,484	—	4,876
	4,207,958	5,701,014	5,652,405
Income from operations	7,369,440	10,402,217	10,541,283
Depreciation and amortization	1,702,213	3,175,804	2,990,645
Interest	22,588,942	11,347,039	8,328,072
Net loss before gain on sale of real estate	(16,921,715)	(4,120,626)	(777,434)
Gain on sale of real estate	51,303,496	—	—
Net income (loss)	$34,381,781	$(4,120,626)	$(777,434)

See accompanying notes.

TFK Retail, Ltd., A Texas Limited Partnership
Statements of Changes in Partners’ Capital

	General Partners		Limited Partners
	GPI-Lincoln, Inc.	TC Houston TFK, Inc.	MDLP Holdings, Inc.	TCH TFK, L.P.	GPIL, Inc.	Tri-States Retail Investments, L.L.C.	Total
Capital at June 30, 2001	$93,509	$90,367	$80,475	$1,441,595	$7,592,630	$—	$9,298,576
Distributions	(21,764)	(21,764)	(18,717)	(347,571)	(1,766,582)	—	(2,176,398)
Net loss	(7,832)	(7,484)	(6,742)	(119,341)	(636,035)	—	(777,434)
Capital at June 30, 2002	63,913	61,119	55,016	974,683	5,190,013	—	6,344,744
Distributions	(14,742)	(14,742)	(12,677)	(235,420)	(1,196,559)	—	(1,474,140)
Net loss	(41,602)	(39,224)	(35,822)	(625,229)	(3,378,749)	—	(4,120,626)
Capital at June 30, 2003	7,569	7,153	6,517	114,034	614,705	—	749,978
Transfer of ownership	—	—	—	—	(254,902)	254,902	—
Distributions	(341,786)	(341,786)	(247,971)	(9,805,616)	(359,803)	(23,081,634)	(34,178,596)
Net income	343,749	344,165	246,315	10,158,632	—	23,288,920	34,381,781
Capital at June 30, 2004	$9,532	$9,532	$4,861	$467,050	$—	$462,188	$953,163

See accompanying notes.

TFK Retail, Ltd., A Texas Limited Partnership
Statements of Cash Flows

	Year ended June 30
	2004	2003	2002
Operating Activities
Net income (loss)	$34,381,781	$(4,120,626)	$(777,434)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	(51,303,496)	—	—
Depreciation and amortization	1,702,213	3,175,804	2,990,645
Amortization of deferred loan costs	1,723	6,894	6,894
Loan participation amortization	17,437,951	3,648,294	629,327
Bad debt expense	182,440	19,151	305,418
Changes in operating assets and liabilities:
Tenant receivables	1,098,669	85,268	(493,169)
Other assets	326,788	(14,352)	(178,135)
Accrued interest	(427,325)	—	—
Accrued property taxes	(997,200)	(97,806)	(98,842)
Accounts payable and accrued liabilities	(419,349)	72,204	54,049
Prepaid rent	(527,994)	81,501	166,547
Tenant security deposits	(217,907)	(21,410)	(9,142)
Net cash provided by operating activities	1,238,294	2,834,922	2,596,158
Investing Activities
Property improvements	(661,704)	(1,542,580)	(556,101)
Other receivables	(785,727)	—	—
Leasing commissions	(695,615)	(446,901)	(183,364)
Proceeds from sale	152,960,137	—	—
Net cash provided by (used in) investing activities	150,817,091	(1,989,481)	(739,465)
Financing Activities
Payment of notes payable	(119,591,246)	—	—
Partner distributions	(34,178,596)	(1,474,140)	(2,176,398)
Net cash used in financing activities	(153,769,842)	(1,474,140)	(2,176,398)
Net decrease in cash and cash equivalents	(1,714,457)	(628,699)	(319,705)
Cash and cash equivalents at beginning of year	2,406,619	3,035,318	3,355,023
Cash and cash equivalents at end of year	$692,162	$2,406,619	$3,035,318
Supplemental Cash Flow Disclosure
Cash paid for interest, excluding loan participation	$5,576,593	$7,691,851	$7,691,851

See accompanying notes.

TFK Retail, Ltd., A Texas Limited Partnership
Notes to Financial Statements
June 30, 2004

1.   Organization

TFK Retail, Ltd. (the Partnership) was formed on August 16, 1999, for the purpose of acquiring, owning, and operating neighborhood retail shopping centers anchored by large national companies. The Partnership was originally owned by GPI-Lincoln, Inc. and TC Houston TFK, Inc. as co-general partners, and MDLP Holdings, Inc., TCH TFK, L.P. and GPIL, Inc. as limited partners. On July 1, 2003, GPIL, Inc. sold its interest in total to Tri-States Retail Investments, L.L.C. GPI-Lincoln, Inc., MDLP Holdings, Inc., and Tri-States Retail Investments, L.L.C. are collectively referred to as “Granite.” TC Houston TFK, Inc. and TCH TFK, L.P. are collectively referred to as “Crow.”

On March 1, 2004, the Partnership sold all of its real estate assets in a single transaction. The Partnership is currently winding up its affairs and distributing its remaining net assets to its partners.

2.   Summary of Significant Accounting Policies

Real Estate

Real estate is recorded at cost, less accumulated depreciation.

Depreciation is calculated on a straight-line basis, based upon the following useful lives:

Buildings and improvements	39 years
Site improvements	10 years

Tenant improvements are capitalized and depreciated over the life of the related lease.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments, which extend the economic useful lives of the assets, are capitalized.

Under the guidelines set forth under FAS 144, depreciation of the assets is to be discontinued once real estate assets are classified as held for sale. Further, assets held for sale are recorded at the lower of their carrying value or sales price less costs to sell. In connection with the sale of the properties on March 1, 2004, the Partnership classified the properties as held for sale on December 1, 2003. Depreciation was discontinued as of that date, and no write-down to the lower of carrying value or sales price less costs to sell was necessary.

The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. Impaired assets are reported at the lower of cost or fair value. No impairment losses have been recognized to date.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

TFK Retail, Ltd., A Texas Limited Partnership
Notes to Financial Statements (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Deferred Loan Costs and Leasing Commissions

Costs associated with financing the properties are deferred and amortized over the term of the respective loan using the effective interest method. Costs incurred to obtain leases are amortized using the straight-line method over the terms of the respective leases.

All deferred loan costs and leasing commissions were written off in connection with the sale of the properties on March 1, 2004.

Income Tax Matters

Under present income tax laws, the Partnership is not subject to federal income taxes; therefore, no taxes have been provided in the accompanying financial statements. The partners are to include their respective share of Partnership income or loss in their individual tax returns. The availability of these losses is subject to Section 704(d) of the Internal Revenue Code (Limitation on Allowance of Losses).

Revenue Recognition

Rental income includes the base rent each tenant is required to pay in accordance with the terms of the respective lease and is reported on a straight-line basis over the noncancelable lease term. Rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements is recorded as rent receivable. Certain lease agreements contain provisions that provide for the reimbursement of real estate taxes and certain other operating costs above their base-year costs. These reimbursements are included in rental and tenant reimbursements in the statements of operations.

Several tenants are also required to pay rent as a percentage of their gross sales volume to the extent such percentage rents exceed their base rents. Such percentage rents amounted to $169,219, $194,482, and $305,879 for the years ended June 30, 2004, 2003, and 2002, respectively.

Loan Participations

Management estimates the fair value of the participation feature of its loan at the time of inception of the loan or if conditions indicate that a change in value has occurred. The fair value of the participation feature is amortized over the life of the loan as a component of interest expense. Upon the sale of the properties, the participation was calculated based on the sales proceeds and paid to the lender.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and the accompanying notes thereto. Actual results could differ from those estimates.

TFK Retail, Ltd., A Texas Limited Partnership
Notes to Financial Statements (Continued)

3.   Real Estate

Real estate is comprised of the following:

	June 30
	2004	2003
Land	$—	$16,450,615
Buildings and improvements	—	88,032,177
Site improvements	—	6,827,483
Tenant improvements	—	960,763
	—	112,271,038
Accumulated depreciation	—	(11,063,633)
	$—	$101,207,405

On August 20, 1999, the Partnership purchased a portfolio of four retail properties for $108,527,000.

As of June 30, 2003, the Partnership owned four retail properties, as follows:

Retail Center	Location	Net Rentable Square Feet
First Colony Commons	Houston, Texas	410,047
Largo Mall	Tampa, Florida	372,202
Tates Creek Centre	Lexington, Kentucky	184,497
TJ Maxx Plaza	Miami, Florida	161,802

Sale of Assets

On March 1, 2004, the Partnership sold all of its operating properties in a single transaction to a third party. The sale price was $160,358,000. The gain from the sale after selling expenses amounted to $51,303,496. With the proceeds from the sale, the Partnership paid off the first and second lien mortgages, amounting to $81,395,250 and $16,279,050, respectively.

The second lien mortgages contained a participation feature. The lender was entitled to receive, at the earlier of maturity of the loans or upon sale or other disposition of the properties, an amount equal to 49% of the net proceeds, defined as the sales price or appraised value, less the note amounts, selling costs not to exceed 3% to 4%, and an amount necessary to give the Partnership a 15% internal rate of return over the ownership period of the property. Management determined that the value of the participating interest was $21,916,946 at the time of sale, and this amount was paid at closing. The difference between the actual amounts paid and the amount estimated as of June 30, 2003, is included as a component of interest expense.

TFK Retail, Ltd., A Texas Limited Partnership
Notes to Financial Statements (Continued)

4.   Notes Payable

The notes payable are summarized as follows:

	June 30
	2004	2003
First lien mortgages, fixed rate of 7.15%, maturing on August 19, 2004, with two 1-year extensions available, requiring monthly interest payments only	$—	$81,395,250
Second lien mortgages, fixed rate of 11.5%, maturing on August 19, 2004, with two 1-year extensions available, requiring monthly interest payments only	—	16,279,050
Accumulated amortization of participating interest	696,307	5,175,302
	$696,307	$102,849,602

The notes payable, including the loan participation, were repaid in full in connection with the sale of the Partnership’s properties on March 1, 2004 (see Note 3). At June 30, 2004, the participation represents additional amounts due the lender relating to activity subsequent to the sale of the properties.

5.   Partnership Agreement

Capital Contributions

Under the terms of the Agreement of Limited Partnership of TFK Retail, Ltd., a Texas limited partnership, the partners committed a total of $11,596,908 to the Partnership. As of June 30, 2004 and 2003, the partners have contributed $10,829,812 to the Partnership, as follows:

Partner	Initial Partnership Interest	Tier I Partnership Interest	Tier II Partnership Interest	Committed Capital	Contributed Capital
General Partners
TC Houston TFK, Inc., a Delaware corporation	1.00%	1.00%	1.00%	$115,966	$105,662
GPI-Lincoln, Inc., a Texas corporation	1.00	1.00	1.00	115,966	108,825
Limited Partners
TCH TFK, L.P., a Texas limited partnership	15.97	34.00	49.00	1,851,983	1,685,841
GPIL, Inc., a Delaware corporation/Tri-States Retail Investments, L.L.C., an Oklahoma limited liability company	81.17	63.33	48.49	9,412,993	8,835,838
MDLP Holdings, Inc., a Delaware corporation	0.86	0.67	0.51	100,000	93,646
	100.00%	100.00%	100.00%	$11,596,908	$10,829,812

The majority partner, as defined, may require that the partners make additional capital contributions in order to fund cash needs of the Partnership.

TFK Retail, Ltd., A Texas Limited Partnership
Notes to Financial Statements (Continued)

5.   Partnership Agreement (Continued)

On July 1, 2003, GPIL, Inc. sold its interest to Tri-States Retail Investments, L.L.C., who assumed GPIL’s partnership interest.

Distributions

Subsequent to the establishment of adequate cash reserves, monthly distributions of cash flow are to be distributed to the partners as follows:

•       First, to the payment of accrued interest on any Optional Loans, as defined;

•       Second, to the payment of principal on any Optional Loans, as defined; and

•       Third, to the partners in proportion to their respective partnership interests.

In the event of a Capital Transaction, as defined, the Capital Proceeds, as defined, are to be distributed to the partners as follows:

•       First, to the payment of Partnership debt;

•       Second, to the payment of accrued interest on any Optional Loans, as defined;

•       Third, to the payment of principal on any Optional Loans, as defined;

•       Fourth, to the partners in the amount and respective percentage of their Unreturned Capital Contributions;

•       Fifth, to the partners in proportion to their partnership interest until the partners’ IRR, as defined, on their Capital Contributions equals 18%;

•       Sixth, to the partners in proportion to their Tier I partnership interest until the partners’ IRR, as defined, on their Capital Contributions equals 25%; and

•       Seventh, to the partners in proportion to their Tier II partnership interest.

Profit and Loss Allocations

Profits prior to the liquidation of the Partnership are to be allocated as follows:

•       First, to the amounts distributed to each partner;

•       Second, to the extent of any previously allocated losses; and

•       Third, to the partners in proportion to their respective partnership interests.

Profits and losses in connection with the liquidation of the Partnership are to be allocated as follows:

•       First, to the partners in order to restore any negative capital account balances;

•       Second, to the partners, an amount required to cause their respective capital account balances to be in the ratio of their respective partnership interests; and

•       Third, to the partners in proportion to their respective partnership interests.

TFK Retail, Ltd., A Texas Limited Partnership
Notes to Financial Statements (Continued)

5.   Partnership Agreement (Continued)

Net losses are to be allocated as follows:

•       First, to the partners in proportion to their respective positive capital account balances;

•       Second, to the partners, an amount required to cause their respective capital account balances to be in the ratio of their respective partnership interests; and

•       Third, to the partners in proportion to their respective partnership interests.

6.   Leasing Activities

The Partnership leased a pad site adjacent to its property in Tampa. The Partnership was required to pay $11,193 per month in rent for this lease, which would have expired on June 15, 2025. During the years ended June 30, 2004, 2003, and 2002, the Partnership paid $89,542, $134,314, and $134,314, respectively, in ground rent.

7.   Related Party Transactions

An affiliate of Crow provides leasing and property management services for the properties. The affiliate is paid 4% to 6% of rental income and 3.25% of Gross Income, as defined, respectively, for these services. For the years ended June 30, 2004, 2003, and 2002, the Partnership paid $813,528, $446,901, and $259,884, respectively, in leasing commissions and $376,291, $601,403, and $515,267, respectively, in property and construction management fees. As part of the sale agreement, in lieu of management fees for the period from March through June 2004, salaries for property management personnel were reimbursed to a Crow affiliate by the Partnership. The amount related to this agreement totaled $27,040, which is reflected in the total salary amounts.

An affiliate of Crow provided brokerage services in connection with the sale of the properties. The affiliate was paid $3,608,055 for these services.

An affiliate of Crow also provides insurance to the Partnership. During the years ended June 30, 2004, 2003, and 2002, $-0-, $344,464, and $284,906, respectively, was paid to this affiliate. The Partnership’s payroll costs are allocated by an affiliate of Crow based on the amount of time personnel spend at the properties. For the years ended June 30, 2004, 2003, and 2002, the Partnership paid $5,000, $326,347, and $337,486, respectively, in payroll costs to the affiliate of Crow.

The lender is entitled to an asset management fee, calculated as 5% of the net operating income, as defined, of the properties. Asset management fees incurred for the years ended June 30, 2004, 2003, and 2002, amounted to $315,227, $554,813, and $533,340, respectively.