Form 10-Q
period 2005-03-31
TRAMMELL CROW CO
filed 2005-05-10
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

There were 34,895,515 shares of the registrant’s common stock outstanding as of May 1, 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$38,486	$163,637
Restricted cash	7,122	9,950
Accounts receivable, net of allowance for doubtful accounts of $3,126 in 2005 and $3,144 in 2004	91,023	103,551
Receivables from affiliates	3,145	1,626
Notes and other receivables	22,235	19,726
Income taxes recoverable	2,021	—
Deferred income taxes	4,022	4,021
Real estate under development	29,998	20,756
Real estate and other assets held for sale	16,266	6,423
Available for sale securities	495	—
Other current assets	17,361	18,089
Total current assets	232,174	347,779
Furniture and equipment, net	18,563	18,649
Deferred income taxes	23,187	22,935
Real estate under development	109,012	60,530
Real estate held for investment	120,074	134,376
Investments in unconsolidated subsidiaries	82,190	74,090
Goodwill, net	74,355	74,357
Available for sale securities	16,976	—
Other assets	18,890	16,234
	$695,421	$748,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,702	$23,731
Accrued expenses	87,725	148,757
Payables to affiliates	152	40
Income taxes payable	—	18,121
Current portion of long-term debt	6	6
Current portion of notes payable on real estate	27,193	21,937
Liabilities related to real estate and other assets held for sale	13,983	5,914
Other current liabilities	12,440	12,623
Total current liabilities	162,201	231,129
Long-term debt, less current portion	5	8
Notes payable on real estate, less current portion	155,707	122,079
Other liabilities	11,127	10,028
Total liabilities	329,040	363,244
Minority interest	32,807	44,756
Stockholders’ equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,903,058 shares issued and 35,264,347 shares outstanding in 2005 and 37,902,998 shares issued and 35,605,007 shares outstanding in 2004	379	379
Paid-in capital	196,472	196,314
Retained earnings	189,365	190,252
Accumulated other comprehensive income	1,921	2,043
Less: Treasury stock	(45,161)	(36,921)
Unearned stock compensation, net	(9,402)	(11,117)
Total stockholders’ equity	333,574	340,950
	$695,421	$748,950

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
REVENUES
User Services:
Facilities management	$55,137	$50,756
Corporate advisory services	24,673	22,534
Project management services	25,324	17,962
	105,134	91,252
Investor Services:
Property management	34,087	34,562
Brokerage	27,780	22,149
Construction management	2,215	1,718
	64,082	58,429
Development and construction	9,067	8,329
	178,283	158,010
Gain on disposition of real estate	1,568	468
	179,851	158,478
COSTS AND EXPENSES
Salaries, wages and benefits	125,745	116,152
Commissions	22,658	20,022
General and administrative	30,881	26,335
Depreciation and amortization	2,684	3,198
Interest	1,308	853
	183,276	166,560
Operating loss	(3,425)	(8,082)
Interest and other income	927	886
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(2,498)	(7,196)
Income tax benefit	953	3,020
Minority interest, net of income tax (expense) benefit of $(1,227) and $25 in 2005 and 2004, respectively	1,988	(35)
Income from investments in unconsolidated subsidiaries, net of income tax expense of $977 and $4,316 in 2005 and 2004, respectively	1,583	5,970
Income from continuing operations	2,026	1,759
Income from discontinued operations, net of income tax expense of $16 and $246 in 2005 and 2004, respectively	27	340
Net income	$2,053	$2,099
Income per share from continuing operations:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05
Income per share from discontinued operations, net of income taxes:
Basic	$—	$0.01
Diluted	$—	$0.01
Net income per share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
Weighted average common shares outstanding:
Basic	33,690,507	35,498,197
Diluted	36,144,031	37,390,140

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2005 (Unaudited) and Year Ended December 31, 2004 (Note 1)
(in thousands, except share data)

	Common Shares		Common Stock Par	Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Unearned Stock
	Issued	Treasury	Value	Capital	Earnings	Income	Stock	Compensation	Total
Balance at January 1, 2004	37,783,595	921,353	$377	$192,336	$151,560	$1,106	$(8,363)	$(9,387)	$327,629
Net income	—	—	—	—	39,119	—	—	—	39,119
Issuance of restricted stock	28,000	(644,313)	1	2,846	—	—	5,870	(8,717)	—
Forfeiture of restricted stock	—	32,632	—	—	—	—	(394)	304	(90)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	6,683	6,683
Issuance of common stock	91,403	(366,118)	1	1,132	(427)	—	3,900	—	4,606
Stock repurchase	—	2,354,437	—	—	—	—	(37,934)	—	(37,934)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	937	—	—	937
Balance at December 31, 2004	37,902,998	2,297,991	379	196,314	190,252	2,043	(36,921)	(11,117)	340,950
Net income	—	—	—	—	2,053	—	—	—	2,053
Forfeiture of restricted stock	—	91,305	—	—	—	—	(1,822)	—	(1,822)
Amortization of unearned stock compensation	—	—	—	148	—	—	—	1,715	1,863
Issuance of common stock	60	(289,885)	—	10	(2,940)	—	4,705	—	1,775
Stock Repurchase	—	539,300	—	—	—	—	(11,123)	—	(11,123)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(11)	—	—	(11)
Unrealized holding gains/(losses) on available for sale securities, net of tax	—	—	—	—	—	(111)	—	—	(111)
Balance at March 31, 2005	37,903,058	2,638,711	$379	$196,472	$189,365	$1,921	$(45,161)	$(9,402)	$333,574

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Operating activities
Cash flows from earnings:
Net income	$2,053	$2,099
Reconciliation of net income to net cash provided by earnings:
Depreciation and amortization	2,684	3,257
Amortization of employment contracts and unearned stock compensation	2,141	1,491
Amortization of contract intangibles	372	525
Bad debt expense (recovery)	84	(320)
Provision for losses and writedowns for impairment on real estate	—	31
Gain on disposition of real estate held for investment	(28)	(556)
Minority interest	(3,215)	60
Deferred income tax benefit	(199)	(10)
Income from investments in unconsolidated subsidiaries	(2,560)	(10,286)
Net cash provided by (used in) earnings	1,332	(3,709)
Changes in operating assets and liabilities:
Restricted cash	2,828	296
Accounts receivable	12,526	4,240
Receivables from affiliates	(1,519)	(4,580)
Notes receivable and other assets	(6,635)	1,809
Real estate held for sale and under development	(36,346)	(12,130)
Notes payable on real estate held for sale and under development	28,414	6,670
Accounts payable and accrued expenses	(63,049)	(30,736)
Payables to affiliates	112	(60)
Income taxes payable	(20,142)	(6,114)
Other liabilities	1,111	(138)
Net cash flows from changes in working capital	(82,700)	(40,743)
Net cash used in operating activities	(81,368)	(44,452)
Investing activities
Expenditures for furniture and equipment	(1,862)	(1,387)
Purchase of available for sale securities	(17,629)	—
Additions to real estate held for investment	(17,588)	(1,902)
Net proceeds from disposition of real estate held for investment	28	11,335
Investments in unconsolidated subsidiaries	(8,035)	(575)
Distributions from unconsolidated subsidiaries	2,495	10,670
Net cash provided by (used in) investing activities	(42,591)	18,141
Financing activities
Principal payments on long-term debt and capital lease obligations	(192)	(46,109)
Proceeds from long-term debt	—	34,929
Contributions from minority interest	2,271	7,144
Distributions to minority interest	(11,005)	(67)
Proceeds from notes payable on real estate held for investment	17,126	584
Payments on notes payable on real estate held for investment	(44)	(9,629)
Proceeds from exercise of stock options	272	140
Proceeds from issuance of common stock	1,503	1,240
Purchase of common stock	(11,123)	—
Net cash used in financing activities	(1,192)	(11,768)
Net decrease in cash and cash equivalents	(125,151)	(38,079)
Cash and cash equivalents, beginning of period	163,637	105,616
Cash and cash equivalents, end of period	$38,486	$67,537

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Net income	$2,053	$2,099
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense (benefit) of $(7) in 2005 and $148 in 2004	(11)	199
Unrealized holding gains/(losses) on available for sale securities, net of tax benefit of $47 in 2005	(111)	—
Comprehensive income	$1,931	$2,298

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

1.   General

The condensed consolidated interim financial statements of Trammell Crow Company and subsidiaries (the “Company”) included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors. The Company’s quarterly revenues tend to increase throughout the year, particularly in the last quarter of the year, because its clients have demonstrated a tendency to close transactions toward the end of the year. The timing and introduction of new contracts, the disposition of investments in real estate assets, the recognition of incentive fees as contractual targets are met and other factors may also cause quarterly fluctuations in the Company’s results of operations.

Reclassifications

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain assets and liabilities at December 31, 2004, and certain revenues and expenses for the three months ended March 31, 2004, have been reclassified to conform to the presentation at and for the three months ended March 31, 2005 (see Notes 9 and 11). As a result, certain balances differ from the amounts reported in previously filed documents.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Marketable Securities

The Company accounts for investments in debt and equity securities in accordance with FASB Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies marketable securities it acquires with the intent to generate a profit from short-term movements in market prices as trading securities. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity and

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

debt securities not classified as trading or held to maturity are classified as available for sale. All of the marketable securities held by the Company at March 31, 2005 are classified as available for sale.

In accordance with FAS 115, available for sale securities are carried at fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity. Premiums and discounts are recognized in interest and other income using the effective interest method. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest and other income.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

Earnings Per Share

The weighted-average common shares outstanding used to calculate diluted earnings per share for the three months ended March 31, 2005 and 2004, include 2,453,524 and 1,891,943 shares, respectively, to reflect the dilutive effect of unvested restricted stock and options to purchase shares of common stock.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

Pro forma information regarding net income and net income per share, shown in the table below, has been determined as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”).

	For the Three Months Ended March 31,
	2005	2004
Net income, as reported	$2,053	$2,099
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,061	694
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,793	1,206
Pro forma net income	$1,321	$1,587
Net income per share:
Basic—as reported	$0.06	$0.06
Basic—pro forma	$0.04	$0.04
Net income per share:
Diluted—as reported	$0.06	$0.06
Diluted—pro forma	$0.04	$0.04

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company’s financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. As of March 31, 2005, the estimated settlement value of non-controlling interests in the Company’s consolidated limited life subsidiaries is $8,403, as compared to book value (included in minority interest on the Company’s balance sheet) of $6,051. The excess of settlement value over book value is driven by an even larger estimated appreciation of certain consolidated real estate assets and investments from the Company’s book value, offset by selling costs and debt prepayment penalties, if any.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

In April 2005, the SEC deferred the implementation date of FAS 123R to become effective for annual periods beginning after June 15, 2005, or January 1, 2006, for the Company. FAS 123R permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. The company plans to adopt FAS 123R using the modified-prospective method.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in this Note 1.

2.   Variable Interest Entities

The Company was involved in the formation of a legal entity to act primarily as an agent of the Company to enter into policies with insurance carriers. The policies are for various types of insurance, including general liability, workers’ compensation and auto. The entity is wholly-owned by an employee of the Company who holds the appropriate local insurance agent’s license required to issue these insurance policies on behalf of the insurance carriers. The entity collects premiums and remits them to the insurance carriers. In exchange, the entity receives commissions from the insurance carriers and remits a portion of the commission revenue to the Company (determined at the Company’s full discretion) in accordance with a facilities and services agreement. Based upon its evaluation, the Company consolidates this entity as the primary beneficiary of a variable interest entity (“VIE”) under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). As of March 31, 2005, the Company has $2,567 recorded in restricted cash and $366 recorded in available for sale securities that serve as collateral for the VIE’s obligations to the insurance carriers.

In January 2005, the Company restructured a consolidated entity established to develop an office building by admitting a majority interest partner. Based upon its evaluation at this reconsideration event, the Company consolidates this entity as the primary beneficiary of a VIE. The entity’s note payable balance of $21,323 is non-recourse to the Company and is collateralized by the real estate project.

In September 2004, the Company issued a budget guaranty relating to a development project. Under the budget guaranty, the Company is responsible for all costs in excess of an approved budget of approximately $35,400. The Company was involved in the design of the underlying entity and has determined that its budget guaranty represents a variable interest in a VIE for which the Company is not

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

2.   Variable Interest Entities (Continued)

the primary beneficiary. The Company cannot estimate its actual maximum exposure to loss as a result of its involvement with this VIE because the budget guaranty is unlimited. However, based on the Company’s experience of minimal payments under similar arrangements and the existence of a guaranteed maximum contract between the general contractor and the owner of the project that mitigates the Company’s risk, the Company believes that its exposure to loss is not material.

In December 2003, the Company sold a parcel of land for $1,750 to an independent third party (see Note 3). The consideration received included a $1,125 interest-bearing note from the buyer which the Company has determined is a variable interest in a VIE. The VIE is a single asset entity financed with the Company’s note and another loan subordinate to the Company’s note. Based on the Company’s evaluation, the Company is not the primary beneficiary of the entity, and therefore, has not consolidated the entity. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its outstanding note balance of $1,093 as of March 31, 2005.

The Company is part of a co-lender group with an independent third party that issued a mezzanine loan to the owner of two office buildings. In April 2000, the Company provided $567 of the total $5,667 mezzanine loan. At that time, another independent third-party lender provided the senior financing of $19,100 to the owner. The Company also provides building management and leasing services for the buildings under a long-term contract at market rates for such services. The mezzanine loan arrangement is considered to be a variable interest in the entity that owns the property, which the Company believes is a VIE. However, based upon the Company’s evaluation, the Company is not the primary beneficiary of the entity, and, therefore, the Company has not consolidated the VIE. The VIE sold one of its buildings in December 2004 and paid a portion of the Company’s note receivable at that time. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its outstanding note balance of $430 as of March 31, 2005.

In 2002, the Company paid $1,500 to an entity in exchange for entering into a management agreement and obtaining participation rights in the residual cash flows of the entity available to its equity holders after repayment of debt. This arrangement is considered to be a variable interest in the entity, which is a VIE. The Company holds no other interest in the entity. The entity is a single purpose entity which owns and operates a real estate asset with an estimated fair value in excess of $90,000 as of March 31, 2005. Based on the Company’s evaluation, the Company is not the primary beneficiary of the entity and therefore, has not consolidated the entity. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to $1,500 (recorded in other assets on the Company’s consolidated balance sheet) as of March 31, 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

3.   Real Estate

All real estate is included in the Company’s Development and Investment segment (see Note 14). Certain real estate assets owned by the Company secure the outstanding balances of underlying mortgage or construction loans. Real estate owned by the Company consists of the following:

	March 31, 2005		December 31, 2004
Real estate under development (current)	$29,998		$20,756
Real estate included in assets held for sale (see Note 9)	15,137		5,323
Real estate under development (non-current)	109,012		60,530
Real estate held for investment(1)	120,074		134,376
	$274,221	(2)	$220,985	(2)

(1)                 Net of accumulated depreciation of $1,414 and $1,001 at March 31, 2005, and December 31, 2004, respectively.

(2)                 Includes $3,741 and $1,146 at March 31, 2005, and December 31, 2004, respectively, of lease intangibles and tenant origination costs, net of accumulated amortization.

In 2004, the Company sold a 150-acre land parcel to a third party for cash of $30,010. At the time of sale, a consolidated subsidiary of the Company (other than the entity that sold the property) held a purchase contract on seven acres of the 150-acre land parcel. As a result, the Company recorded the transaction related to the seven-acre parcel as a financing transaction, rather than a sale. As of March 31, 2005, real estate and other assets held for sale includes $344 of real estate, and liabilities related to real estate and other assets held for sale includes $1,386 of notes payable related to this seven-acre land parcel.

In 2003, the Company sold a parcel of land for $1,750 to an entity determined to be a VIE, of which $1,125 of the consideration received was in the form of an interest-bearing note from the buyer (see Note 2). The Company retained a unilateral right to repurchase the property at any time through 2006, in addition to maintaining the right to approve any plans for development on the property. If the Company exercises its repurchase option, the Company would repay the amount it received from the buyer, plus a return on the buyer’s investment. Because of the Company’s continuing involvement in and option to repurchase the property, the transaction was recorded as a financing transaction rather than a sale. As of March 31, 2005, real estate and other assets held for sale includes $1,408 of real estate, $1,093 of notes receivable and $3 of other current assets, and liabilities related to real estate and other assets held for sale include $1,750 of notes payable and $211 of accrued interest, all related to this parcel of land.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

4.   Marketable Securities

The following is a summary of marketable securities held by the Company at March 31, 2005, all of which are classified as available for sale. The Company held no marketable securities at December 31, 2004.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$5,811	$3	$(36)	$5,778
Corporate debt securities	3,566	—	(15)	3,551
Asset-backed securities	1,616	5	(2)	1,619
Collateralized mortgage obligations	988	4	—	992
Total debt securities	11,981	12	(53)	11,940
Equity securities	5,648	78	(195)	5,531
Total available for sale securities	$17,629	$90	$(248)	$17,471

The net carrying value and estimated fair value of available for sale debt securities at March 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Debt securities:
Due in one year or less	$495	$495
Due after one year through five years	4,250	4,234
Due after five years through ten years	4,379	4,349
Due after ten years	253	251
Asset-backed securities	1,616	1,619
Collateralized mortgage obligations	988	992
Total debt securities	$11,981	$11,940

5.   Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consist of the following:

	March 31, 2005	December 31, 2004
Real estate	$47,201	$39,829
Other	34,989	34,261
	$82,190	$74,090

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

5.   Investments in Unconsolidated Subsidiaries (Continued)

The Company owns approximately 10.0% of the outstanding stock of Savills plc (“Savills”), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia (see Note 17). The investment is classified as an “other” investment in the table above.

Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	For the Three Months Ended March 31,
	2005	2004
Real Estate:
Total revenues	$4,520	$43,661
Total expenses	2,863	5,707
Net income	$1,657	$37,954
Other:
Total revenues	$143,246	$123,182
Total expenses	135,814	119,310
Net income	$7,432	$3,872
Total:
Total revenues	$147,766	$166,843
Total expenses	138,677	125,017
Net income	$9,089	$41,826

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

6.   Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2005	December 31, 2004
Payroll and bonuses	$25,973	$67,315
Commissions	17,371	36,171
Development costs	15,589	16,601
Deferred income	14,961	13,160
Interest	400	455
Insurance	1,912	2,150
Restructuring charges (see Note 15)	1,800	1,902
Other	10,065	11,229
	88,071	148,983
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale (see Note 9)	346	226
	$87,725	$148,757

7.   Long-Term Debt

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
Borrowings under $150,000 line of credit with a bank (the “Credit Facility”)	$—	$—
Borrowings under $25,000 discretionary line of credit with a bank	—	—
Borrowings under £1,100 short-term borrowing facility with a bank (the “European Facility”)	—	—
Other	11	14
Total long-term debt	11	14
Less: Current portion of long-term debt	6	6
	$5	$8

The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization, and there are certain restrictions on investments and acquisitions that can be made by the Company. At March 31, 2005, the Company is in compliance with all covenants of the Credit Facility. The Credit Facility expires on June 28, 2005.

The covenants associated with the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

7.   Long-Term Debt (Continued)

under the Credit Facility to an amount less than the $150,000 commitment. At March 31, 2005, the Company has unused borrowing capacity of $127,169 (taking into account letters of credit outstanding) under its Credit Facility.

Borrowings under the Company’s $25,000 discretionary line of credit are unsecured and reduce the borrowing capacity of the Credit Facility dollar for dollar.

8.   Notes Payable on Real Estate

The Company has loans secured by real estate consisting of the following:

	March 31, 2005	December 31, 2004
Current portion of notes payable on real estate	$27,193	$21,937
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 9)	13,629	5,688
Total notes payable on real estate, current portion	40,822	27,625
Notes payable on real estate, non-current portion	155,707	122,079
Total notes payable on real estate	$196,529	$149,704

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

At March 31, 2005, $8,480 of the current portion and $10,919 of the non-current portion of notes payable on real estate are recourse to the Company (beyond being recourse to the single-purpose entity that holds the real estate asset and is the obligor on the note payable). With respect to a project to which $3,322 of the current recourse obligations relate, the Company has an agreement with an investor client to purchase the project upon completion, the proceeds of which will be used to repay the related note payable.

The Company has a participating mortgage loan obligation related to a real estate project classified as real estate under development (non-current). The participating mortgage loan is subordinate to a construction loan on the underlying project. The lender participates in net operating cash flow of the mortgaged real estate project, if any, and capital proceeds, net of related expenses, upon the sale of the project, after payment of amounts due under the construction loan. The lender receives 6% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35% to 80% of proceeds remaining after the construction loan is paid, based on reaching various internal rates of return. The amount of the participating liability and the related debt discount are $10,030 and $3,565, respectively, at March 31, 2005 and $10,030 and $4,894, respectively, at December 31, 2004. In the three months ended

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

8.   Notes Payable on Real Estate (Continued)

March 31, 2005 and 2004, the Company amortized $1,329 and $1,400, respectively, of the debt discount, which has been capitalized to real estate under development (non-current).

9.   Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company’s balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at March 31, 2005, or sold in the three months ended March 31, 2005, that were not classified as held for sale at December 31, 2004, have been reclassified to real estate and other assets held for sale in the Company’s balance sheet as of December 31, 2004 presented herein.

Real estate and other assets held for sale and related liabilities are as follows:

	March 31, 2005	December 31, 2004
Assets:
Notes and other receivables	$1,093	$1,099
Real estate held for sale (see Note 3)	15,137	5,323
Other current assets	36	1
Total real estate and other assets held for sale	16,266	6,423
Liabilities:
Accrued expenses (see Note 6)	346	226
Notes payable on real estate held for sale (see Note 8)	13,629	5,688
Other current liabilities	8	—
Total liabilities related to real estate and other assets held for sale	13,983	5,914
Net real estate and other assets held for sale	$2,283	$509

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

10.   Stockholders’ Equity

A summary of the Company’s stock option activity for the three months ended March 31, 2005, is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise Price of $9.74 to $14.50 (at market price at grant date)	Exercise Price of $14.51 to $22.75 (at market price at grant date)	Exercise Price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2004	896,135	3,004,925	1,921,135	144,621	5,966,816
Granted	—	—	—	—	—
Exercised	(141,289)	(4,952)	(19,366)	—	(165,607)
Forfeited	(41,740)	(798)	(487)	—	(43,025)
March 31, 2005	713,106	2,999,175	1,901,282	144,621	5,758,184
Options exercisable at March 31, 2005	713,106	2,233,384	1,901,282	144,621	4,992,393

11.   Gain on Disposition of Real Estate and Discontinued Operations

During the three months ended March 31, 2005, the Company recognized total gain on disposition of real estate of $1,568. This gain was comprised of a sale of a real estate project with a net sales price of $820 and a settlement related to the estimated cost to complete construction related to a previous period disposition. During the three months ended March 31, 2004, the Company sold one real estate project for a net sales price of $533, resulting in an aggregate gain on disposition of $187. The Company also recognized $281 of deferred gain from previous period dispositions.

The Company’s discontinued operations include the operations and gains on disposition of real estate projects held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that are considered “components of an entity” as defined by FAS 144 and for which the Company does not have or expect to have any significant involvement in the operations of the project after the disposal. The Company has certain real estate assets that are land parcels and constitute a component of an entity. From time to time, the Company disposes of these land parcels in smaller lots. An individual lot that is part of a larger land parcel does not constitute a component of an entity within the meaning of paragraph 41 of FAS 144 until it is either classified as held for sale in accordance with FAS 144 or sold. As required by FAS 144, certain revenues and expenses for the three months ended March 31, 2004 have been reclassified to conform to the presentation for the three months ended March 31, 2005.

In the first three months of 2005, the Company sold one real estate project that was considered a discontinued operation under FAS 144. The aggregate net sales price for this project was $1,834, and the Company recognized a gain on disposition of $84. In the three months ended March 31, 2004, the Company sold one real estate project that was considered a discontinued operation under FAS 144. The net sales price for this project was $11,335, and the Company recognized a gain on disposition of $821,

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

11.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

including interest forgiveness of $326. The gain on disposition related to these projects has been reported as discontinued operations, net of applicable income taxes, in the consolidated statements of income.

The components of discontinued operations are as follows:

	For the Three Months Ended March 31,
	2005	2004
Revenues:
Development and construction	$2	$—
Gain on disposition of real estate	84	821
	86	821
Expenses:
General and administrative	42	55
Depreciation and amortization	—	59
Interest	10	122
	52	236
Operating income	34	585
Interest and other income	9	1
Income from discontinued operations, before income taxes	43	586
Income tax expense	(16)	(246)
Income from discontinued operations, net of income taxes	$27	$340

12.   Financial Instruments

The Company has entered into various interest rate agreements to manage market risks related to changes in interest rates, primarily in satisfaction of requirements under the Company’s Credit Facility. The Company’s participation in derivative transactions has been limited to risk management purposes. Derivative instruments are not held or issued for trading purposes.

In March 2005, the Company entered into an interest rate cap agreement with a notional amount of $10,000 expiring June 24, 2005, under which the Company will receive payments if the 30-day LIBOR based interest rate exceeds 3.25%. Effective March 31, 2005, the interest rate cap agreement has been designated an effective hedge on certain variable rate debt of the Company, and, to the extent the hedging relationship remains effective, changes in fair value of the interest rate cap agreement will be recorded in other comprehensive income.

In December 2004, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $2,498 at March 31, 2005, and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and, therefore, the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on January 1, 2006. Through March 31, 2005, amounts recorded by the Company related to this interest rate cap agreement were not material.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

12.   Financial Instruments (Continued)

In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement had a notional amount of $11,400 and the Company was to receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement was not designated as an effective hedge and therefore was marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expired on March 1, 2005. The amounts recorded by the Company related to this interest rate cap agreement were not material.

Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company’s long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

13.   Commitments and Contingencies

At March 31, 2005, the Company has guaranteed repayment of a maximum of $16,303 of real estate notes payable of its unconsolidated subsidiaries, of which $15,553 of the underlying notes payable is outstanding. These notes are secured by the underlying real estate and have maturity dates through December 2009.

The Company issued several debt repayment guarantees of others that are subject to the fair value provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (“FIN 45”).

In 2004, the Company issued a debt repayment guaranty of an unconsolidated subsidiary in conjunction with a $30,000 loan agreement. As part of this loan agreement, the Company issued a repayment guaranty of up to 50% of the loan balance plus any accrued and unpaid interest. At such time as the principal balance has been reduced to $15,000 or less and a target loan-to-value ratio has been reached, the Company’s guaranty is reduced to 25% of the loan balance. In exchange for the guaranty, the Company will receive a priority return with respect to its capital contribution based on the outstanding amount of principal on the loan. The Company estimates that its likely exposure under the guaranty is not material and has determined that the present value of the priority return is the best estimate of the fair value of the guaranty under FIN 45. The Company has recorded a liability offset by an increase in its investment in unconsolidated subsidiary balance of $1,886.

In 2004, the Company also issued a $1,000 debt repayment guaranty on a $10,185 construction loan in order to obtain a development fee contract and allow a third-party owner to obtain financing for a construction project. The guaranty expires upon project completion and achievement of a specified leasing target. The third-party owner has provided the Company with a deed of trust on a separate parcel of land as security should the Company be required to perform under the guaranty. The loan matures in

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

13.   Commitments and Contingencies (Continued)

November 2009. The Company estimates that its likely exposure under the guaranty is not material and has recorded the fair value of the guaranty in an amount equivalent to the consideration received, or $102.

During 2004, the Company issued several other debt repayment guarantees of unconsolidated subsidiaries that are subject to the provisions of FIN 45. The Company estimates that its likely exposure under these guarantees is not material. On this basis, the Company estimates that the fair value of these guarantees is equivalent to the amount necessary to secure the guarantees using letters of credit from a bank, and the aggregate amount is nominal.

At March 31, 2005, the Company has outstanding letters of credit totaling $35,427, including $8,639 and $15,155 of which collateralize amounts recorded in other current liabilities and other liabilities, respectively. The letters of credit expire at varying dates through March 2006.

In addition, the Company has numerous completion and budget guarantees relating to development projects. These guarantees are made with third-party owners in the normal course of business. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which the Company provides these guarantees. These contracts are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

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

As of March 31, 2005, the Company has made non-refundable earnest money deposits totaling $3,800 in conjunction with contracts to acquire approximately $180,856 of real estate from other entities.

The Company and one of its subsidiaries are defendants in a lawsuit styled Bank One Oklahoma, N.A., et al. (the “Bank”) v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, pending in the US District Court for the Northern District of Illinois, originally filed on April 2, 2003. The claims asserted by the plaintiffs relate to a sale/leaseback transaction involving a property in Oklahoma City previously owned by the Bank. The suit alleges breach of contract, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation and fraudulent concealment against the Company and/or its subsidiary and alleges that the plaintiffs have been damaged in an unspecified amount in excess of $15,000. The plaintiffs seek to recover actual damages, punitive damages and reasonable attorneys’ fees. The suit is in the process of discovery, and no trial date has been set. As of the date of this Form 10-Q, the outcome of the suit cannot be predicted with any certainty, and the Company cannot at this time estimate

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

13.   Commitments and Contingencies (Continued)

an amount or range of potential loss in the event of an unfavorable outcome. While the Company cannot predict with any certainty the outcome of this matter, the Company currently believes the plaintiffs’ claims are without merit and is vigorously defending the lawsuit.

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

14.   Segment Information

Description of Services by Segment

The Global Services segment includes property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both user and investor clients.

The Development and Investment segment includes development activities performed on behalf of investor and user clients on a fee basis, as well as development activity pursuant to which the Company takes an ownership position. The Development and Investment segment also includes activities related to the Company’s operating real estate projects prior to disposition.

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates performance and allocates resources among its two reportable segments based on income before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Virtually all of the Company’s revenues are from clients located in the United States. For the three months ended March 31, 2005, one individual client accounts for $23,948, or 13%, of the Company’s consolidated revenues. For the three months ended March 31, 2004, the same client accounted for $16,494, or 10%, of the Company’s consolidated revenues. Revenues from this client are included primarily in the Company’s Global Services segment.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

14.   Segment Information (Continued)

Summarized financial information for reportable segments is as follows:

	For the Three Months Ended March 31,
	2005	2004
Global Services:
Total revenues	$169,216	$149,740
Costs and expenses(1)	165,249	151,645
Operating income (loss)	3,967	(1,905)
Interest and other income	777	471
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	4,744	(1,434)
Minority interest, before income taxes	189	—
Income from investments in unconsolidated subsidiaries, before income taxes	701	1,204
Income (loss) from continuing operations, before income taxes	5,634	(230)
Income from discontinued operations, before income taxes	—	—
Income (loss) before income taxes	$5,634	$(230)
Development and Investment:
Total revenues	$10,635	$8,738
Costs and expenses(1)	18,027	14,915
Operating loss	(7,392)	(6,177)
Interest and other income	150	415
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(7,242)	(5,762)
Minority interest, before income taxes	3,026	(60)
Income from investments in unconsolidated subsidiaries, before income taxes	1,859	9,082
Income (loss) from continuing operations, before income taxes	(2,357)	3,260
Income from discontinued operations, before income taxes	43	586
Income (loss) before income taxes	$(2,314)	$3,846
Total:
Total revenues	$179,851	$158,478
Costs and expenses(1)	183,276	166,560
Operating income (loss)	(3,425)	(8,082)
Interest and other income	927	886
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(2,498)	(7,196)
Minority interest, before income taxes	3,215	(60)
Income from investments in unconsolidated subsidiaries, before income taxes	2,560	10,286
Income from continuing operations, before income taxes	3,277	3,030
Income from discontinued operations, before income taxes	43	586
Income before income taxes	$3,320	$3,616

(1)                 Costs and expenses for the three months ended March 31, 2005 and 2004, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $1,500 and $1,016 related to the Global Services segment and $641 and $475 related to the Development and Investment segment, respectively.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

14.   Segment Information (Continued)

	March 31, 2005	December 31, 2004
Total Assets:
Global Services	$261,285	$319,464
Development and Investment	434,136	429,486
Total consolidated assets	$695,421	$748,950

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

Activity related to the Company’s lease obligations and related costs included in restructuring accruals in 2005 is as follows:

Balance at December 31, 2004	$1,902
Cash payments	102
Balance at March 31, 2005	$1,800

16.   Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Three Months Ended March 31,
	2005	2004
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$(1,822)	$199
Capital lease obligations	2	300

17.   Subsequent Events

In April 2005, the Company completed its $20,000 share repurchase program announced and begun in March 2005. A total of 970,142 shares were repurchased, at an average price of $20.61 per share, all through open market purchases.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2005
(dollars in thousands, except per share data)
(Unaudited)

17.   Subsequent Events (Continued)

In April 2005, the Company exercised its option to acquire additional shares of Savills, thereby increasing its ownership stake to 19.6% of Savills’ Ordinary Shares outstanding. The exercise of the option resulted in the issuance of 5,243,229 shares by Savills at a price of 701.28 pence per share, for a total cost of £36,770 ($70,392). The exercise price represented a 20% premium to the average mid-market closing price of the shares in trading on the London Stock Exchange for the five trading days preceding exercise of the option.

Preceding its exercise of the option, on April 25, 2005, the Company also acquired 1,677,970 of Savills’ Ordinary Shares in open market purchases at a price of 650.00 pence per share, having the effect of reducing the number of shares purchasable under the option. The cost of both the market purchases and the shares issued upon exercise of the option was $91,272. The purchases were funded by borrowings under the Company’s Credit Facility.

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

Within the Global Services segment, with approximately 6,000 full-time equivalent (“FTE”) employees, the Company provides services to user clients, including multinational corporations, hospitals and universities, who are typically the primary occupants of the commercial properties with respect to which services are performed, and investor clients that are not typically the primary occupants of the commercial properties with respect to which services are performed. The building management services provided to user clients consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations, healthcare systems and other users that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Brokerage services provided to user clients include corporate advisory services such as portfolio management and tenant representation. Project management services provided to user clients include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design, and workplace moves, adds, and changes. The building management services provided to investor clients include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to investor clients include project leasing and investment sales services whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space, and land. Project management services provided to investor clients include construction management services such as space planning and tenant finish and coordination.

Within the Development and Investment segment, encompassing approximately 200 FTE employees, the Company provides development services to both investor and user clients—both those pursuant to which the Company takes an ownership position in a project and those pursuant to which the Company provides development services to others in exchange for fees. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for investor clients and fee development and build-to-suit projects for user clients, including those in higher education and healthcare. From time to time, the Company may pursue development and investment activities, including opportunistic property acquisitions and new development, for its own account or on a co-investment basis. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is positioned to pursue and execute new development business, particularly programmatic business with the Company’s large investor clients, and exploit niche market opportunities.

Results of Operations—Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the three months ended March 31, 2004 have been reclassified to conform to the presentation for the three months ended March 31, 2005. As a result, certain balances differ from the amounts reported in previously filed documents. See Income from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Three Months Ended March 31,
	2005	2004	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$55,137	$50,756	$4,381	8.6%
Corporate advisory services	24,673	22,534	2,139	9.5%
Project management services	25,324	17,962	7,362	41.0%
	105,134	91,252	13,882	15.2%
Investor Services:
Property management	34,087	34,562	(475)	(1.4)%
Brokerage	27,780	22,149	5,631	25.4%
Construction management	2,215	1,718	497	28.9%
	64,082	58,429	5,653	9.7%
Development and construction	9,067	8,329	738	8.9%
	178,283	158,010	20,273	12.8%
Gain on disposition of real estate	1,568	468	1,100	235.0%
	$179,851	$158,478	21,373	13.5%

	For the Three Months Ended March 31,
	2005	2004	$ Change	% Change
	($ in thousands)
COST AND EXPENSES:
Salaries, wages and benefits	$125,745	$116,152	$9,593	8.3%
Commissions	22,658	20,022	2,636	13.2%
General and administrative	30,881	26,335	4,546	17.3%
Depreciation and amortization	2,684	3,198	(514)	(16.1)%
Interest	1,308	853	455	53.3%
	183,276	166,560	16,716	10.0%
Operating loss	(3,425)	(8,082)	4,657	57.6%
Interest and other income	927	886	41	4.6%
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(2,498)	(7,196)	4,698	65.3%
Income tax benefit	953	3,020	(2,067)	(68.4)%
Minority interest, net of income taxes	1,988	(35)	2,023	5,780.0%
Income from investments in unconsolidated subsidiaries, net of income taxes	1,583	5,970	(4,387)	(73.5)%
Income from continuing operations	2,026	1,759	267	15.2%
Income from discontinued operations, net of income taxes	27	340	(313)	(92.1)%
Net income	$2,053	$2,099	$(46)	(2.2)%

Revenues.   Facilities management revenue increased in the first quarter of 2005, primarily as a result of an expansion of a large client relationship in the second quarter of 2004. Reimbursement of salaries, wages, benefits and out-of-pocket general and administrative costs, a component of facilities management revenue, increased $5.0 million in the first quarter 2005, compared to the same period in 2004. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

Corporate advisory services revenue increased for the first quarter of 2005 primarily driven by increased commission revenues in 2005. The increase is the result of growth in the number of tenant representation brokers as part of the Company’s focus on expanding its brokerage network. In addition, transaction volumes have increased, reflecting clients’ increased confidence in the economic recovery.

The revenue growth in project management was the result of the addition of new clients and the expansion of services provided to existing clients (due to increases in clients’ portfolios, the scope of the Company’s services required under certain outsourcing contracts and transaction volumes).

The decrease in property management revenue was partially the result of decreased square footage under management in 2005 as compared to 2004. The reduction in square footage primarily resulted from sales of buildings in the Company’s management portfolio to REITs or other investors that self-manage their properties or use other service providers. In addition, some square footage decreases resulted from clients taking services back in-house or to other service providers. These decreases were partially offset by additions to square footage from new business.

The increase in brokerage revenue was driven by increases in investment sales commissions, and to a lesser extent, project leasing commissions. Favorable capital market fundamentals, including low interest rates, led to increased investment sales transaction volumes, which contributed to the improvement in investment sales commissions.

Construction management revenue increased in the first quarter of 2005 as compared to the same period in 2004. Construction management revenue is generated from services including space planning and tenant finish coordination for investor clients in conjunction with property management and leasing assignments, and are directly related to clients’ real estate demands. The increase in construction management revenue resulted from a higher volume of construction projects as tenant leasing activity increased, reflecting increased confidence in the economic recovery.

The increase in development and construction revenue primarily resulted from an increase in development and development incentive fees. Development incentive fees increased, largely due to the timing of significant transactions in the first quarter of 2005 as compared to the first quarter of 2004. Typically, the impact of increases and decreases in the Company’s development starts and investments is not reflected in financial results until later periods. The Company experienced an increase in development and construction revenue in the first quarter of 2005 as a consequence of development starts and investments trending up in 2004, with 2004 starts more than doubling those for 2003. In addition, rental revenue increased in 2005, due to acquisitions of operating real estate properties subsequent to the first quarter of 2004. The Company, mainly through certain of its discretionary development and investment funds, continues to direct its efforts toward acquisitions of operating real estate properties, including those where opportunities exist to add value through re-development or re-leasing.

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

The Company’s gain on disposition of real estate increased in the first quarter of 2005 from the same period in 2004. In the first quarter of 2005, the Company recognized total gain on disposition of real estate of $1.6 million. This gain was comprised of a sale of a real estate project with a net sales price of $820 and a settlement related to the estimated cost to complete construction related to a previous period disposition. In the first quarter of 2004, the Company sold one real estate project for a net sales price of $0.5 million, resulting in an aggregate gain on disposition of $0.2 million. The Company also recognized $0.3 million of deferred gain relating to dispositions in previous periods.

Costs and Expenses.   Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by clients (“reimbursed employees”); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed (“unreimbursed employees”); long-term incentive compensation associated with restricted stock grants to certain employees; and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. The increase in the first quarter of 2005 was primarily driven by growth in salaries, wages and benefits for reimbursed employees as the Company increased its facilities management and project management headcount to service client expansions and the addition of new clients.

The 2005 increase in commission expense was directly attributable to the increase in the Company’s corporate advisory services and brokerage revenue discussed above.

General and administrative expenses increased in the first quarter of 2005, partially due to increased client-reimbursed out-of-pocket general and administrative expenses, largely driven by the growth in the Company’s facilities management and project management service line. In addition, the acquisition of several operating real estate properties subsequent to the first quarter of 2004 led to increased real estate operating expenses in 2005. These properties, which the Company plans to redevelop, lease and sell, include acquisitions made through the Company’s fifth discretionary development and investment fund (“Fund V”).

Depreciation and amortization expenses decreased for the first quarter of 2005 from the first quarter of 2004. The Company has replaced many of its computer assets at a lower cost than the assets that were retired, which has reduced the Company’s depreciation expense. In addition, several intangible asset balances related to acquired management contracts became fully amortized in 2004, which created a decrease in amortization expense in the first quarter of 2005 as compared to the first quarter of 2004.

The increase in interest expense is primarily the result of higher borrowings outstanding under notes payable on real estate related to operating real estate properties in the first quarter of 2005 as compared to the first quarter of 2004.

Minority Interest, Net of Income Taxes.   Minority interest fluctuated from expense in the first quarter of 2004 to income in the first quarter of 2005. This change from expense to income primarily relates to losses incurred by Fund V during the 2005 period, which are shared with outside partners. Fund V has acquired several operating real estate properties since the first quarter of 2004 that have generated losses in the current period. The Company plans to redevelop, lease and sell these properties. In addition, a portion of the 2005 income amounts relates to the minority interest owners’ share of fees earned by the Company related to certain consolidated real estate projects.

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   In the ordinary course of business, a significant portion of the Company’s development and investment activities are conducted, and are expected to be conducted in future periods, through unconsolidated subsidiaries. The Company also has certain investments in unconsolidated subsidiaries which are not related to its development and investment activities. Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries. The overall decrease in the first quarter of 2005 was primarily the result of significant income from an unconsolidated subsidiary that sold its building portfolio in the first quarter of 2004, in excess of such sales that occurred in the first quarter of 2005.

Income from Discontinued Operations, Net of Income Taxes.   Income from discontinued operations includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that were considered components of an entity under FAS 144 and in which the Company has not retained or does not expect to retain significant continuing involvement. Dispositions of real estate assets have been and will continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144. During the first quarter of 2005, the Company sold one real estate project that was considered a discontinued operation for a net sales price of $1.8 million, resulting in a gain on disposition of $0.1 million. In the first quarter of 2004, the Company sold one real estate project that was considered a discontinued operation for a net sales price of $11.3 million. The sale resulted in an aggregate gain on disposition of real estate (before income taxes) of $0.8 million, including interest forgiveness of $0.3 million.

Net Income.   Net income increased due to the fluctuations in revenues and expenses described above, in addition to a decrease in the Company’s effective tax rate driven by the increase in the Company’s income from its investment in Savills, as well as favorable results from state tax planning.

Quarterly Results of Operations and Seasonality

The results of operations for any quarter are not necessarily indicative of results for any future period. The Company’s revenues and net income during the fourth fiscal quarter historically have been somewhat greater than in each of the first three fiscal quarters, primarily because its clients have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets, the recognition of incentive fees as contractual targets are met and other factors may also cause quarterly fluctuations in the Company’s results of operations.

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

Net cash used in operating activities totaled $81.4 million for the first quarter of 2005, compared to $44.5 million for the same period in 2004. Cash used in operating activities, excluding the change in real estate and related borrowings, increased to $73.5 million in the first quarter of 2005 as compared to $39.0 million in the first quarter of 2004. This increase in cash used is primarily due to greater incentive compensation and tax payments made in the first quarter of 2005, on account of 2004 activity as compared to such payments made in the first quarter of 2004. In addition, cash used in real estate activities, net of related borrowings, was $7.9 million in the first quarter of 2005, compared to $5.5 million for the same period in 2004 as a result of increased real estate investment activity in 2005.

Net cash used in investing activities totaled $42.6 million for the first quarter of 2005, compared to $18.1 million in cash provided by investing activities for the same period in 2004. This change is primarily due to the purchase of $17.6 million in available for sale securities by the Company’s wholly-owned captive insurance company in the first quarter of 2005, as compared to no such purchases in 2004. In addition, expenditures made in the first quarter of 2005 related to real estate classified as “held for investment” were $17.6 million, as compared to similar expenditures of $1.9 million in the first quarter of 2004. These 2005 expenditures were offset by $0.03 million of proceeds from the dispositions of real estate projects classified as “held for investment” at the time of disposition in accordance with FAS 144, as compared to $11.3 million of such proceeds in 2004. Investments in unconsolidated subsidiaries, net of distributions, increased to $5.5 million in the first quarter of 2005, compared to distributions from investments in unconsolidated subsidiaries, net of contributions, of $10.1 million in the same period in 2004.

Net cash used in financing activities totaled $1.2 million for the first quarter of 2005, compared to $11.8 million for the same period in 2004. In 2005, the Company received proceeds from borrowings, net of payments, of $17.1 million on notes payable related to real estate held for investment as compared to net payments of $9.0 million in 2004. In addition, the Company made principal payments (and no borrowings) of $0.2 million, compared to principal payments, net of additional borrowings, of $11.2 million in the first quarter of 2004. The 2005 payments primarily relate to payments on capital lease obligations and the 2004 payments, net of borrowings, primarily relate to activity on the Company’s Credit Facility. These decreases in cash used were offset by distributions, net of contributions, to minority interest holders of $8.7 million in the first quarter of 2005, compared to $7.1 million of contributions received, net of distributions, in the same period in 2004. In addition, the Company repurchased common stock utilizing cash of $11.1 million (including related costs) in the first quarter of 2005, while no such repurchases were made in the same period in 2004. The Company also received $1.8 million in proceeds in 2005 from the exercise of stock options and issuance of common stock, compared to $1.4 million in the first quarter of 2004.

In June 2002, the Company obtained a $150.0 million revolving line of credit (the “Credit Facility”) arranged by Bank of America, N.A., as the administrative agent (the “Administrative Agent”), which replaced the Company’s previous $150.0 million revolving line of credit. The Credit Facility expires on June 28, 2005. The Company can obtain loans under the terms of the Credit Facility, which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin up to 0.75% depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate announced from time to time by the Administrative Agent or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurocurrency rate plus a margin, which ranges from 1.75% to 2.5%, depending upon the Company’s leverage ratio. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. In addition, the Company may not pay dividends, repurchase common shares, or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

The Company’s participation in derivative transactions has been limited to risk management purposes, and derivative instruments are not held for trading purposes. The Credit Facility requires the Company to enter into one or more interest rate agreements for the Company’s floating rate indebtedness in excess of $30.0 million (other than construction loans under which interest is capitalized in accordance with accounting principles generally accepted in the United States (“GAAP”)) ensuring the net interest on such excess is fixed, capped or hedged. In March 2005, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million expiring June 24, 2005, under which the Company will receive payments if the 30-day LIBOR based interest rate exceeds 3.25%. Effective March 31, 2005, the interest rate cap agreement has been designated an effective hedge on certain variable rate debt of the Company, and, to the extent the hedging relationship remains effective, changes in fair value of the interest rate cap agreement will be recorded in other comprehensive income.

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

At March 31, 2005, the Company had no borrowings under the Credit Facility or the Discretionary Line. The covenants contained in the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $150.0 million commitment. The Company’s unused borrowing capacity (taking into account letters of credit outstanding) under the Credit Facility was $127.2 million at March 31, 2005. Since it takes longer for the Company to dispose of real estate investments in a weaker economy, an economic slow down could adversely impact the Company’s ability to comply with certain of the real estate-related financial covenants in the Company’s Credit Facility, which could negatively impact the Company’s borrowing capacity. Also, since many of the financial covenants in the Credit Facility are dependent on the Company’s “EBITDA,” as defined in the Credit Facility agreement and calculated on a trailing four-quarter basis, a decline in the Company’s overall operations could adversely impact the Company’s ability to comply with these financial covenants and, in turn, the Company’s borrowing capacity.

At March 31, 2005, the Company was in compliance with all covenants of the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions, fund its co-investment activities and provide the Company with an additional source of working capital. In April 2005, the Company borrowed $91.3 million under the Credit Facility to fund its purchase of additional shares of Savills on the open market and pursuant to the Company’s exercise of an option granted by Savills.

In December 2004, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $2.5 million at March 31, 2005, and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on January 1, 2006. Through March 31, 2005, amounts recorded by the Company related to this interest rate cap agreement were not material.

In March 2003, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement had a notional amount of $11.4 million and the Company was to receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement was not designated as an effective hedge and, therefore, was marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expired on March 1, 2005. The amounts recorded by the Company related to this interest rate cap agreement were not material.

The Company does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Facility and loans secured by underlying real estate will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, share repurchases, acquisitions of service companies, signing bonuses or loans for new employees and internal growth for the foreseeable future. As of the date of this Form 10-Q, the Company is negotiating a renewal of the Credit Facility. The Company anticipates it will renew the Credit Facility on terms that are substantially similar to the existing terms. The Company’s need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of implementation of its growth strategy. The Company regularly considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

Off-balance Sheet Arrangements

The Company has off-balance sheet arrangements consisting of certain debt repayment guarantees that have been provided by the company as security for the obligations of others (primarily unconsolidated subsidiaries of the Company) in the normal course of the Company’s real estate development business. The Company has not made any material payments under such arrangements in the three months ended March 31, 2005 or 2004. As of March 31, 2005, the Company has guaranteed a maximum of $16.3 million of such notes payable, of which $15.6 million is outstanding. Payments required under these arrangements, if any, would generally result in an increase in the Company’s investment in the underlying unconsolidated subsidiaries.

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believe,” “anticipate,” “forecast,” “will,” “may,” “expect,” “envision,” “project,” “budget,” “target,” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “foresee,” “look(ing) for,” “look to” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale, (iii) the ability of the Company to compete effectively in the international arena, (iv) the ability of the Company to retain its major clients and renew its contracts, (v) the ability of the Company to attract new user and investor clients, (vi) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company’s participation as a principal in real estate investments, (vii) the Company’s ability to continue to pursue its growth strategy, (viii) the Company’s ability to pursue strategic acquisitions on favorable terms and manage challenges and issues commonly encountered as a result of those acquisitions, (ix) the Company’s ability to compete in highly competitive national and local business lines, and (x) the Company’s ability to attract and retain qualified personnel in all areas of its business (particularly senior management). In addition, the Company’s ability to achieve certain anticipated results will be subject to other factors affecting the Company’s business that are beyond the Company’s control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and clients’ willingness to make real estate commitments), the effect of government regulation on the conduct of the Company’s business and the threat of terrorism and acts of war. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 1. Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

ITEM 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Notes 7 and 8 to the Company’s Condensed Consolidated Financial Statements. The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. From time to time, the Company purchases interest rate agreements to hedge, cap or lock a portion, but not all, of its exposure to fluctuations in interest rates, and, as such, the effects of interest rate changes are expected to be limited. The Company’s earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Europe, Asia and Australia. At March 31, 2005, there have been no significant changes in the interest rate or foreign currency market risks since December 31, 2004. See Note 17 to the Company’s Condensed Consolidated Financial Statements for discussion regarding the Company’s purchase of an additional stake in Savills plc in April 2005.

ITEM 4.            Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings or submissions with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases under the Company’s stock repurchase programs in the first quarter of 2005 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005—January 31, 2005	—		—	—	—
February 1, 2005—February 28, 2005	—		—	—	—
March 1, 2005—March 31, 2005	539,300	(1)	$20.57	539,300	$8,900,000
Total	539,300		$20.57	539,300	$8,900,000

(1)          On March 1, 2005, the Company announced a $20 million share repurchase program authorizing the  purchase of the Company’s common stock from time to time in open market purchases or in privately negotiated transactions.

ITEM 6.                Exhibits

(a)    Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1(6)	Second Amendment of Credit Agreement dated April 22, 2005, between the Company and Bank of America, N.A.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

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

(6)                 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2005, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAMMELL CROW COMPANY
	By:	/s/ DEREK R. MCCLAIN
Derek R. McClain
Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)
Date: May 10, 2005

Exhibit Index

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1(6)	Second Amendment of Credit Agreement dated April 22, 2005, between the Company and Bank of America, N.A.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)                 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2005, and incorporated herein by reference.