Form 10-Q
period 2005-06-30
TRAMMELL CROW CO
filed 2005-08-09
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

There were  35,648,481 shares of the registrant’s common stock outstanding as of August 1, 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.                Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$46,049	$163,637
Restricted cash	6,186	9,950
Accounts receivable, net of allowance for doubtful accounts of $2,975 in 2005 and $3,144 in 2004	97,378	103,551
Receivables from affiliates	7,649	1,626
Notes and other receivables	7,057	19,726
Income taxes recoverable	518	—
Deferred income taxes	3,971	4,021
Real estate under development	40,541	16,027
Real estate and other assets held for sale	26,406	23,108
Available for sale securities	497	—
Other current assets	27,465	18,066
Total current assets	263,717	359,712
Furniture and equipment, net	19,795	18,649
Deferred income taxes	21,567	22,935
Real estate under development	135,475	60,381
Real estate held for investment	104,935	122,703
Investments in unconsolidated subsidiaries	167,011	74,090
Goodwill, net	74,366	74,357
Available for sale securities	17,473	—
Other assets	17,643	16,123
	$821,982	$748,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,548	$23,731
Accrued expenses	108,637	147,689
Payables to affiliates	45	40
Income taxes payable	—	18,121
Current portion of long term debt	4,629	6
Current portion of notes payable on real estate	32,287	14,193
Liabilities related to real estate and other assets held for sale	25,229	22,736
Other current liabilities	10,547	12,613
Total current liabilities	205,922	239,129
Long-term debt, less current portion	71,022	8
Notes payable on real estate, less current portion	155,437	114,079
Other liabilities	12,444	10,028
Total liabilities	444,825	363,244
Minority interest	37,143	44,756
Stockholders’ equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,903,058 shares issued and 35,529,131 shares outstanding in 2005 and 37,902,998 shares issued and 35,605,007 shares outstanding in 2004	379	379
Paid in capital	199,461	196,314
Retained earnings	195,140	190,252
Accumulated other comprehensive income	2,729	2,043
Less: Treasury stock	(41,628)	(36,921)
Unearned stock compensation, net	(16,067)	(11,117)
Total stockholders’ equity	340,014	340,950
	$821,982	$748,950

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
User Services:
Facilities management	$ 59,391	$ 50,556	$ 114,528	$ 101,312
Corporate advisory services	40,116	33,744	64,789	56,278
Project management services	31,963	19,675	57,287	37,637
	131,470	103,975	236,604	195,227
Investor Services:
Property management	34,468	34,762	68,555	69,324
Brokerage	33,676	28,710	61,456	50,859
Construction management	2,959	2,343	5,174	4,061
	71,103	65,815	135,185	124,244
Development and construction	9,387	8,336	18,223	16,343
	211,960	178,126	390,012	335,814
Gain on disposition of real estate	963	3,885	2,531	4,331
TOTAL REVENUES	212,923	182,011	392,543	340,145
COSTS AND EXPENSES
Salaries, wages and benefits	132,818	112,793	258,559	228,945
Commissions	34,298	27,982	56,956	47,995
General and administrative	36,794	32,474	67,392	58,651
Depreciation and amortization	2,634	2,816	5,244	5,974
Interest	2,117	1,058	3,222	1,862
TOTAL EXPENSES	208,661	177,123	391,373	343,427
Operating income (loss)	4,262	4,888	1,170	(3,282)
Interest and other income	483	477	1,407	1,361
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	4,745	5,365	2,577	(1,921)
Income tax (expense) benefit	(1,757)	(2,232)	(930)	826
Minority interest, net of income tax (expense) benefit of $(607), $445, $(1,834) and $470	1,263	(590)	3,251	(625)
Income from investments in unconsolidated subsidiaries, net of income tax expense of $(1,599), $(719), $(2,576), and $(5,035)	2,984	713	4,567	6,683
Income from continuing operations	7,235	3,256	9,465	4,963
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(591), $21, $(481), and $(263)	1,029	(42)	852	350
Net income	$ 8,264	$ 3,214	$ 10,317	$ 5,313
Income per share from continuing operations:
Basic	$ 0.22	$ 0.09	$ 0.28	$ 0.14
Diluted	$ 0.20	$ 0.09	$ 0.27	$ 0.13
Income (loss) per share from discontinued operations, net of income taxes:
Basic	$ 0.03	$ 0.00	$ 0.03	$ 0.01
Diluted	$ 0.03	$ 0.00	$ 0.02	$ 0.01
Net income per share:
Basic	$ 0.25	$ 0.09	$ 0.31	$ 0.15
Diluted	$ 0.23	$ 0.09	$ 0.29	$ 0.14
Weighted average common shares outstanding:
Basic	33,422,946	35,545,234	33,555,988	35,521,715
Diluted	36,053,250	37,462,293	36,097,902	37,426,216

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2005 (Unaudited) and Year Ended December 31, 2004 (Note 1)
(in thousands, except share data)

	Common Shares		Common Stock Par	Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Unearned Stock
	Issued	Treasury	Value	Capital	Earnings	Income	Stock	Compensation	Total
Balance at January 1, 2004	37,783,595	921,353	$ 377	$ 192,336	$ 151,560	$ 1,106	$ (8,363)	$ (9,387)	$ 327,629
Net income	—	—	—	—	39,119	—	—	—	39,119
Issuance of restricted stock	28,000	(644,313)	1	2,846	—	—	5,870	(8,717)	—
Forfeiture of restricted stock	—	32,632	—	—	—	—	(394)	304	(90)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	6,683	6,683
Issuance of common stock	91,403	(366,118)	1	1,132	(427)	—	3,900	—	4,606
Stock repurchase	—	2,354,437	—	—	—	—	(37,934)	—	(37,934)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	937	—	—	937
Balance at December 31, 2004	37,902,998	2,297,991	379	196,314	190,252	2,043	(36,921)	(11,117)	340,950
Net income	—	—	—	—	10,317	—	—	—	10,317
Issuance of restricted stock	—	(371,024)	—	2,189	—	—	6,541	(8,730)	—
Forfeiture of restricted stock	—	172,475	—	—	—	—	(3,061)	389	(2,672)
Amortization of unearned stock compensation	—	—	—	676	—	—	—	3,391	4,067
Issuance of common stock	60	(695,657)	—	282	(5,429)	—	11,863	—	6,716
Stock repurchase	—	970,142	—		—	—	(20,050)	—	(20,050)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	591	—	—	591
Unrealized holding gains/(losses) on available for sale securities, net of tax	—	—	—	—	—	95	—	—	95
Balance at June 30, 2005	37,903,058	2,373,927	$ 379	$ 199,461	$ 195,140	$ 2,729	$ (41,628)	$ (16,067)	$ 340,014

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Operating activities
Cash flows from earnings:
Net income	$ 10,317	$ 5,313
Reconciliation of net income to net cash provided by earnings:
Depreciation and amortization	5,366	6,126
Amortization of employment contracts and unearned stock compensation	4,502	3,618
Amortization of contract intangibles	1,172	1,069
Bad debt expense	67	487
Provision for losses and writedowns for impairment on real estate	—	672
Gain on disposition of real estate held for investment	(44)	(758)
Minority interest	(5,085)	1,095
Deferred income tax expense (benefit)	1,004	(1)
Income from investments in unconsolidated subsidiaries	(7,143)	(11,718)
Net cash provided by earnings	10,156	5,903
Changes in operating assets and liabilities:
Restricted cash	3,764	967
Accounts receivable	6,117	2,604
Receivables from affiliates	(6,023)	(3,415)
Notes receivable and other assets	(13,201)	5,209
Real estate held for sale and under development	(53,019)	(21,456)
Notes payable on real estate held for sale and under development	38,008	20,553
Accounts payable and accrued expenses	(36,643)	(22,565)
Payables to affiliates	5	(51)
Income taxes payable	(18,639)	(5,804)
Other liabilities	2,028	1,391
Net cash flows from changes in working capital	(77,603)	(22,567)
Net cash used in operating activities	(67,447)	(16,664)
Investing activities
Expenditures for furniture and equipment	(5,164)	(3,319)
Purchase of available for sale securities	(17,795)	—
Additions to real estate held for investment	(21,047)	(28,882)
Net proceeds from disposition of real estate held for investment	44	14,860
Investments in unconsolidated subsidiaries	(100,255)	(1,346)
Distributions from unconsolidated subsidiaries	13,977	11,709
Net cash used in investing activities	(130,240)	(6,978)
Financing activities
Principal payments on long-term debt and capital lease obligations	(78,332)	(113,943)
Proceeds from long-term debt	153,693	102,539
Contributions from minority interest	9,053	12,683
Distributions to minority interest	(11,581)	(2,560)
Proceeds from notes payable on real estate held for investment	24,090	9,944
Payments on notes payable on real estate held for investment	(3,490)	(13,407)
Proceeds from exercise of stock options	5,213	140
Proceeds from issuance of common stock	1,503	1,240
Purchase of common stock	(20,050)	—
Net cash provided by (used in) financing activities	80,099	(3,364)
Net decrease in cash and cash equivalents	(117,588)	(27,006)
Cash and cash equivalents, beginning of period	163,637	105,616
Cash and cash equivalents, end of period	$ 46,049	$ 78,610

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$8,264	$3,214	$10,317	$5,313
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense (benefit) of $341 and $334 in the three and six months ended June 30, 2005, respectively, and $(157) and $(9) in the three and six months ended June 30, 2004, respectively	602	(224)	591	(25)
Unrealized holding gains/(losses) on available for sale securities, net of tax expense of $127 and $80 in the three and six months ended June 30, 2005, respectively	206	—	95	—
Comprehensive income	$9,072	$2,990	$11,003	$5,288

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

Reclassifications

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain assets and liabilities at December 31, 2004, and certain revenues and expenses for the three months ended March 31, 2005, and the three and six months ended June 30, 2004, have been reclassified to conform to the presentation at and for the three months ended June 30, 2005 (see Notes 9 and 11). As a result, certain balances differ from the amounts reported in previously filed documents.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Marketable Securities

The Company accounts for investments in debt and equity securities in accordance with FASB Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies marketable securities it acquires with the intent to generate a profit from short-term movements in market prices as trading securities. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity and

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

debt securities not classified as trading or held to maturity are classified as available for sale. All of the marketable securities held by the Company at June 30, 2005 are classified as available for sale.

In accordance with FAS 115, the securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of tax, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity. Premiums and discounts are recognized in interest and other income using the effective interest method. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest and other income.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

Earnings Per Share

The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 2005, include 2,630,304 and 2,541,914 shares, respectively, to reflect the dilutive effect of unvested restricted stock and options to purchase shares of common stock. The weighted-average common shares outstanding used to calculate diluted earnings per share for the three and six months ended June 30, 2004, include 1,917,059 and 1,904,501 shares, respectively, to reflect the dilutive effect of unvested restricted stock and options to purchase shares of common stock.

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
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

Pro forma information regarding net income and net income per share, shown in the table below, has been determined as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$8,264	$3,214	$10,317	$5,313
Add: Stock-based employee compensation expense included in net income, net of related tax effects	967	963	2,028	1,657
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,133	1,485	2,926	2,691
Pro forma net income	$8,098	$2,692	$9,419	$4,279
Net income per share:
Basic—as reported	$0.25	$0.09	$0.31	$0.15
Basic—pro forma	$0.24	$0.08	$0.28	$0.12
Net income per share:
Diluted—as reported	$0.23	$0.09	$0.29	$0.14
Diluted—pro forma	$0.22	$0.07	$0.26	$0.11

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company’s financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. As of June 30, 2005, the estimated settlement value of non-controlling interests in the Company’s consolidated limited life subsidiaries is $9,086, as compared to book value (included in minority interest on the Company’s balance sheet) of $6,001. The excess of settlement value over book value is driven by an even larger estimated appreciation of certain consolidated real estate assets and investments compared to the Company’s book value, offset by selling costs and debt prepayment penalties, if any.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

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

In April 2005, the SEC deferred the implementation date of FAS 123R to become effective for annual periods beginning after June 15, 2005, or January 1, 2006 for the Company. FAS 123R permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. The company plans to adopt FAS 123R using the modified-prospective method.

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

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). To promote consistency in applying this guidance to corporate entities and those entities that hold real estate:

•       the EITF amended Issue No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Interest Shareholder or Shareholders Have Certain Approval or Veto Rights (“EITF 96-16”), and

•       the FASB staff issued FSP No. SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 with EITF Issue No. 04-5 (“FSP SOP 78-9-1”) which amends AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, to reflect the consensus reached in EITF 04-5.

EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. That presumption may be overcome if the limited partners have either (1) the substantive ability—either by a single limited partner or through a simple majority vote—to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights. Substantive participating rights—which are based on the concept discussed in EITF 96-16—provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

The effective date for applying the guidance in EITF 04-5 and FSP SOP 78-9-1 is (1) June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. The effect of initially applying this guidance may be accounted for similarly to a change in accounting principle or by restating the financial statements of prior periods. The amendments to EITF 96-16 are to be applied prospectively to new investment agreements and to investment agreements that are modified after June 29, 2005. Retrospective application is not required for investments in limited partnerships for which the entity is no longer a general partner as of the date that the guidance in EITF 04-5 is adopted.

The Company has not entered into any new limited partnerships or amended any existing limited partnerships that require application of EITF 04-5 in its June 30, 2005 financial statements. The impact of adopting EITF 04-5 cannot be predicted at this time, however, the Company anticipates that the adoption will not impact net income, earnings per share or stockholders’ equity. The Company is evaluating the impact of the new guidance on its existing limited partnerships. The Company plans to account for any initial effect of applying the new guidance under the method similar to a change in accounting principle.

2.   Variable Interest Entities

The Company was involved in the formation of a legal entity to act primarily as an agent of the Company to enter into policies with insurance carriers. The policies are for various types of insurance, including general liability, workers’ compensation and auto. The entity is wholly-owned by an employee of the Company who holds the appropriate local insurance agent’s license required to issue these insurance policies on behalf of the insurance carriers. The entity collects premiums and remits them to the insurance carriers. In exchange, the entity receives commissions from the insurance carriers and remits a portion of the commission revenue to the Company (determined at the Company’s full discretion) in accordance with a facilities and services agreement. Based upon its evaluation, the Company consolidates this entity as the primary beneficiary of a variable interest entity (“VIE”) under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). As of June 30, 2005, the Company has $2,913 recorded in restricted cash and $357 recorded in available for sale securities that serve as collateral for the VIE’s obligations to the insurance carriers.

In January 2005, the Company restructured a consolidated entity established to develop an office building by admitting a majority interest partner. Based upon its evaluation at this reconsideration event, the Company consolidates this entity as the primary beneficiary of a VIE. The entity’s note payable balance of $22,489 at June 30, 2005, is non-recourse to the Company and is collateralized by the real estate project.

In May 2005, the Company obtained a 0.01% managing interest in an entity established to make loans to a Qualified Active Low-Income Community Business through a program enacted by the Community Renewal Tax Relief Act of 2000. The entity made two qualified loans to a single borrower totaling $34,500. The entity’s equity used to fund the loans was contributed by its 99.99% investor member. The Company

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

2.   Variable Interest Entities (Continued)

has determined that this entity is a VIE. However, based upon its evaluation, the Company has determined it is not the primary beneficiary of the entity. The Company believes that its maximum exposure to loss as a result of its involvement with this VIE is not material. Additionally in May 2005, the Company obtained a 49% membership interest in a related entity that acts as the administrative member performing servicing and tax matters for the above referenced entity. Based upon its evaluation, the Company has determined that this entity is also a VIE since the entity’s equity was funded from up-front fees received from the above referenced entity. However, based upon its evaluation, the Company has determined it is not the primary beneficiary of the entity. The Company believes that its maximum exposure to loss as a result of its involvement with this VIE is not material.

In September 2004, the Company issued a budget guaranty relating to a development project. Under the budget guaranty, the Company is responsible for all costs in excess of an approved budget of approximately $35,400. The Company was involved in the design of the underlying entity and has determined that its budget guaranty represents a variable interest in a VIE for which the Company is not the primary beneficiary. The Company cannot estimate its actual maximum exposure to loss as a result of its involvement with this VIE because the budget guaranty is unlimited. However, based on the Company’s experience of minimal payments under similar arrangements and the existence of a guaranteed maximum price contract between the general contractor and the owner of the project that mitigates the Company’s risk, the Company believes that its exposure to loss is not material.

The Company is part of a co-lender group with an independent third party that issued a mezzanine loan to the owner of two office buildings. In April 2000, the Company provided $567 of the total $5,667 mezzanine loan. At that time, another independent third-party lender provided the senior financing of $19,100 to the owner. The Company also provides building management and leasing services for the buildings under a long-term contract at market rates for such services. The mezzanine loan arrangement is considered to be a variable interest in the entity that owns the property, which the Company believes is a VIE. However, based upon the Company’s evaluation, the Company is not the primary beneficiary of the entity, and, therefore, the Company has not consolidated the VIE. The VIE sold one of its buildings in December 2004 and paid a portion of the Company’s note receivable at that time. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its outstanding note balance of $430 as of June 30, 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

3.   Real Estate

All real estate is included in the Company’s Development and Investment segment (see Note 14). Certain real estate assets owned by the Company secure the outstanding balances of underlying mortgage or construction loans. Real estate owned by the Company consists of the following:

	June 30, 2005		December 31, 2004
Real estate under development (current)	$40,541		$16,027
Real estate included in assets held for sale (see Note 9)	14,153		21,874
Real estate under development (non-current)	135,475		60,381
Real estate held for investment(1)	104,935		122,703
	$295,104	(2)	$220,985	(2)

(1)                 Net of accumulated depreciation of $1,510 and $802 at June 30, 2005, and December 31, 2004, respectively.

(2)                 Includes $2,876 and $1,146 at June 30, 2005, and December 31, 2004, respectively, of lease intangibles and tenant origination costs, net of accumulated amortization.

In the six months ended June 30, 2004, the company recorded provisions for losses on real estate of $94 to increase the allowances on real estate held for sale to reduce the carrying value of assets to fair value less cost to sell. This amount is included in general and administrative expenses in the consolidated statement of income. No such provisions were recorded in 2005.

In the six months ended June 30, 2004, the Company recorded writedowns for impairment of real estate (not classified as held for sale at the time of such writedowns) totaling $578. Of this amount, $120 is included in discontinued operations in the consolidated statements of income in accordance with FAS 144. The remaining amount is included in general and administrative expenses in the consolidated statements of income. The writedowns for impairment primarily relate to a vacant land parcel in a market in which rental rates continued to decline and vacancy rates continued to increase at the time of the writedown. The Company obtained market comparisons for the land parcel and determined that, based on those market comparisons, the value of the land was impaired. There were no such writedowns for impairment in 2005.

In 2004, the Company sold a 150-acre land parcel to a third party for cash of $30,010. At the time of sale, a consolidated subsidiary of the Company (other than the entity that sold the property) held a purchase contract on seven acres of the 150-acre land parcel. As a result, the Company recorded the transaction related to the seven-acre parcel as a financing transaction, rather than a sale. As of June 30, 2005, real estate and other assets held for sale includes $344 of real estate, and liabilities related to real estate and other assets held for sale includes $1,386 of notes payable, related to this seven-acre land parcel.

In 2003, the Company sold a parcel of land for $1,750 of which $1,125 of the consideration received was in the form of an interest-bearing note from the buyer. The Company retained a unilateral right to repurchase the property at any time through 2006, in addition to maintaining the right to approve any plans for development on the property. If the Company exercises its repurchase option, the Company

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

3.   Real Estate (Continued)

would repay the amount it received from the buyer, plus a return on the buyer’s investment. Because of the Company’s continuing involvement in and option to repurchase the property, the transaction was recorded as a financing transaction rather than a sale. As of June 30, 2005, real estate and other assets held for sale includes $1,408 of real estate and $3 of other current assets, and liabilities related to real estate and other assets held for sale include $1,750 of notes payable and $211 of accrued interest, all related to this parcel of land.

4.   Marketable Securities

The following is a summary of marketable securities held by the Company at June 30, 2005, all of which are classified as available for sale. The Company held no marketable securities at December 31, 2004.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$5,818	$72	$(1)	$5,889
Corporate debt securities	3,543	50	(4)	3,589
Asset-backed securities	1,663	4	(2)	1,665
Collateralized mortgage obligations	1,113	4	(2)	1,115
Total debt securities	12,137	130	(9)	12,258
Equity securities	5,658	257	(203)	5,712
Total available for sale securities	$17,795	$387	$(212)	$17,970

The net carrying value and estimated fair value of debt securities at June 30, 2005, by contractual maturity, are shown below. Actual repayment dates may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Debt securities:
Due in one year or less	$497	$497
Due after one year through five years	4,235	4,243
Due after five years through ten years	4,129	4,228
Due after ten years	500	511
Asset-backed securities	1,113	1,115
Collateralized mortgage obligations	1,663	1,664
Total debt securities	$12,137	$12,258

The Company recorded no significant realized gains or losses related to sales of marketable securities in the first half of 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

5.   Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consist of the following:

	June 30, 2005	December 31, 2004
Real estate	$40,135	$39,829
Other	126,876	34,261
	$167,011	$74,090

In April 2005, the Company exercised its option to acquire additional shares of Savills plc (“Savills”), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia. The exercise of the option resulted in the issuance of 5,243,229 shares by Savills at a price of 701.28 pence per share, for a total cost of £36,770 ($70,392). The exercise price represented a 20% premium to the average mid-market closing price of the shares in trading on the London Stock Exchange for the five trading days preceding the exercise of the option. Preceding its exercise of the option, also in April 2005, the company acquired 1,677,970 of Savills’ Ordinary Shares in open market purchases at an average price of 650.00 pence per share, having the effect of reducing the number of shares purchasable under the option. The option exercise and the market purchase together increased the Company’s ownership stake to approximately 19.6% of Savills’ Ordinary Shares then outstanding. The aggregate cost of the market purchases and the shares issued upon exercise of the option was $91,272. The purchases were funded by borrowings under the Company’s line of credit. The investment is classified as an “other” investment in the table above.

The Company is in the process of completing its purchase price allocation of this additional ownership interest in Savills. Of the total purchase price, approximately $4,172 has been allocated to the value of customer relationships, property and facilities management contracts and backlog. This amount is being amortized over periods up to ten years. The estimated difference between the carrying value of the investment and the amount of underlying equity in net assets of $66,193 will be evaluated for impairment as part of the investment as a whole when evidence of a loss in value occurs. Impairment charges would be recognized when losses in value are other than temporary.

The summarized financial information below does not include the results of Savills as Savills qualifies as a foreign private issuer.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

5.   Investments in Unconsolidated Subsidiaries (Continued)

Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues	$27,518	$19,395	$47,065	$76,331
Total expenses	21,137	17,198	38,901	36,371
Net income	$6,381	$2,197	$8,164	$39,960

6.   Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2005	2004
Payroll and bonuses	$33,869	$67,315
Commissions	24,635	36,171
Development costs	20,205	16,601
Deferred income	14,445	13,160
Interest	566	455
Insurance	2,325	2,150
Restructuring charges (see Note 15)	1,699	1,902
Other	12,792	11,229
	110,536	148,983
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale (see Note 9)	1,899	1,294
	$108,637	$147,689

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

7.   Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004
Borrowings under $175,000 line of credit with a bank (the “Credit Facility”)	$71,000	$—
Borrowings under $25,000 short-term revolving line of credit with a bank (the “Swing Line”)	4,500	—
Borrowings under £1,100 short-term borrowing facility with a bank (the “European Facility”)	118	—
Other	33	14
Total long-term debt	75,651	14
Less: Current portion of long-term debt	4,629	6
	$71,022	$8

During June 2005, the Company entered into the Credit Facility and the Company’s previous $150,000 line of credit was terminated. The Company repaid borrowings outstanding under the previous line of credit with proceeds from the Credit Facility. Under the Credit Facility, the Company can obtain loans, which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin up to 0.25% depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurodollar rate plus a margin which ranges from 1.75% to 2.0%, depending upon the Company’s leverage ratio. The Eurodollar rate is based on the British Bankers Association LIBOR rate. Interest is payable in periods up to six months at the Company’s discretion. The interest rate for borrowings under the Credit Facility was 4.9% at June 30, 2005.

The shares of certain subsidiaries of the Company, accounting for at least 80% of Adjusted Gross EBITDA, as defined in the Credit Facility agreement, are pledged as security for the Credit Facility.

The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization, plus, for the year ending December 31, 2005 only, an amount equal to $20,000. There are also certain restrictions on investments and acquisitions that can be made by the Company. At June 30, 2005, the Company is in compliance with all covenants of the Credit Facility.

The covenants associated with the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $175,000 commitment. At June 30, 2005, the Company has unused borrowing capacity of $88,595 (taking in account borrowings and letters of credit outstanding) under its Credit Facility.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

7.   Long-Term Debt (Continued)

Under the Credit Facility, the Company pays a quarterly fee equal to 0.25% per annum of the unused commitment under the line. If a certain interest coverage ratio is not maintained, as defined in the agreement, the Credit Facility requires the Company to enter into one or more interest rate swap agreements for the Company’s indebtedness in excess of $30,000 ensuring the net interest is fixed.

The Swing Line is a component of the Credit Facility. Borrowings under the Swing Line mature five business days from the date drawn (no later than June 28, 2008) and bear interest at a 30-day LIBOR-based rate (plus an applicable margin as defined in the agreement). Borrowings under the Swing Line reduce borrowing capacity under the Credit Facility.

8.   Notes Payable on Real Estate

The Company has loans secured by real estate consisting of the following:

	June 30,	December 31,
	2005	2004
Current portion of notes payable on real estate	$32,287	$14,193
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 9)	23,330	21,432
Total notes payable on real estate, current portion	55,617	35,625
Notes payable on real estate, non-current portion	155,437	114,079
Total notes payable on real estate	$211,054	$149,704

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

At June 30, 2005, $9,997 of the current portion and $8,912 of the non-current portion of notes payable on real estate are recourse to the Company (beyond being recourse to the single-purpose entity that holds the real estate asset and is the obligor on the note payable). With respect to a project to which $3,322 of the current recourse obligations relate, the Company has an agreement to sell the project upon completion, the proceeds of which will be used to repay the related note payable.

The Company has a participating mortgage loan obligation related to a real estate project classified as real estate under development (non-current). The participating mortgage loan is subordinate to a construction loan on the underlying project. The lender participates in net operating cash flow of the mortgaged real estate project, if any, and capital proceeds, net of related expenses, upon the sale of the project, after payment of amounts due under the construction loan. The lender receives 6% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35% to 80% of proceeds remaining after the construction loan is paid, based on reaching various internal rates of return. The amount of the participating liability and the related debt discount are $11,335 and $3,459, respectively, at

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

8.   Notes Payable on Real Estate (Continued)

June 30, 2005 and $10,030 and $4,894, respectively, at December 31, 2004. In the six months ended June 30, 2005 and 2004, the Company amortized $2,742 and $2,710, respectively, of the debt discount, which has been capitalized to real estate under development (non-current).

9.   Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company’s balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at June 30, 2005, or sold in the six months ended June 30, 2005, that were not classified as held for sale at December 31, 2004, have been reclassified to real estate and other assets held for sale in the Company’s balance sheet as of December 31, 2004 presented herein.

Real estate and other assets held for sale and related liabilities are as follows:

	June 30,	December 31,
	2005	2004
Assets:
Notes and other receivables	$11,957	$1,099
Real estate held for sale (see Note 3)	14,153	21,874
Other current assets	232	24
Other assets	64	111
Total real estate and other assets held for sale	26,406	23,108
Liabilities:
Accrued expenses (see Note 6)	1,899	1,294
Notes payable on real estate held for sale (see Note 8)	23,330	21,432
Other current liabilities	—	10
Total liabilities related to real estate and other assets held for sale	25,229	22,736
Net real estate and other assets held for sale	$1,177	$372

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

10.   Stockholders’ Equity

A summary of the Company’s stock option activity for the six months ended June 30, 2005, is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise price of $9.74 to $14.50 (at market price at grant date)	Exercise price of $14.51 to $22.75 (at market price at grant date)	Exercise price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2004	896,135	3,004,925	1,921,135	144,621	5,966,816
Granted	—	—	—	—	—
Exercised	(229,143)	(140,776)	(199,472)	—	(569,391)
Forfeited	(52,821)	(26,127)	(12,056)	—	(91,004)
June 30, 2005	614,171	2,838,022	1,709,607	144,621	5,306,421
Options exercisable at June 30, 2005	614,171	2,578,815	1,709,607	144,621	5,047,214

11.   Gain on Disposition of Real Estate and Discontinued Operations

During the first half of 2005, the Company recognized total gain on disposition of real estate (excluding discontinued operations) of $2,531. This gain was comprised of two sales of real estate projects with an aggregate net sales price of $2,337 and a settlement related to the estimated cost to complete construction related to a previous period disposition. This gain also included deferred gain recognition of $178 related to dispositions in prior periods. During the first half of 2004, the Company sold four real estate projects for an aggregate net sales price of $15,595, resulting in an aggregate gain on disposition of $3,993. The Company also recognized $338 of deferred gain from previous period dispositions.

The Company’s discontinued operations include the operations and gains on disposition of real estate projects held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that are considered “components of an entity” as defined by FAS 144 and for which the Company does not have or expect to have any significant involvement in the operations of the project after the disposal. The Company has certain real estate assets that are land parcels and constitute a component of an entity. From time to time, the Company disposes of these land parcels in smaller lots. An individual lot that is part of a larger land parcel does not constitute a component of an entity within the meaning of paragraph 41 of FAS 144 until it is either classified as held for sale in accordance with FAS 144 or sold. As required by FAS 144, certain revenues and expenses for the three months ended March 31, 2005, and the three and six months ended June 30, 2004 have been reclassified to conform to the presentation for the three months ended June 30, 2005.

In the first six months of 2005, the Company sold five real estate projects that were considered discontinued operations under FAS 144. The aggregate net sales price for these projects was $28,522, and the Company recognized an aggregate gain on disposition of $1,962. In the first six months of June 30, 2004, the Company sold one real estate project that was considered a discontinued operation under

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

11.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

FAS 144. The net sales price for this project was $11,335, and the Company recognized a gain on disposition of $844, including interest forgiveness of $326. The gain on disposition related to these projects has been reported as discontinued operations, net of applicable income taxes, in the consolidated statements of income.

The components of discontinued operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Development and construction	$ 347	$ 468	$ 580	$ 791
Gain on disposition of real estate	1,878	—	1,962	844
Total Revenues	2,225	468	2,542	1,635
Expenses:
Salaries, wages, and benefits	39	—	43	—
Commissions	—	—	—	9
General and administrative	281	386	606	601
Depreciation and amortization	48	53	122	152
Interest	245	95	458	266
Total Expenses	613	534	1,229	1,028
Operating income (loss)	1,612	(66)	1,313	607
Interest and other income	8	3	20	6
Income from discontinued operations, before income taxes	1,620	(63)	1,333	613
Income tax (expense) benefit	(591)	21	(481)	(263)
Income (loss) from discontinued operations, net of income taxes	$ 1,029	$ (42)	$ 852	$ 350

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

In December 2004, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $5,073 at June 30, 2005, and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and, therefore, the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

12.   Financial Instruments (Continued)

current period earnings. The interest rate cap agreement expires on January 1, 2006. Through June 30, 2005, amounts recorded by the Company related to this interest rate cap agreement were not material.

Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company’s long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

13.   Commitments and Contingencies

The Company has guaranteed repayment of a maximum of $5,053 of real estate notes payable of its unconsolidated subsidiaries, all of which is outstanding at June 30, 2005. These notes are secured by the underlying real estate and have maturity dates through December 2009.

The Company issued several debt repayment guarantees of others that are subject to the fair value provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (“FIN 45”).

In 2004, the Company issued a debt repayment guaranty of an unconsolidated subsidiary in conjunction with a $30,000 loan agreement. As part of this loan agreement, the Company issued a repayment guaranty of up to 50% of the loan balance plus any accrued and unpaid interest. In accordance with the terms of the guaranty, at such time as the principal balance has been reduced to $15,000 or less and a target loan-to-value ratio has been reached, the Company’s guaranty is reduced to 25% of the loan balance. In exchange for the guaranty, the Company receives a priority return with respect to its capital contribution based on the outstanding amount of principal on the loan. The Company estimates that its likely exposure under the guaranty is not material and has determined that the present value of the priority return is the best estimate of the fair value of the guaranty under FIN 45. The Company initially recorded a liability offset by an increase in its investment in unconsolidated subsidiary balance of $1,886. The underlying note was paid down to $15,000 in the second quarter of 2005, resulting in a decrease in the Company’s guaranty. As a result of this decrease, the remaining liability balance is $472 at June 30, 2005.

In 2004, the Company also issued a $1,000 debt repayment guaranty on a $10,185 construction loan in order to obtain a development fee contract and allow a third-party owner to obtain financing for a construction project. The guaranty expires upon project completion and achievement of a specified leasing target. The third-party owner has agreed to transfer a separate parcel of land to the Company, should the Company be required to perform under the guaranty. The loan matures in November 2009. The Company estimates that its likely exposure under the guaranty is not material and has recorded the fair value of the guaranty in an amount equivalent to the consideration received, or $102. During 2004, the Company issued several other debt repayment guarantees of unconsolidated subsidiaries that are subject to the provisions of FIN 45. The Company estimates that its likely exposure under these guarantees is not material. On this basis, the Company estimates that the fair value of these guarantees is equivalent to the amount necessary to secure the guarantees using letters of credit from a bank, and the aggregate amount is nominal.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

13.   Commitments and Contingencies (Continued)

At June 30, 2005, the Company has outstanding letters of credit totaling $23,502, including $11,596 and $9,070 of which collateralize amounts recorded in other current liabilities and other liabilities, respectively. The letters of credit expire at varying dates through June 2006.

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

As of June 30, 2005, the Company has made non-refundable earnest money deposits totaling $4,364 in conjunction with contracts to acquire approximately $191,403 of real estate from other entities.

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
June 30, 2005
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

Virtually all of the Company’s revenues are from clients located in the United States. For the three and six months ended June 30, 2005, one individual client accounts for $26,802, or 13%, and $50,750, or 13%, respectively, of the Company’s consolidated revenues. For the three and six months ended June 30, 2004, the same client accounted for $19,730, or 11%, and $36,224, or 11%, respectively, of the Company’s consolidated revenues. Revenues from this client are included primarily in the Company’s Global Services segment.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

14.   Segment Information (Continued)

Summarized financial information for reportable segments is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Global Services:

Total revenues

	$ 202,573	$ 169,941	$ 371,789	$ 319,659
Costs and expenses(1)	189,740	162,048	354,989	313,684
Operating income	12,833	7,893	16,800	5,975
Interest and other income	373	218	1,150	689
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	13,206	8,111	17,950	6,664
Minority interest, before income taxes	353	(17)	542	(17)
Income from investments in unconsolidated subsidiaries, before income taxes	3,198	1,354	3,899	2,558
Income from continuing operations, before income taxes	16,757	9,448	22,391	9,205
Income from discontinued operations, before income taxes	—	—	—	13
Income before income taxes	$ 16,757	$ 9,448	$ 22,391	$ 9,218
Development and Investment:
Total revenues	$ 10,350	$ 12,070	$ 20,754	$ 20,486
Costs and expenses(1)	18,921	15,075	36,384	29,743
Operating loss	(8,571)	(3,005)	(15,630)	(9,257)
Interest and other income	110	259	257	672
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(8,461)	(2,746)	(15,373)	(8,585)
Minority interest, before income taxes	1,517	(1,018)	4,543	(1,078)
Income from investments in unconsolidated subsidiaries, before income taxes	1,385	78	3,244	9,160
Loss from continuing operations, before income taxes	(5,559)	(3,686)	(7,586)	(503)
Income (loss) from discontinued operations, before income taxes	1,620	(63)	1,333	600
Income (loss) before income taxes	$ (3,939)	$ (3,749)	$ (6,253)	$ 97
Total:
Total revenues	$ 212,923	$ 182,011	$ 392,543	$ 340,145
Costs and expenses(1)	208,661	177,123	391,373	343,427
Operating income (loss)	4,262	4,888	1,170	(3,282)
Interest and other income	483	477	1,407	1,361
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	4,745	5,365	2,577	(1,921)
Minority interest, before income taxes	1,870	(1,035)	5,085	(1,095)
Income from investments in unconsolidated subsidiaries, before income taxes	4,583	1,432	7,143	11,718
Income from continuing operations, before income taxes	11,198	5,762	14,805	8,702
Income (loss) from discontinued operations, before income taxes	1,620	(63)	1,333	613
Income before income taxes	$ 12,818	$ 5,699	$ 16,138	$ 9,315

(1)                 Costs and expenses for the three and six months ended June 30, 2005, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $1,937 and $3,437 related to the Global Services segment and $424 and $1,065 related to the Development and Investment segment, respectively. Costs and expenses for the three and six months ended June 30, 2004, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $1,469 and $2,485 related to the Global Services segment and $658 and $1,133 related to the Development and Investment segment, respectively.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

14.   Segment Information (Continued)

	June 30,	December 31,
	2005	2004
Total Assets:
Global Services	$368,258	$319,464
Development and Investment	453,724	429,486
Total consolidated assets	$821,982	$748,950

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

Activity related to the Company’s lease obligations and related costs included in restructuring accruals in 2005 is as follows:

Balance at December 31, 2004	$ 1,902
Cash payments	203
Balance at June 30, 2005	$ 1,699

16.   Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Six Months Ended June 30,
	2005	2004
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$ 5,669	$ 8,235
Capital lease obligations	3	658

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

Within the Global Services segment, with approximately 6,100 full-time equivalent (“FTE”) employees, the Company provides services to user clients, including multinational corporations and hospitals, who are typically the primary occupants of the commercial properties with respect to which services are performed, and investor clients who are not typically the primary occupants of the commercial properties with respect to which services are performed. The building management services provided to user clients consist primarily of facilities management, which entails providing comprehensive day-to-day occupancy related services, principally to large corporations, healthcare systems and other users that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Brokerage services provided to user clients include corporate advisory services such as portfolio management and tenant representation. Project management services provided to user clients include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design, and workplace moves, adds, and changes. The building management services provided to investor clients include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to investor clients include project leasing and investment sales services whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space, and land. Project management services provided to investor clients include construction management services such as space planning and tenant finish and coordination.

Within the Development and Investment segment, encompassing approximately 210 FTE employees, the Company provides development services to both investor and user clients—both those pursuant to which the Company takes an ownership position in a project and those pursuant to which the Company provides development services to others in exchange for fees. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for investor clients and fee development and build-to-suit projects for user clients. From time to time, the Company may pursue development and investment activities, including opportunistic property acquisitions and new development, for its own account or on a co-investment basis. With an organization comprised of professionals dedicated fully to development and investment activities, the Company is positioned to pursue and execute new development business, particularly programmatic business with the Company’s large investor clients, and exploit niche market opportunities.

Results of Operations—Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the three months ended March 31, 2005, and the three and six months ended June 30, 2004, have been reclassified to conform to the presentation for the three months ended June 30, 2005. As a result, certain balances differ from the amounts reported in previously filed documents. See Income from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Six Months Ended June 30,
	2005	2004	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$114,528	$101,312	$13,216	13.0%
Corporate advisory services	64,789	56,278	8,511	15.1%
Project management services	57,287	37,637	19,650	52.2%
	236,604	195,227	41,377	21.2%
Investor Services:
Property management	68,555	69,324	(769)	(1.1)%
Brokerage	61,456	50,859	10,597	20.8%
Construction management	5,174	4,061	1,113	27.4%
	135,185	124,244	10,941	8.8%
Development and construction	18,223	16,343	1,880	11.5%
	390,012	335,814	54,198	16.1%
Gain on disposition of real estate	2,531	4,331	(1,800)	(41.6)%
TOTAL REVENUES	392,543	340,145	52,398	15.4%
COST AND EXPENSES:
Salaries, wages and benefits	258,559	228,945	29,614	12.9%
Commissions	56,956	47,995	8,961	18.7%
General and administrative	67,392	58,651	8,741	14.9%
Depreciation and amortization	5,244	5,974	(730)	(12.2)%
Interest	3,222	1,862	1,360	73.0%
TOTAL EXPENSES	391,373	343,427	47,946	14.0%
Operating income (loss)	1,170	(3,282)	4,452	135.6%
Interest and other income	1,407	1,361	46	3.4%
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	2,577	(1,921)	4,498	234.1%
Income tax (expense) benefit	(930)	826	(1,756)	(212.6)%
Minority interest, net of income taxes	3,251	(625)	3,876	620.2%
Income (loss) from investments in unconsolidated subsidiaries, net of income taxes	4,567	6,683	(2,116)	(31.7)%
Income from continuing operations	9,465	4,963	4,502	90.7%
Income from discontinued operations, net of income taxes	852	350	502	143.4%
Net income	$10,317	$5,313	$5,004	94.2%

	For the Three Months Ended June 30,
	2005	2004	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$59,391	$50,556	$8,835	17.5%
Corporate advisory services	40,116	33,744	6,372	18.9%
Project management services	31,963	19,675	12,288	62.5%
	131,470	103,975	27,495	26.4%
Investor Services:
Property management	34,468	34,762	(294)	(0.8)%
Brokerage	33,676	28,710	4,966	17.3%
Construction management	2,959	2,343	616	26.3%
	71,103	65,815	5,288	8.0%
Development and construction	9,387	8,336	1,051	12.6%
	211,960	178,126	33,834	19.0%
Gain on disposition of real estate	963	3,885	(2,922)	(75.2)%
TOTAL REVENUES	212,923	182,011	30,912	17.0%
COST AND EXPENSES:
Salaries, wages and benefits	132,818	112,793	20,025	17.8%
Commissions	34,298	27,982	6,316	22.6%
General and administrative	36,794	32,474	4,320	13.3%
Depreciation and amortization	2,634	2,816	(182)	(6.5)%
Interest	2,117	1,058	1,059	100.1%
TOTAL EXPENSES	208,661	177,123	31,538	17.8%
Operating Income	4,262	4,888	(626)	(12.8)%
Interest and other income	483	477	6	1.3%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	4,745	5,365	(620)	(11.6)%
Income tax expense	(1,757)	(2,232)	475	21.3%
Minority interest, net of income taxes	1,263	(590)	1,853	314.1%
Income from investments in unconsolidated subsidiaries, net of income taxes	2,984	713	2,271	318.5%
Income from continuing operations	7,235	3,256	3,979	122.2%
Income (loss) from discontinued operations, net of income taxes	1,029	(42)	1,071	2550.0%
Net income	$8,264	$3,214	$5,050	157.1%

Revenues.   Facilities management revenue increased in the second quarter and first half of 2005 from comparable periods in the prior year, primarily as a result of an expansion of a client relationship in the second quarter of 2004 and the addition of several new customer relationships. Reimbursement of salaries, wages, benefits and out-of-pocket general and administrative costs, a component of facilities management revenue, increased $8.4 million and $13.3 million in the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

Corporate advisory services revenue increased for the second quarter and first half of 2005 primarily driven by increased commission revenues as compared to the same periods in the prior year. The increase is in part the result of growth in the number of tenant representation brokers as part of the Company’s focus on expanding its brokerage network. In addition, transaction volumes have increased, reflecting clients’ increased confidence in the economic recovery.

The revenue growth in project management was the result of the addition of new clients and the expansion of services provided to existing clients (due to increases in clients’ portfolios, the scope of the Company’s services required under certain outsourcing contracts and transaction volumes). The slight decreases in property management revenue in the three and six months ended June 30, 2005 were partially the result of decreased square footage under management in 2005 as compared to 2004. The reduction in square footage primarily resulted from sales of buildings in the Company’s management portfolio to REITs or other investors that self-manage their properties or use other service providers. In addition, some square footage decreases resulted from clients taking services in-house or to other service providers. These decreases were partially offset by additions to square footage related to new business.

The increases in brokerage revenue for the second quarter and first half of 2005 from comparable periods in 2004 were driven by increases in investment sales commissions, and to a lesser extent, project leasing commissions. Real estate remains a favored asset class among investors as a result of improving leasing fundamentals and relatively low interest rates. As a result, investment sale activity and the resulting commission revenue have increased.

Construction management revenue increased in the three and six months ended June 30, 2005, as compared to the same periods in 2004. Construction management revenue is generated from services including space planning and tenant finish coordination for investor clients in conjunction with property management and leasing assignments, and are directly related to clients’ real estate demands. The increase in construction management revenue resulted from a higher volume of construction projects as tenant leasing activity increased, reflecting increased confidence in the economic recovery.

The increase in development and construction revenue in the second quarter and first half of 2005 primarily resulted from an increase in rental revenue due to acquisitions of operating real estate properties subsequent to the second quarter of 2004. In addition, development fees increased in the second quarter and first half of 2005 as compared to same periods in 2004. Typically, the impact of increases and decreases in the Company’s development starts and investments is not reflected in financial results until later periods. The Company experienced an increase in development and construction revenue in 2005 as a consequence of development starts and investments trending up in 2004, with 2004 starts more than doubling those for 2003. These increases in development and construction revenue were partially offset by a decrease in development incentive fees, largely due to the timing of significant transactions in the second quarter and first half of 2004 as compared to the same periods in 2005.

Historically, the Company primarily focused its commercial real estate development business on office, industrial and retail projects for investor clients. Increasingly, however, the Company has focused on development for user clients, including corporations and those in the healthcare sector. By expanding its focus on development for user clients, particularly those in the healthcare sector, the Company seeks to mitigate the cyclicality traditionally inherent in the commercial development business. In addition, through High Street Residential, a wholly-owned subsidiary of the Company, the Company has expanded its focus to include development of mixed-use facilities with a residential component, including condominium development and transit-oriented development. The Company, mainly through certain of its discretionary development and investment funds, is also directing its efforts toward acquisitions, including those acquisitions where opportunities exist to add value through re-development or re-leasing.

The Company’s gain on disposition of real estate decreased in the second quarter and first half of 2005 from comparable periods in 2004. In the second quarter of 2005, the Company sold one real estate project with a net sales price of $1.5 million, resulting in a gain on disposition of $0.8 million, and recognized deferred gain of $0.2 million relating to previous period dispositions. In the second quarter of 2004, the Company sold three real estate projects for an aggregate net sales price of $15.1 million, resulting in an aggregate gain on disposition of $3.8 million, and recognized deferred gain of $0.1 million relating to a previous period disposition. During the first half of 2005, the Company recognized total gain on disposition of real estate of $2.5 million. This gain was comprised of sales of two real estate projects with an aggregate net sales price of $2.3 million and a settlement related to the estimated cost to complete construction related to a previous period disposition. In addition, this gain included deferred gain recognition of $0.2 million relating to dispositions in prior periods. During the first half of 2004, the Company sold four real estate projects for an aggregate net sales price of $15.6 million, resulting in an aggregate gain on disposition of $4.0 million, and recognized deferred gain of $0.3 million relating to a previous period disposition.

Costs and Expenses.   Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by clients (“reimbursed employees”); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed (“unreimbursed employees”); long-term incentive compensation associated with restricted stock grants to certain employees; and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions. The increases in the second quarter and first half of 2005 from comparable periods in the prior year were primarily driven by growth in salaries, wages and benefits for reimbursed employees as the Company increased its facilities management and project management headcount to service client expansions and the addition of new clients.

The increase in commission expense during the second quarter and first half of 2005 was directly attributable to the increases in the Company’s corporate advisory services and brokerage revenue discussed above.

General and administrative expenses increased in the three and six months ended June 30, 2005, as compared to the same periods in 2004, partially due to increased client-reimbursed out-of-pocket general and administrative expenses, largely driven by the growth in the Company’s facilities management and project management service lines. In addition, the acquisition of several operating real estate properties subsequent to the second quarter of 2004 led to increased real estate operating expenses in 2005. These properties, which the Company plans to redevelop, lease and sell, include acquisitions made through the Company’s fifth discretionary development and investment fund (“Fund V”).

Depreciation and amortization expenses decreased for the second quarter and first half of 2005 from the second quarter and first half of 2004. The Company has replaced many of its computer assets at a lower cost than the assets that were retired, which has reduced the Company’s depreciation expense. In addition, several intangible asset balances related to acquired management contracts became fully amortized in 2004, which created a decrease in amortization expense in the second quarter and first half of 2005 as compared to the same periods in 2004.

The increase in interest expense is primarily the result of higher borrowings outstanding under notes payable on real estate related to operating real estate properties in the second quarter and first half of 2005 as compared to the same periods in 2004. In addition, during the three and six months ended June 30, 2005, the Company had higher average outstanding balances under its revolving line of credit as compared to the same periods in 2004, due to amounts drawn to fund the Company’s acquisition of an additional ownership interest in Savills.

Minority Interest, Net of Income Taxes.   Minority interest fluctuated from expense in the second quarter and first half of 2004 to income in the comparable periods in 2005. This change from expense to income primarily relates to losses incurred by Fund V during the 2005 periods, which are shared with outside partners. Fund V has acquired several operating real estate properties since the second quarter of 2004 that have generated operating losses in the current period. The Company plans to redevelop, lease and sell these properties. In addition, a portion of the 2005 income amounts relates to the minority interest owners’ share of fees earned by the Company related to certain consolidated real estate projects.

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   In the ordinary course of business, a significant portion of the Company’s development and investment activities are conducted, and are expected to be conducted in future periods, through unconsolidated subsidiaries. The Company also has certain investments in unconsolidated subsidiaries which are not related to its development and investment activities. Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries. The overall increase in the second quarter of 2005 as compared to the second quarter of 2004, primarily relates to the Company’s purchase of additional shares of Savills in the second quarter of 2005, which increased the Company’s ownership interest from approximately 10% to 19.6% of the outstanding stock of Savills. The decrease in income from investments in unconsolidated subsidiaries in the first half of 2005 as compared to the first half of 2004 was primarily the result of significant income from an unconsolidated subsidiary that sold its building portfolio in the first quarter of 2004, in excess of such sales that occurred in 2005.

Income from Discontinued Operations, Net of Income Taxes.   Income from discontinued operations includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that were considered components of an entity under FAS 144 and in which the Company has not retained or does not expect to retain significant continuing involvement. Dispositions of real estate assets have been and will continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144. During the second quarter of 2005, the Company sold four real estate projects that were considered discontinued operations for an aggregate net sales price of $26.7 million, resulting in an aggregate gain on disposition (before income taxes) of $1.9 million. There were no sales that were considered to be discontinued operations in the second quarter of 2004. In the first half of 2005, the Company sold five real estate projects that were considered discontinued operations for an aggregate net sales price of $28.5 million, resulting in an aggregate gain on disposition (before income taxes) of $2.0 million. During the first half of 2004, the Company sold one real estate project that was considered a discontinued operation for a net sales price of $11.3 million. This sale resulted in an aggregate gain on disposition of real estate (before income taxes) of $0.8 million, including interest forgiveness of $0.3 million.

Net Income.   Net income increased due to the fluctuations in revenues and expenses described above, in addition to a decrease in the Company’s effective tax rate. The decrease in the effective tax rate was driven by the increase in the Company’s income from its investment in Savills, largely due to the Company’s increased ownership in Savills. In addition, the higher level of ownership of Savills will enable the Company to take advantage of certain foreign tax credits. The Company has also experienced favorable results from state tax planning.

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

Net cash used in operating activities totaled $67.4 million for the first six months of 2005, compared to $16.7 million for the same period in 2004. Cash used in operating activities, excluding the change in real estate and related borrowings, increased to $52.4 million for the first six months of 2005 as compared to $15.8 million for the same period of 2004. This increase in cash used is primarily due to greater incentive compensation and tax payments made during the first six months of 2005, on account of 2004 activity as compared to such payments made during the same period in 2004. In addition, cash used in real estate activities, net of related borrowings, was $15.0 million during the first half of 2005, compared to $0.9 million for the same period in 2004 as a result of increased real estate investment activity in 2005.

Net cash used in investing activities totaled $130.2 million for the first six months of 2005, compared to $7.0 million for the first six months of 2004. This change is primarily due to an increase in investments in unconsolidated subsidiaries, net of distributions, to $86.3 million in the first half of 2005 as compared to distributions from unconsolidated subsidiaries, net of contributions, of $10.4 million in the same period of 2004. The increase in investments is attributable to the Company’s purchase of additional shares of Savills in the first six months of 2005. The Company also purchased $17.8 million in marketable securities in the Company’s wholly-owned captive insurance company in the first six months of 2005, as compared to no such purchases in 2004. In addition, expenditures made in the first six months of 2005 related to real estate classified as “held for investment” were $21.0 million during the first six months of 2005, as compared to $28.9 million during the first six months of 2004. These expenditures were offset by $0.04 million of proceeds from the dispositions of real estate projects classified as “held for investment” at the time of disposition in accordance with FAS 144, as compared to $14.9 million of such proceeds in 2004.

Net cash provided from financing activities totaled $80.1 million during the first six months of 2005 as compared to net cash used in financing activities of $3.4 million during the same period of 2004. The increase in cash provided in 2005 is primarily due to borrowings, net of principal debt payments, under the Company’s line of credit of $75.4 million, and compared to principal debt payments, net of borrowings, of $11.4 million in the comparable 2004 period. The Company used the 2005 borrowings to fund its purchase of additional shares of Savills in 2005. In addition, the Company received proceeds from borrowings, net of payments, of $20.6 million on notes payable related to real estate held for investment as compared to net payments of $3.5 million in the same period of 2004. These increases in cash were offset by the Company’s use of cash in 2005 to repurchase common stock, totaling $20.1 million. Also, the Company made distributions, net of contributions, to minority interest holders of $2.5 million in the first half of 2005, compared to $10.1 million of contributions received, net of distributions, in the first half of 2004.

In June 2005, the Company obtained a $175.0 million revolving line of credit (the “Credit Facility”) arranged by Bank of America, N.A., as the administrative agent, which replaced the Company’s previous

$150.0 million revolving line of credit. The Company can obtain loans under the terms of the Credit Facility, which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin up to 0.25% depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurodollar rate plus a margin, which ranges from 1.75% to 2.0%, depending upon the Company’s leverage ratio. The Eurodollar rate is based on the British Bankers Association LIBOR rate. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. In addition, the Company may not pay dividends, repurchase common shares, or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization, plus for the year ending December 31, 2005 only, an amount equal to $20.0 million. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

The Company’s participation in derivative transactions has been limited to risk management purposes, and derivative instruments are not held for trading purposes. If a certain interest coverage ratio is not maintained, as defined in the agreement, the Credit Facility requires the Company to enter into one or more interest rate agreements for the Company’s floating rate indebtedness in excess of $30.0 million (other than construction loans under which interest is capitalized in accordance with accounting principles generally accepted in the United States) ensuring the net interest on such excess is fixed, capped or hedged.

The Company also has a $25.0 million short-term revolving line of credit (the “Swing Line”) with Bank of America, N.A. Each loan obtained by the Company under the Swing Line matures in five business days, but no later than June 28, 2008, and bears interest at a 3-day LIBOR-based rate (plus an applicable margin as defined per the agreement). Borrowings under the Swing Line are unsecured and reduce borrowing capacity under the Credit Facility.

At June 30, 2005, the Company had outstanding borrowings of $71.0 million under the Credit Facility and $4.5 million under the Swing Line. The covenants contained in the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $175.0 million commitment. The Company’s unused borrowing capacity (taking into account letters of credit outstanding) under the Credit Facility was $88.6 million at June 30, 2005. Since many of the financial covenants in the Credit Facility are dependent on the Company’s “EBITDA,” as defined in the Credit Facility agreement and calculated on a trailing four-quarter basis, a decline in the Company’s overall operations could adversely impact the Company’s ability to comply with these financial covenants and, in turn, the Company’s borrowing capacity.

At June 30, 2005, the Company was in compliance with all covenants of the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions and investments, fund its co-investment activities and provide the Company with an additional source of working capital.

In December 2004, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $5.1 million at June 30, 2005, and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on January 1, 2006. Through June 30, 2005, amounts recorded by the Company related to this interest rate cap agreement were not material.

The Company does not anticipate paying any dividends in the foreseeable future. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Facility and loans secured by underlying real estate will be sufficient to finance its current operations, planned capital expenditure requirements, payment obligations for development purchases, investments in development and investment funds and programs, share repurchases, acquisitions of and investments in service companies, signing bonuses or loans for new employees and internal growth for the foreseeable future. The Company’s need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the success and pace of implementation of its growth strategy. The Company regularly considers capital raising alternatives to be able to take advantage of available avenues to supplement its working capital, including strategic corporate partnerships or other alliances, bank borrowings and the sale of equity and/or debt securities.

Off-balance Sheet Arrangements

The Company has off-balance sheet arrangements consisting of certain debt repayment guarantees that have been provided by the company as security for the obligations of others (primarily unconsolidated subsidiaries of the Company) in the normal course of the Company’s real estate development business. The Company has not made any material payments under such arrangements in the six months ended June 30, 2005 or 2004. The Company has guaranteed a maximum of $5.1 million of such notes payable, all of which is outstanding at June 30, 2005. Payments required under these arrangements, if any, would generally result in an increase in the Company’s investment in the underlying unconsolidated subsidiaries.

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believe,” “anticipate,” “forecast,” “will,” “may,” “expect,” “envision,” “project,” “budget,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “foresee,” “look(ing) for,” “look to” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale, (iii) the ability of the Company to compete effectively in the international arena, (iv) the ability of the Company to retain its major clients and renew its contracts, (v) the ability of the Company to attract new user and investor clients, (vi) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company’s participation as a principal in real estate investments,  (vii) the Company’s ability to continue to pursue its growth strategy, (viii) the Company’s ability to pursue strategic acquisitions on favorable terms and manage challenges and issues commonly encountered as a result of those acquisitions,  (ix) the Company’s ability to compete in highly competitive national and local business lines, and (x) the Company’s ability to attract and retain qualified personnel in all areas of its business (particularly senior management). In addition, the Company’s ability to achieve certain anticipated results will be subject to other factors affecting the Company’s business that are beyond the Company’s control, including but not limited to general economic conditions (including the cost and availability of capital for investment in real estate and clients’ willingness to make real estate commitments), the effect of government regulation on the conduct of the Company’s business and the threat of terrorism and acts of war. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 1. Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Notes 7 and 8 to the Company’s Condensed Consolidated Financial Statements. The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. During 2005, the Company borrowed $75.5 million, net of payments, under the Credit Facility, primarily to fund the Company’s acquisition of an additional ownership stake in Savills, which could further expose the Company to fluctuations in interest rates. From time to time, the Company purchases interest rate agreements to hedge, cap or lock a portion, but not all, of its exposure to fluctuations in interest rates, and, as such, the effects of interest rate changes may be limited.

The Company’s earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company and its consolidated and unconsolidated subsidiaries in Europe, Asia and Australia. Due to the increase in the Company’s ownership interest in Savills from approximately 10.0% to 19.6% in April 2005, the impact of fluctuations in currency exchange rates may become more significant to the Company’s results of operations.

ITEM 4.              Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s design and operation of the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings or submissions with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Purchases under the Company’s stock repurchase programs in the second quarter of 2005 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005— April 30, 2005	430,842	$20.67	430,842	(1)	$—
May 1, 2005— May 31, 2005	—	—	—		—
June 1, 2005— June 30, 2005	—	—	—		—
Total	430,842	$20.67	430,842		$—

(1)                 The shares were purchased pursuant to a $20 million share repurchase program that was publicly announced on March 1, 2005. The share repurchase program was completed on April 13, 2005.

ITEM 4.              Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 18, 2005, the following proposals were submitted to stockholders with the following results:

1.                Election of the individuals named below to serve as Class II Directors of the Company until its Annual Meeting of Stockholders in 2008 and until their respective successors are duly elected and qualified or until their earlier death, resignation or removal from office.

	Number of Shares
	For	Withheld
James R. Erwin	32,446,989	180,401
Jeffrey M. Heller	32,410,958	216,432
Michael A. Moses	31,903,375	724,015

The following individuals are Class III Directors of the Company, whose terms expire at the Company’s Annual Meeting of Stockholders in 2006:  William F. Concannon, Rowland T. Moriarty, and J. McDonald Williams. The following individuals are Class I Directors of the Company, whose terms expire at the Company’s Annual Meeting of Stockholders in 2007:  Curtis F. Feeny and Robert E. Sulentic.

2.                Approval of an amendment to the Company’s Employee Stock Purchase Plan that increases the number of shares of Common Stock that may be issued under the Employee Stock Purchase Plan by 1,000,000.

Number of Shares
For	27,516,014
Against	1,295,970
Abstain	461,589
Broker non-vote	3,353,817

3.                Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ended December 31, 2005.

Number of Shares
For	32,422,098
Against	199,472
Abstain	5,820

ITEM 6.                Exhibits

(a)           Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1(6)	Second Amendment of Credit Agreement dated April 22, 2005, between the Company and Bank of America, N.A.
10.2(7)	Credit Agreement, dated June 28, 2005, among the Company, Bank of America, N.A. as administrative agent, swing line lender and issuing bank, and the other lender parties thereto.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)                 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2005, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAMMELL CROW COMPANY
	By:	/s/ DEREK R. MCCLAIN
Derek R. McClain
Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)
Date: August 9, 2005

Exhibit Index

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1(6)	Second Amendment of Credit Agreement dated April 22, 2005, between the Company and Bank of America, N.A.
10.2(7)	Credit Agreement, dated June 28, 2005, among the Company, Bank of America, N.A. as administrative agent, swing line lender and issuing bank, and the other lender parties thereto.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)                 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2005, and incorporated herein by reference.