Form 10-Q
period 2005-09-30
TRAMMELL CROW CO
filed 2005-11-08
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 1-13531

Trammell Crow Company

(Exact name of registrant as specified in its charter)

Delaware	75-2721454
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2001 Ross Avenue Suite 3400 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

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

There were 36,012,111 shares of the registrant’s common stock outstanding as of November 1, 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
INDEX

		Page Number
PART I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2005 (unaudited) and the year ended December 31, 2004	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2005 and 2004 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39
PART II.	Other Information	40
Item 1.	Legal Proceedings	40
Item 6.	Exhibits	41

PART I—FINANCIAL INFORMATION

ITEM 1.                Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

		September 30,	December 31,
		2005	2004
		(Unaudited)	(Note 1)
	ASSETS
	Current assets
	Cash and cash equivalents	$66,020	$163,637
	Restricted cash	2,810	9,950
	Accounts receivable, net of allowance for doubtful accounts of $3,318 in 2005 and $3,144 in 2004	113,584	103,551
	Receivables from affiliates	2,301	1,626
	Notes and other receivables	5,905	19,726
	Deferred income taxes	3,747	4,021
	Real estate under development	48,165	10,379
	Real estate and other assets held for sale	15,347	40,155
	Available for sale securities	995	—
	Other current assets	26,922	17,854
	Total current assets	285,796	370,899
	Furniture and equipment, net	19,881	18,649
	Deferred income taxes	20,132	22,935
	Real estate under development	153,445	58,454
	Real estate held for investment	93,468	113,421
	Investments in unconsolidated subsidiaries	169,347	74,090
	Goodwill, net	75,239	74,357
	Receivables from affiliates	6,775	—
	Available for sale securities	17,425	—
	Other assets	15,487	16,145
		$856,995	$748,950
	LIABILITIES AND STOCKHOLDERS’ EQUITY
	Current liabilities
	Accounts payable	$26,706	$23,731
	Accrued expenses	133,943	146,479
	Payables to affiliates	144	40
	Income taxes payable	3,405	18,121
	Current portion of long term debt	11	6
	Current portion of notes payable on real estate	47,082	11,066
	Liabilities related to real estate and other assets held for sale	12,569	28,467
	Other current liabilities	5,496	12,600
	Total current liabilities	229,356	240,510
	Long-term debt, less current portion	51,020	8
	Notes payable on real estate, less current portion	156,524	112,699
	Other liabilities	13,284	10,027
	Total liabilities	450,184	363,244
	Minority interest	44,165	44,756
	Stockholders’ equity
	Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
	Common stock; $0.01 par value; 100,000,000 shares authorized; 37,903,058 shares issued and 36,013,850 shares outstanding in 2005 and 37,902,998 shares issued and 35,605,007 shares outstanding in 2004	379	379
	Paid in capital	201,817	196,314
	Retained earnings	206,788	190,252
	Accumulated other comprehensive income	2,603	2,043
Less:	Treasury stock	(33,182)	(36,921)
	Unearned stock compensation, net	(15,759)	(11,117)
	Total stockholders’ equity	362,646	340,950
		$856,995	$748,950

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES
User Services:
Facilities management	$59,076	$52,633	$173,604	$153,945
Corporate advisory services	49,498	34,142	114,287	90,420
Project management services	28,216	23,268	85,503	60,905
	136,790	110,043	373,394	305,270
Investor Services:
Property management	34,246	34,330	102,801	103,654
Brokerage	35,296	25,917	96,752	76,776
Construction management	3,207	2,926	8,381	6,987
	72,749	63,173	207,934	187,417
Development and construction	10,005	8,106	26,553	24,413
	219,544	181,322	607,881	517,100
Gain on disposition of real estate	7,285	7,253	9,759	11,584
TOTAL REVENUES	226,829	188,575	617,640	528,684
COSTS AND EXPENSES
Salaries, wages and benefits	140,801	119,970	399,242	348,915
Commissions	41,883	28,623	98,839	76,618
General and administrative	36,323	31,002	102,465	89,640
Depreciation and amortization	2,551	2,718	7,513	8,683
Interest	1,579	1,156	4,015	3,005
TOTAL EXPENSES	223,137	183,469	612,074	526,861
Operating income	3,692	5,106	5,566	1,823
Interest and other income	672	763	2,074	2,124
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	4,364	5,869	7,640	3,947
Income tax expense	(1,600)	(2,422)	(2,782)	(1,595)
Minority interest, net of income tax (expense) benefit of $1,078, $(618), $(756) and $(148)	(1,930)	842	1,321	217
Income from investments in unconsolidated subsidiaries, net of income tax expense of $(896), $(629), $(3,472),and $(5,664)	1,497	1,668	6,064	8,351
Income from continuing operations	2,331	5,957	12,243	10,920
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(6,979), $96, $(7,208), and $(168)	12,186	(103)	12,591	247
Net income	$14,517	$5,854	$24,834	$11,167
Income per share from continuing operations:
Basic	$0.07	$0.16	$0.37	$0.30
Diluted	$0.07	$0.15	$0.33	$0.29
Income (loss) per share from discontinued operations, net of income taxes:
Basic	$0.36	$0.00	$0.37	$0.01
Diluted	$0.33	$0.00	$0.35	$0.01
Net income per share:
Basic	$0.43	$0.16	$0.74	$0.31
Diluted	$0.40	$0.15	$0.68	$0.30
Weighted average common shares outstanding:
Basic	33,873,952	35,708,289	33,663,140	35,584,361
Diluted	36,679,610	37,911,301	36,292,969	37,588,366

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2005 (Unaudited) and Year Ended December 31, 2004 (Note 1)
(in thousands, except share data)

	Common Shares		Common Stock Par	Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Unearned Stock
	Issued	Treasury	Value	Capital	Earnings	Income	Stock	Compensation	Total
Balance at January 1, 2004	37,783,595	921,353	$377	$192,336	$151,560	$1,106	$(8,363)	$(9,387)	$327,629
Net income	—	—	—	—	39,119	—	—	—	39,119
Issuance of restricted stock	28,000	(644,313)	1	2,846	—	—	5,870	(8,717)	—
Forfeiture of restricted stock	—	32,632	—	—	—	—	(394)	304	(90)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	6,683	6,683
Issuance of common stock	91,403	(366,118)	1	1,132	(427)	—	3,900	—	4,606
Stock repurchase	—	2,354,437	—	—	—	—	(37,934)	—	(37,934)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	937	—	—	937
Balance at December 31, 2004	37,902,998	2,297,991	379	196,314	190,252	2,043	(36,921)	(11,117)	340,950
Net income	—	—	—	—	24,834	—	—	—	24,834
Issuance of restricted stock	—	(431,589)	—	2,677	—	—	7,603	(10,280)	—
Forfeiture of restricted stock	—	179,266	—	—	—	—	(3,235)	389	(2,846)
Amortization of unearned stock compensation	—	—	—	1,585	—	—	—	5,249	6,834
Issuance of common stock	60	(1,126,602)	—	1,241	(8,298)	—	19,421	—	12,364
Stock repurchase	—	970,142	—	—	—	—	(20,050)	—	(20,050)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	430	—	—	430
Unrealized holding gains/(losses) on available for sale securities, net of tax	—	—	—	—	—	130	—	—	130
Balance at September 30, 2005	37,903,058	1,889,208	$379	$201,817	$206,788	$2,603	$(33,182)	$(15,759)	$362,646

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Operating activities
Cash flows from earnings:
Net Income	$24,834	$11,167
Reconciliation of net income to net cash provided by earnings:
Depreciation and amortization	7,975	8,897
Amortization of employment contracts and unearned stock compensation	7,232	5,928
Amortization of contract intangibles	1,540	1,631
Bad debt expense	506	562
Provision for losses and writedowns for impairment on real estate	23	672
Gain on disposition of real estate held for investment	(9,866)	(741)
Minority interest	(2,077)	(365)
Deferred income tax provision	2,760	317
Income from investments in unconsolidated subsidiaries	(9,536)	(14,015)
Distributions of earnings from unconsolidated subsidiaries	5,325	1,864
Net cash provided by earnings	28,716	15,917
Changes in operating assets and liabilities:
Restricted cash	7,140	1,310
Accounts receivable	(10,528)	5,439
Receivables from affiliates	(7,450)	(5,002)
Notes receivable and other assets	1,928	4,831
Real estate held for sale and under development	(79,137)	(46,833)
Notes payable on real estate held for sale and under development	45,421	33,965
Accounts payable and accrued expenses	(10,280)	1,383
Payables to affiliates	104	(102)
Income taxes payable	(14,716)	(5,332)
Other liabilities	(2,436)	1,299
Net cash flows from changes in working capital	(69,954)	(9,042)
Net cash provided by (used in) operating activities	(41,238)	6,875
Investing activities
Expenditures for furniture and equipment	(7,262)	(4,545)
Purchase of available for sale securities, net of sales proceeds	(18,216)	—
Additions to real estate held for investment	(32,256)	(65,945)
Net proceeds from disposition of real estate held for investment	32,777	18,438
Investments in unconsolidated subsidiaries	(102,494)	(5,754)
Distributions from unconsolidated subsidiaries	10,129	11,214
Net cash used in investing activities	(117,322)	(46,592)
Financing activities
Principal payments on long-term debt and capital lease obligations	(116,376)	(115,360)
Proceeds from long-term debt	167,390	102,539
Contributions from minority interest	14,479	14,583
Distributions to minority interest	(12,993)	(5,304)
Proceeds from notes payable on real estate held for investment	32,175	59,660
Payments on notes payable on real estate held for investment	(16,046)	(29,756)
Proceeds from exercise of stock options	9,355	575
Proceeds from issuance of common stock	3,009	2,915
Purchase of common stock	(20,050)	—
Net cash provided by financing activities	60,943	29,852
Net decrease in cash and cash equivalents	(97,617)	(9,865)
Cash and cash equivalents, beginning of period	163,637	105,616
Cash and cash equivalents, end of period	$66,020	$95,751

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$14,517	$5,854	$24,834	$11,167
Other comprehensive income:
Foreign currency translation adjustments, net of tax (expense) benefit of $91 and $(243) in the three and nine months ended September 30, 2005, respectively, and $(186) and $(177) in the three and nine months ended September 30, 2004, respectively	(161)	249	430	223
Unrealized holding gains/(losses) on available for sale securities, net of tax (expense) benefit of $6 and $(74) in the three and nine months ended September 30, 2005, respectively	35	—	130	—
Comprehensive income	$14,391	$6,103	$25,394	$11,390

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of several factors. The Company’s quarterly revenues tend to increase throughout the year, particularly in the last quarter of the year, because its clients have demonstrated a tendency to close transactions toward the end of the year. The timing and introduction of new contracts, the disposition of investments in real estate assets, the recognition of incentive fees (often in the latter part of the fiscal year as contractual targets are met) and other factors may also cause quarterly fluctuations in the Company’s results of operations.

Reclassifications

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain assets and liabilities at December 31, 2004, and certain revenues and expenses for the six months ended June 30, 2005, and the three and nine months ended September 30, 2004, have been reclassified to conform to the presentation at and for the three months ended September 30, 2005 (see Notes 9 and 11). As a result, certain balances differ from the amounts reported in previously filed documents. Certain distributions from unconsolidated subsidiaries have been reclassified in the Company’s consolidated statements of cash flows. As a result, cash flows from operating activities and investing activities differ from previously filed documents. These reclassifications had no impact on the Company’s consolidated balance sheets, statements of operations or earnings per share amounts.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Marketable Securities

The Company accounts for investments in marketable debt and equity securities in accordance with FASB Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

and Equity Securities (“FAS 115”). The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies marketable securities it acquires with the intent to generate a profit from short-term movements in market prices as trading securities. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale. All of the marketable securities held by the Company at September 30, 2005 are classified as available for sale.

In accordance with FAS 115, the available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity. Premiums and discounts are recognized in interest and other income using the effective interest method. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest and other income.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

Earnings Per Share

The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents, including unvested restricted stock and options to purchase shares of common stock. Diluted weighted-average common shares outstanding include the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Basic weighted-average common shares outstanding	33,873,952	35,708,289	33,663,140	35,584,361
Diluted effect of common stock equivalents	2,805,658	2,203,012	2,629,829	2,004,005
Diluted weighted-average common shares outstanding	36,679,610	37,911,301	36,292,969	37,588,366

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$14,517	$5,854	$24,834	$11,167
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,171	1,172	3,198	2,829
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,462	1,481	4,387	4,172
Pro forma net income	$14,226	$5,545	$23,645	$9,824
Net income per share:
Basic—as reported	$0.43	$0.16	$0.74	$0.31
Basic—pro forma	$0.42	$0.16	$0.70	$0.28
Net income per share:
Diluted—as reported	$0.40	$0.15	$0.68	$0.30
Diluted—pro forma	$0.39	$0.15	$0.65	$0.26

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company’s financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. As of September 30, 2005, the estimated settlement value of non-controlling interests in the Company’s consolidated limited life subsidiaries is $9,093, as compared to book value (included in minority interest on the Company’s balance sheet) of $8,782. The excess of settlement value over book

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

value is driven by an even larger estimated appreciation of certain consolidated real estate assets and investments compared to the Company’s book value, offset by selling costs and debt prepayment penalties, if any.

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

FAS 123R will become effective for the Company beginning January 1, 2006. FAS 123R permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. The company plans to adopt FAS 123R using the modified-prospective method.

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
September 30, 2005
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

The Company has applied EITF 04-5 when required for new or amended limited partnerships in its September 30, 2005, financial statements. The Company is evaluating the impact of the new guidance on all other limited partnerships. The impact of adopting EITF 04-5 for all other limited partnerships cannot be predicted at this time, however, the Company anticipates that the adoption will not impact net income, earnings per share or stockholders’ equity. The Company plans to account for any initial effect of applying the new guidance to all other limited partnerships under the method similar to a change in accounting principle.

2.   Variable Interest Entities

The Company was involved in the formation of a legal entity to act primarily as an agent of the Company to enter into policies with insurance carriers. The policies are for various types of insurance, including general liability, workers’ compensation and automotive. The entity is wholly-owned by an employee of the Company who holds the appropriate local insurance agent’s license required to issue these insurance policies on behalf of the insurance carriers. The entity collects premiums and remits them to the insurance carriers. In exchange, the entity receives commissions from the insurance carriers and remits a portion of the commission revenue to the Company (determined at the Company’s full discretion) in accordance with a facilities and services agreement. Based upon its evaluation, the Company consolidates this entity as the primary beneficiary of a variable interest entity (“VIE”) under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). As of September 30, 2005, the Company has $1,227 recorded in restricted cash and $358 recorded in available for sale securities that serve as collateral for the VIE’s obligations to the insurance carriers.

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
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

2.   Variable Interest Entities (Continued)

balance of $24,525 at September 30, 2005, is non-recourse to the Company and is collateralized by the underlying real estate project.

In the second quarter of 2005, the Company acquired $110,000 of certain tax credits through a program enacted by the Community Renewal Tax Relief Act of 2000. This program creates tax credits for equity investments in Community Development Entities (“CDEs”). The CDEs make qualified loans to Qualified Active Low-Income Community Businesses. In the second and third quarters of 2005, the Company obtained 0% to 0.01% managing interests in various CDEs established to make these loans. The CDEs’ equity used to fund the loans was contributed by its 99.99% to 100% third party investor members. Through September 30, 2005, the CDEs have made qualified loans totaling approximately $52,100. The Company has determined that each of these CDEs is a VIE. However, based upon its evaluation, the Company is not the primary beneficiary of the entities. The Company believes that its maximum exposure to loss as a result of its involvement with these VIEs is not material. Additionally, in the second quarter of 2005, the Company obtained a 49% membership interest in a related entity that acts as the administrative member performing loan servicing and tax matters for the CDEs. Based upon the Company’s evaluation, this entity is also a VIE since the entity’s equity was funded from up-front fees received from the CDEs. However, based upon its evaluation, the Company is not the primary beneficiary of the entity. The Company believes that its maximum exposure to loss as a result of its involvement with this VIE is not material.

In September 2004, the Company issued a budget guaranty relating to a development project. Under the budget guaranty, the Company is responsible for all costs in excess of an approved budget of approximately $35,500. The Company was involved in the design of the underlying entity and has determined that its budget guaranty represents a variable interest in a VIE for which the Company is not the primary beneficiary. The Company cannot estimate its actual maximum exposure to loss as a result of its involvement with this VIE because the budget guaranty is unlimited. However, based on the Company’s experience of minimal payments under similar arrangements and the existence of a guaranteed maximum price contract between the general contractor and the owner of the project that mitigates the Company’s risk, the Company believes that its exposure to loss is not material.

The Company is part of a co-lender group with an independent third party that issued a mezzanine loan to the owner of two office buildings. In April 2000, the Company provided $567 of the total $5,667 mezzanine loan. At that time, another independent third-party lender provided the senior financing of $19,100 to the owner. The Company also provides building management and leasing services for the buildings under a long-term contract at market rates for such services. The mezzanine loan arrangement is considered to be a variable interest in the entity that owns the property, which the Company believes is a VIE. However, based upon the Company’s evaluation, the Company is not the primary beneficiary of the entity, and, therefore, the Company has not consolidated the VIE. The VIE sold one of its buildings in December 2004 and paid a portion of the Company’s note receivable at that time. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its outstanding note balance of $430 as of September 30, 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

3.   Real Estate

All real estate is included in the Company’s Development and Investment segment (see Note 14). Certain real estate assets owned by the Company secure the outstanding balances of underlying mortgage or construction loans. Real estate owned by the Company consists of the following:

	September 30,	December 31,
	2005	2004
Real estate under development (current)	$48,165	$10,379
Real estate included in assets held for sale (see Note 9)	15,200	38,731
Real estate under development (non-current)	153,445	58,454
Real estate held for investment(1)	93,468	113,421
	$310,278 (2)	$220,985 (2)

(1)                 Net of accumulated depreciation of $1,715 and $783 at September 30, 2005, and December 31, 2004, respectively.

(2)                 Includes $422 and $1,146 at September 30, 2005, and December 31, 2004, respectively, of lease intangibles and tenant origination costs, net of accumulated amortization.

No material provisions for losses on real estate held for sale were recorded in the nine months ended September 30, 2005 or 2004.

In the nine months ended September 30, 2004, the Company recorded writedowns for impairment of real estate (not classified as held for sale at the time of such writedowns) totaling $578. Of this amount, $120 is included in discontinued operations in the consolidated statements of income in accordance with FAS 144, with the remaining amount included in general and administrative expenses. The writedowns primarily relate to a vacant land parcel in a market in which rental rates continued to decline and vacancy rates continued to increase at the time of the writedown. The Company obtained market comparisons for the land parcel and determined that, based on those market comparisons, the value of the land was impaired. There were no such writedowns for impairment in 2005.

In 2003, the Company sold a parcel of land for $1,750 of which $1,125 of the consideration received was in the form of an interest-bearing note from the buyer. The Company retained a unilateral right to repurchase the property at any time through 2006, in addition to maintaining the right to approve any plans for development on the property. If the Company exercises its repurchase option, the Company would repay the amount it received from the buyer, plus a return on the buyer’s investment. Because of the Company’s continuing involvement in and option to repurchase the property, the transaction was recorded as a financing transaction rather than a sale. As of September 30, 2005, real estate and other assets held for sale includes $1,408 of real estate and $3 of other current assets, and liabilities related to real estate and other assets held for sale include $1,750 of notes payable and $211 of accrued interest, all related to this parcel of land.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

4.   Marketable Securities

The following is a summary of marketable securities held by the Company at September 30, 2005, all of which are classified as available for sale. The Company held no marketable securities at December 31, 2004.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$6,272	$6	$(34)	$6,244
Corporate debt securities	3,720	2	(31)	3,691
Asset-backed securities	1,532	4	(5)	1,531
Collateralized mortgage obligations	1,015	—	(11)	1,004
Total debt securities	12,539	12	(81)	12,470
Equity securities	5,677	453	(180)	5,950
Total available for sale securities	$18,216	$465	$(261)	$18,420

The net carrying value and estimated fair value of debt securities at September 30, 2005, by contractual maturity, are shown below. Actual repayment dates may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Debt securities:
Due in one year or less	$996	$995
Due after one year through five years	3,966	3,927
Due after five years through ten years	4,779	4,760
Due after ten years	251	253
Asset-backed securities	1,015	1,004
Collateralized mortgage obligations	1,532	1,531
Total debt securities	$12,539	$12,470

The Company recorded no significant realized gains or losses related to sales of marketable securities in the first nine months of 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

5.   Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consist of the following:

	September 30,	December 31,
	2005	2004
Real estate	$41,421	$39,829
Other	127,926	34,261
	$169,347	$74,090

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

The Company is in the process of completing its purchase price allocation of this additional ownership interest in Savills. Of the total purchase price, approximately $4,172 has been allocated on a preliminary basis to the value of customer relationships, property and facilities management contracts and backlog. This amount is being amortized over periods up to ten years. The estimated difference between the carrying value of the investment and the amount of underlying equity in net assets of $66,193 will be evaluated for impairment as part of the investment as a whole when evidence of a loss in value occurs. Impairment charges would be recognized when losses in value are other than temporary.

The summarized financial information below does not include the results of Savills because Savills qualifies as a foreign private issuer.

Summarized operating results for unconsolidated subsidiaries accounted for on the equity method are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Total revenues	$22,741	$20,069	$69,806	$96,400
Total expenses	22,405	17,357	61,306	53,728
Net income	$336	$2,712	$8,500	$42,672

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

6.   Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2005	2004
Payroll and bonuses	$49,210	$67,315
Commissions	23,556	36,171
Development costs	24,754	16,601
Deferred income	18,831	13,160
Interest	455	455
Insurance	2,539	2,150
Restructuring charges (see Note 15)	1,601	1,902
Other	13,655	11,229
	134,601	148,983
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale (see Note 9)	658	2,504
	$133,943	$146,479

7.   Long-Term Debt

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
Borrowings under $175,000 line of credit with a bank (the “Credit Facility”)	$51,000	$—
Borrowings under $25,000 short-term revolving line of credit with a bank (the “Swing Line”)	—	—
Borrowings under £1,100 short-term borrowing facility with a bank (the “European Facility”)	—	—
Other	31	14
Total long-term debt	51,031	14
Less: Current portion of long-term debt	11	6
	$51,020	$8

During June 2005, the Company entered into the Credit Facility and the Company’s previous $150,000 line of credit was terminated. The Company repaid borrowings outstanding under the previous line of credit with proceeds from the Credit Facility. Borrowings under the Credit Facility are due in June 2008 and are either Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin up to 0.25% depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurodollar rate plus a margin which ranges from 1.75% to 2.0%, depending upon the Company’s leverage ratio. The Eurodollar rate is based on the British Bankers Association LIBOR rate. The interest rate for borrowings under the Credit Facility was 5.4% at September 30, 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

7.   Long-Term Debt (Continued)

The shares of certain subsidiaries of the Company, accounting for at least 80% of Adjusted Gross EBITDA, as defined in the Credit Facility agreement, are pledged as security for the Credit Facility.

The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum equity and liquidity and certain key financial data. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization plus, for the year ending December 31, 2005 only, an amount equal to $20,000. There are also certain restrictions on investments and acquisitions that can be made by the Company. At September 30, 2005, the Company is in compliance with all covenants of the Credit Facility.

The covenants associated with the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $175,000 commitment. At September 30, 2005, the Company has unused borrowing capacity of $113,095 (taking in account borrowings and letters of credit outstanding) under its Credit Facility.

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

8.   Notes Payable on Real Estate

The Company has loans secured by real estate consisting of the following:

	September 30, 2005	December 31, 2004
Current portion of notes payable on real estate	$47,082	$11,066
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 9)	11,891	25,939
Total notes payable on real estate, current portion	58,973	37,005
Notes payable on real estate, non-current portion	156,524	112,699
Total notes payable on real estate	$215,497	$149,704

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
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

8.   Notes Payable on Real Estate (Continued)

At September 30, 2005, $7,670 of the current portion and $10,822 of the non-current portion of notes payable on real estate are recourse to the Company (beyond being recourse to the single-purpose entity that holds the real estate asset and is the obligor on the note payable). With respect to a project to which $3,322 of the current recourse obligations relate, the Company has an agreement to sell the project upon completion, the proceeds of which will be used to repay the related note payable.

The Company has a participating mortgage loan obligation related to a real estate project classified as real estate under development (non-current). The participating mortgage loan is subordinate to a construction loan on the underlying project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and capital proceeds, net of related expenses, upon the sale of the project, after payment of amounts due under the construction loan. The lender receives 6% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35% to 80% of proceeds remaining after the construction loan is paid, based on reaching various internal rates of return. The amount of the participating liability and the related debt discount are $12,050 and $2,671, respectively, at September 30, 2005 and $10,030 and $4,894, respectively, at December 31, 2004. In the nine months ended September 30, 2005 and 2004, the Company amortized $4,243 and $3,885, respectively, of the debt discount, which has been capitalized to real estate under development (non-current).

9.   Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company’s balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at September 30, 2005, or sold in the nine months ended September 30, 2005, that were not classified as held for sale at December 31, 2004, have been reclassified to real estate and other assets held for sale in the Company’s balance sheet as of December 31, 2004 presented herein.

Real estate and other assets held for sale and related liabilities are as follows:

	September 30, 2005	December 31, 2004
Assets:
Notes and other receivables	$—	$1,099
Real estate held for sale (see Note 3)	15,200	38,731
Other current assets	123	237
Other assets	24	88
Total real estate and other assets held for sale	15,347	40,155
Liabilities:
Accrued expenses (see Note 6)	658	2,504
Notes payable on real estate held for sale (see Note 8)	11,891	25,939
Other current liabilities	20	24
Total liabilities related to real estate and other assets held for sale	12,569	28,467
Net real estate and other assets held for sale	$2,778	$11,688

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

10.   Stockholders’ Equity

A summary of the Company’s stock option activity for the nine months ended September 30, 2005, is as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise price of $9.74 to $14.50 (at market price at grant date)	Exercise price of $14.51 to $22.75 (at market price at grant date)	Exercise price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2004	896,135	3,004,925	1,921,135	144,621	5,966,816
Granted	—	—	—	—	—
Exercised	(387,259)	(226,396)	(313,630)	—	(927,285)
Forfeited	(61,595)	(37,943)	(11,064)	—	(110,602)
September 30, 2005	447,281	2,740,586	1,596,441	144,621	4,928,929
Options exercisable at September 30, 2005	447,281	2,481,378	1,596,441	144,621	4,669,721

11.   Gain on Disposition of Real Estate and Discontinued Operations

During the first nine months of 2005, the Company recognized total gain on disposition of real estate (excluding discontinued operations) of $9,759. This gain was comprised of four sales of real estate projects with an aggregate net sales price of $14,962 and a settlement related to the estimated cost to complete construction related to a previous period disposition. This gain also included deferred gain recognition of $326 related to dispositions in prior periods. During the first nine months of 2004, the Company sold eight real estate projects for an aggregate net sales price of $34,621, resulting in an aggregate gain on disposition of $11,246. The Company also recognized $338 of deferred gain from previous period dispositions.

The Company’s income (loss) from discontinued operations consists of the operations and gains on disposition of real estate projects held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that are considered “components of an entity” as defined by FAS 144 and for which the Company does not have or expect to have any significant involvement in the operations of the project after the disposal. The Company has certain real estate assets that are land parcels and constitute a component of an entity. From time to time, the Company disposes of these land parcels in smaller lots. An individual lot that is part of a larger land parcel does not constitute a component of an entity within the meaning of paragraph 41 of FAS 144 until it is either classified as held for sale in accordance with FAS 144 or sold. As required by FAS 144, certain revenues and expenses for the six months ended June 30, 2005, and the three and nine months ended September 30, 2004, have been reclassified to conform to the presentation for the three months ended September 30, 2005.

In the first nine months of 2005, the Company sold 13 real estate projects that were considered discontinued operations under FAS 144. The aggregate net sales price for these projects was $80,315, and the Company recognized an aggregate gain on disposition of $22,005. In the first nine months of 2004, the Company sold two real estate projects that were considered discontinued operations under FAS 144.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

11.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

The aggregate net sales price for these projects was $14,177, and the Company recognized a gain on disposition of $856, including interest forgiveness of $326. The gain on disposition related to these projects has been reported as discontinued operations, net of applicable income taxes, in the consolidated statements of income.

In 2004, the Company sold a 150-acre land parcel to a third party for cash of $30,010. At the time of sale, a consolidated subsidiary of the Company (other than the entity that sold the property) held a purchase contract on seven acres of the 150-acre land parcel. As a result, the Company recorded the transaction related to the seven-acre parcel as a financing transaction, rather than a sale. In the third quarter of 2005, the Company terminated the purchase contract in exchange for additional net proceeds of $1,275 and recognized total gain on disposition of real estate (including the portion of the 2004 transaction related to the seven-acre parcel) of $2,317. This amount is included in discontinued operations in the consolidated statements of income.

Income (loss) from discontinued operations excludes substantial indirect costs of producing this income such as salaries and bonuses (included in salaries, wages and benefits in the Company’s consolidated statements of income) that are driven by overall profitability of the Company’s local offices. The components of discontinued operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Development and construction	$784	$393	$3,040	$1,220
Gain on disposition of real estate	19,985	13	22,005	856
Total Revenues	20,769	406	25,045	2,076
Expenses:
Salaries, wages, and benefits	55	—	216	—
Commissions	350	17	350	26
General and administrative	738	417	2,596	1,030
Depreciation and amortization	58	53	462	214
Interest	413	121	1,657	400
Total Expenses	1,614	608	5,281	1,670
Operating income (loss)	19,155	(202)	19,764	406
Interest and other income	10	3	35	9
Income (loss) from discontinued operations, before income taxes	19,165	(199)	19,799	415
Income tax (expense) benefit	(6,979)	96	(7,208)	(168)
Income (loss) from discontinued operations, net of income taxes	$12,186	$(103)	$12,591	$247

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
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

In December 2004, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $7,686 at September 30, 2005, and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and, therefore, the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on January 1, 2006. Through September 30, 2005, amounts recorded by the Company related to this interest rate cap agreement were not material.

Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company’s long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

13.   Commitments and Contingencies

The Company has guaranteed repayment of a maximum of $5,053 of real estate notes payable of its unconsolidated subsidiaries, all of which is outstanding at September 30, 2005. These notes are secured by the underlying real estate and have maturity dates through December 2009.

The Company issued several debt repayment guarantees of others that are subject to the fair value provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (“FIN 45”).

In 2004, the Company issued a debt repayment guaranty of an unconsolidated subsidiary in conjunction with a $30,000 loan agreement. As part of this loan agreement, the Company issued a repayment guaranty of up to 50% of the loan balance plus any accrued and unpaid interest. In accordance with the terms of the guaranty, at such time as the principal balance has been reduced to $15,000 or less and a target loan-to-value ratio has been reached, the Company’s guaranty is reduced to 25% of the loan balance. In exchange for the guaranty, the Company receives a priority return with respect to its capital contribution based on the outstanding amount of principal on the loan. The Company estimates that its likely exposure under the guaranty is not material and has determined that the present value of the priority return is the best estimate of the fair value of the guaranty under FIN 45. The Company initially recorded a liability offset by an increase in its investment in unconsolidated subsidiary balance of $1,886. The underlying note was paid down to $15,000 in the second quarter of 2005, resulting in a decrease in the Company’s guaranty. As a result, the Company decreased the liability balance, with a corresponding decrease to the investment balance. The liability balance is $472 at September 30, 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
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

At September 30, 2005, the Company has outstanding letters of credit totaling $23,502, including $3,025, $3,409 and $9,188 of which collateralize amounts recorded in accrued expenses, other current liabilities and other liabilities, respectively. The letters of credit expire at varying dates through June 2006.

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

As of September 30, 2005, the Company has made non-refundable earnest money deposits totaling $6,721 in conjunction with contracts to acquire approximately $206,461 of real estate from other entities.

The Company and one of its subsidiaries are defendants in a lawsuit styled Bank One Oklahoma, N.A., et al. (the “Bank”) v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, pending in the US District Court for the Northern District of Illinois, originally filed on April 2, 2003. The claims asserted by the plaintiffs relate to a sale/leaseback transaction involving a property in Oklahoma City

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

13.   Commitments and Contingencies (Continued)

previously owned by the Bank. The suit alleges breach of contract, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation and fraudulent concealment against the Company and/or its subsidiary and alleges that the plaintiffs have been damaged in an unspecified amount in excess of $10,000. The plaintiffs seek to recover actual damages, punitive damages and reasonable attorneys’ fees. The suit is in the process of discovery, and no trial date has been set. As of the date of this Form 10-Q, the outcome of the suit cannot be predicted with any certainty, and the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome. While the Company cannot predict with any certainty the outcome of this matter, the Company currently believes the plaintiffs’ claims are without merit and is vigorously defending the lawsuit.

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

Virtually all of the Company’s revenues are from clients located in the United States. For the three and nine months ended September 30, 2005, one individual client accounts for $27,090, or 12%, and $77,840, or 13%, respectively, of the Company’s consolidated revenues. For the three and nine months ended September 30, 2004, the same client accounted for $23,597, or 13%, and $59,820, or 11%, respectively, of the Company’s consolidated revenues. Revenues from this client are included primarily in the Company’s Global Services segment.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

14.   Segment Information (Continued)

Summarized financial information for reportable segments is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Global Services:
Total revenues	$210,803	$173,403	$582,592	$493,062
Costs and expenses(1)	200,587	167,803	555,576	481,487
Operating income	10,216	5,600	27,016	11,575
Interest and other income	440	415	1,590	1,104
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	10,656	6,015	28,606	12,679
Minority interest, before income taxes	(260)	520	282	503
Income from investments in unconsolidated subsidiaries, before income taxes	1,856	2,254	5,755	4,812
Income from continuing operations, before income taxes	12,252	8,789	34,643	17,994
Income from discontinued operations, before income taxes	915	26	915	39
Income before income taxes	$13,167	$8,815	$35,558	$18,033
Development and Investment:
Total revenues	$16,026	$15,172	$35,048	$35,622
Costs and expenses(1)	22,550	15,666	56,498	45,374
Operating loss	(6,524)	(494)	(21,450)	(9,752)
Interest and other income	232	348	484	1,020
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(6,292)	(146)	(20,966)	(8,732)
Minority interest, before income taxes	(2,748)	940	1,795	(138)
Income from investments in unconsolidated subsidiaries, before income taxes	537	43	3,781	9,203
Income (loss) from continuing operations, before income taxes	(8,503)	837	(15,390)	333
Income (loss) from discontinued operations, before income taxes	18,250	(225)	18,884	376
Income before income taxes	$9,747	$612	$3,494	$709
Total:
Total revenues	$226,829	$188,575	$617,640	$528,684
Costs and expenses(1)	223,137	183,469	612,074	526,861
Operating income	3,692	5,106	5,566	1,823
Interest and other income	672	763	2,074	2,124
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	4,364	5,869	7,640	3,947
Minority interest, before income taxes	(3,008)	1,460	2,077	365
Income from investments in unconsolidated subsidiaries, before income taxes	2,393	2,297	9,536	14,015
Income from continuing operations, before income taxes	3,749	9,626	19,253	18,327
Income (loss) from discontinued operations, before income taxes	19,165	(199)	19,799	415
Income before income taxes	$22,914	$9,427	$39,052	$18,742

(1)      Costs and expenses for the three and nine months ended September 30, 2005, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $2,010 and $5,447 related to the Global Services segment and $720 and $1,785 related to the Development and Investment segment, respectively. Costs and expenses for the three and nine months ended September 30, 2004, include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $1,633 and $4,118 related to the Global Services segment and $677 and $1,810 related to the Development and Investment segment, respectively.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2005
(dollars in thousands, except per share data)
(Unaudited)

14.   Segment Information (Continued)

	September 30, 2005	December 31, 2004
Total Assets:
Global Services	$381,822	$319,464
Development and Investment	475,173	429,486
Total consolidated assets	$856,995	$748,950

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

Activity related to the Company’s lease obligations and related costs included in restructuring accruals in 2005 is as follows:

Balance at December 31, 2004	$1,902
Cash payments	301
Balance at September 30, 2005	$1,601

16.   Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Nine Months Ended September 30,
	2005	2004
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$7,045	$8,389
Capital lease obligations	3	664

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Trammell Crow Company (the “Company”) is one of the largest diversified commercial real estate service companies in the world. The Company’s business is organized under two distinct national leadership structures. The Global Services Group includes substantially all of the building management services, brokerage services, and project management services delivered to both user and investor clients. Substantially all of the Company’s real estate development and investment activities are conducted through the Company’s Development and Investment Group. In addition to its full service offices located throughout the United States, the Company has offices in Canada, Europe, Asia and Latin/South America focused on the delivery of real estate services to users of commercial real estate. The Company delivers brokerage services outside the United States through strategic alliances with leading providers—in Europe and Asia, through Savills plc, (“Savills”) a leading property services company based in the United Kingdom; and in Canada, through JJ Barnicke, a leading Canadian real estate services provider. The Company delivers building management, brokerage and project management services in India through Trammell Crow Meghraj, India’s leading property services company jointly owned by the Company and certain international partners.

Within the Global Services segment, with approximately 6,200 employees, the Company provides services to user clients, including multinational corporations and hospitals, who are typically the primary occupants of the commercial properties for which services are performed, and investor clients who are not typically the primary occupants of the commercial properties for which services are performed. The building management services provided to user clients consist primarily of facilities management, which includes providing comprehensive day-to-day occupancy related services, principally to large corporations, healthcare systems and other users that occupy commercial facilities in multiple locations. These services include administration and day-to-day maintenance and repair of client-occupied facilities. Brokerage services provided to user clients include corporate advisory services such as portfolio management and tenant representation. Project management services provided to user clients include facility planning and project management, such as construction oversight, space planning, site consolidations, facilities design, and workplace moves, adds, and changes. The building management services provided to investor clients include property management services relating to all aspects of building operations, tenant relations and oversight of building improvement processes. Brokerage services provided to investor clients include project leasing and investment sales services whereby the Company advises buyers, sellers and landlords in connection with the leasing and sale of office, industrial and retail space, and land. Project management services provided to investor clients include construction management services such as space planning and tenant finish and coordination.

Within the Development and Investment segment, encompassing approximately 220 employees, the Company provides development services to both investor and user clients—both those pursuant to which the Company takes an ownership position in a project and those pursuant to which the Company provides development services to others in exchange for fees. The Company provides comprehensive project development services and acquires and disposes of commercial real estate projects. The development services provided include financial planning, site acquisition, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, project closeout and project finance coordination. The Company will continue to focus its efforts in this area on risk-mitigated opportunities for investor clients and fee development and build-to-suit projects for user clients. From time to time, the Company may pursue development and investment activities, including opportunistic property acquisitions and new development, for its own account or on a co-investment basis.

With an organization comprised of professionals dedicated fully to development and investment activities, the Company is positioned to pursue and execute new development business, particularly programmatic business with the Company’s large investor clients, and exploit niche market opportunities.

Results of Operations—Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the six months ended June 30, 2005, and the three and nine months ended September 30, 2004, have been reclassified to conform to the presentation for the three months ended September 30, 2005. As a result, certain balances differ from the amounts reported in previously filed documents. See Income from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Nine Months Ended September 30,
	2005	2004	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$173,604	$153,945	$19,659	12.8%
Corporate advisory services	114,287	90,420	23,867	26.4%
Project management services	85,503	60,905	24,598	40.4%
	373,394	305,270	68,124	22.3%
Investor Services:
Property management	102,801	103,654	(853)	(0.8)%
Brokerage	96,752	76,776	19,976	26.0%
Construction management	8,381	6,987	1,394	20.0%
	207,934	187,417	20,517	10.9%
Development and construction	26,553	24,413	2,140	8.8%
	607,881	517,100	90,781	17.6%
Gain on disposition of real estate	9,759	11,584	(1,825)	(15.8)%
TOTAL REVENUES	617,640	528,684	88,956	16.8%
COST AND EXPENSES:
Salaries, wages and benefits	399,242	348,915	50,327	14.4%
Commissions	98,839	76,618	22,221	29.0%
General and administrative	102,465	89,640	12,825	14.3%
Depreciation and amortization	7,513	8,683	(1,170)	(13.5)%
Interest	4,015	3,005	1,010	33.6%
TOTAL EXPENSES	612,074	526,861	85,213	16.2%
Operating income	5,566	1,823	3,743	205.3%
Interest and other income	2,074	2,124	(50)	(2.4)%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	7,640	3,947	3,693	93.6%
Income tax expense	(2,782)	(1,595)	(1,187)	(74.4)%
Minority interest, net of income taxes	1,321	217	1,104	508.8%
Income from investments in unconsolidated subsidiaries, net of income taxes	6,064	8,351	(2,287)	(27.4)%
Income from continuing operations	12,243	10,920	1,323	12.1%
Income from discontinued operations, net of income taxes	12,591	247	12,344	4,997.6%
Net income	$24,834	$11,167	$13,667	122.4%

	For the Three Months Ended September 30,
	2005	2004	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$59,076	$52,633	$6,443	12.2%
Corporate advisory services	49,498	34,142	15,356	45.0%
Project management services	28,216	23,268	4,948	21.3%
	136,790	110,043	26,747	24.3%
Investor Services:
Property management	34,246	34,330	(84)	(0.2)%
Brokerage	35,296	25,917	9,379	36.2%
Construction management	3,207	2,926	281	9.6%
	72,749	63,173	9,576	15.2%
Development and construction	10,005	8,106	1,899	23.4%
	219,544	181,322	38,222	21.1%
Gain on disposition of real estate	7,285	7,253	32	0.4%
TOTAL REVENUES	226,829	188,575	38,254	20.3%
COST AND EXPENSES:
Salaries, wages and benefits	140,801	119,970	20,831	17.4%
Commissions	41,883	28,623	13,260	46.3%
General and administrative	36,323	31,002	5,321	17.2%
Depreciation and amortization	2,551	2,718	(167)	(6.1)%
Interest	1,579	1,156	423	36.6%
TOTAL EXPENSES	223,137	183,469	39,668	21.6%
Operating Income	3,692	5,106	(1,414)	(27.7)%
Interest and other income	672	763	(91)	(11.9)%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	4,364	5,869	(1,505)	(25.6)%
Income tax expense	(1,600)	(2,422)	822	33.9%
Minority interest, net of income taxes	(1,930)	842	(2,772)	(329.2)%
Income from investments in unconsolidated subsidiaries, net of income taxes	1,497	1,668	(171)	(10.3)%
Income from continuing operations	2,331	5,957	(3,626)	(60.9)%
Income (loss) from discontinued operations, net of income taxes	12,186	(103)	12,289	11,931.1%
Net income	$14,517	$5,854	$8,663	148.0%

Revenues.   Facilities management revenue increased in the third quarter and first nine months of 2005 from comparable periods in the prior year. This increase is primarily the result of the addition of several new customers. Additionally, the increase during the nine month period reflected the expansion of a client relationship in the second quarter of 2004. Reimbursement of salaries, wages, benefits and out-of-pocket general and administrative costs, a component of facilities management revenue, comprised the majority of the revenue increases from 2004. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

Corporate advisory services revenue increased for the third quarter and first nine months of 2005 as compared to the same periods in the prior year. The increase, primarily in commission revenues, is in part the result of an increase in the number of tenant representation brokers as the Company has focused on expanding its brokerage network. In addition, transaction volumes have increased as clients continue to show a willingness to make real estate commitments.

The revenue growth in project management was the result of the addition of new clients and the expansion of services provided to existing clients (due to increases in clients’ portfolios, the scope of the Company’s services under certain outsourcing contracts and transaction volumes).

The slight decreases in property management revenue in the three and nine months ended September 30, 2005 were partially the result of decreased square footage under management in 2005 as compared to 2004. The reduction in square footage primarily resulted from sales of buildings in the Company’s management portfolio to REITs or other investors that self-manage their properties or use other service providers. In addition, some square footage decreases resulted from existing clients taking services in-house or to other service providers. These decreases were partially offset by additions to square footage related to new business.

Brokerage revenue increased for the third quarter and first nine months of 2005 from comparable periods in 2004 due to increases in investment sales commissions and, to a lesser extent, project leasing commissions. Real estate remains a favored asset class among certain investors as a result of improving leasing fundamentals and relatively low interest rates. As a result, investment sales activity and the resulting commission revenue have increased.

Construction management revenue increased in the three and nine months ended September 30, 2005, as compared to the same periods in 2004. Construction management revenue is generated from services including space planning and tenant finish coordination for investor clients in conjunction with property management and leasing assignments, and are directly related to tenants’ real estate demands. The increase in construction management revenue resulted from a higher volume of construction projects as tenant leasing activity increased and is consistent with the increase in brokerage revenue.

Development and construction revenue increased in the third quarter and first nine months of 2005 as compared to the same periods in the prior year, driven in part by an increase in development fees. Typically, the impact of increases and decreases in the Company’s development starts and investments is not reflected in financial results until later periods. The Company experienced an increase in development and construction revenue in 2005 as a consequence of development starts and investments trending up in 2004, with 2004 starts more than doubling those for 2003. In addition, development and construction revenue increased due to an increase in rental revenue from acquisitions of operating real estate properties subsequent to the first half of 2004. Development incentive fees increased during the third quarter 2005, but decreased in the nine months of 2005, as compared to the same periods in 2004, due to the timing and volume of significant transactions.

Historically, the Company primarily focused its commercial real estate development business on office, industrial and retail projects for investor clients. The Company has increased its focus on development for user clients, including corporations and those in the healthcare sector. By expanding its focus on development for user clients, particularly those in the healthcare sector, the Company seeks to mitigate the cyclicality traditionally inherent in the commercial development business. In addition, through High Street Residential, a wholly-owned subsidiary of the Company, the Company has expanded its focus to include development of mixed-use facilities with a residential component, including condominium development and transit-oriented development. The Company, mainly through certain of its discretionary development and investment funds, is also directing its efforts toward property and project acquisitions, including those acquisitions where opportunities exist to add value through re-development or re-leasing.

The Company’s gain on disposition of real estate increased slightly in the third quarter and decreased in the first nine months of 2005 from comparable periods in 2004. In the third quarter of 2005, the Company sold three real estate projects with an aggregate net sales price of $13.3 million, resulting in a gain on disposition of $7.1 million, and recognized deferred gain of $0.2 million relating to previous period dispositions. In the third quarter of 2004, the Company sold four real estate projects for an aggregate net sales price of $19.0 million, resulting in an aggregate gain on disposition of $7.3 million. During the first nine months of 2005, the Company recognized total gain on disposition of real estate of $9.8 million. This gain was comprised of four sales of real estate projects with an aggregate net sales price of $15.0 million and a settlement related to the estimated cost to complete construction related to a previous period disposition. In addition, this gain included deferred gain recognition of $0.3 million relating to dispositions in prior periods. During the first nine months of 2004, the Company sold eight real estate projects for an aggregate net sales price of $34.6 million, resulting in an aggregate gain on disposition of $11.3 million and recognized deferred gain of $0.3 million relating to a previous period disposition. Gain on disposition of real estate discussed above does not include those gains classified in discontinued operations as discussed in Income from Discontinued Operations, Net of Income Taxes below.

Costs and Expenses.   Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by clients (“reimbursed employees”); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed (“unreimbursed employees”); long-term incentive compensation associated with restricted stock grants to certain employees; and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions, including those transactions recorded as income (loss) from discontinued operations. Salaries, wages and benefits expense for both reimbursed and unreimbursed employees increased in the third quarter and first nine months of 2005 from comparable periods in the prior year. Salaries, wages and benefits for reimbursed employees grew as the Company increased its facilities management and project management headcount to service client expansions and new clients. In addition, the Company’s annual incentive bonus expense increased due to the Company’s increased headcount and profitability in 2005.

The increase in commission expense during the third quarter and first nine months of 2005 was directly attributable to the increases in the Company’s corporate advisory services and brokerage revenue discussed above.

General and administrative expenses increased in the three and nine months ended September 30, 2005, as compared to the same periods in 2004, due in part to increased client-reimbursed out-of-pocket general and administrative expenses, due to growth in the Company’s facilities management and project management service lines. In addition, the acquisition of several operating real estate properties since the first half of 2004 led to increased real estate operating expenses in 2005. These properties, which the Company plans to redevelop, lease and sell, include acquisitions made through the Company’s fifth discretionary development and investment fund (“Fund V”). The Company’s insurance expense also increased as a result of higher premium rates being charged by the insurance industry.

Depreciation and amortization expenses decreased for the third quarter and first nine months of 2005 from 2004. The Company has replaced many of its computer assets at a lower cost than the assets that were retired, which has reduced the Company’s depreciation expense. In addition, several intangible asset balances related to acquired management contracts became fully amortized in 2004, which resulted in a decrease in amortization expense in the third quarter and first nine months of 2005 as compared to 2004.

The increase in interest expense is primarily the result of higher average outstanding balances under the Company’s revolving line of credit as compared to the same periods in 2004, due to amounts drawn to fund the Company’s acquisition of an additional ownership interest in Savills.

Minority Interest, Net of Income Taxes.   Minority interest fluctuated from income in the third quarter of 2004 to expense in the third quarter of 2005. For the nine months ended September 30, 2005, minority interest income increased from the same period in the prior year. The increase in minority interest income during the first nine months of 2005 primarily relates to operating losses incurred by Fund V, which are shared with outside partners. Fund V has acquired several operating real estate properties since the first half of 2004 that, as expected, generated operating losses in the current period. The Company plans to redevelop, lease and sell these properties. In addition, a portion of the 2005 income relates to the minority interest owners’ share of fees earned by the Company related to certain consolidated real estate projects. The minority interest expense in the third quarter of 2005 was largely driven by expense related to gains on dispositions of consolidated real estate projects which are shared with outside partners.

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   In the ordinary course of business, a significant portion of the Company’s development and investment activities are conducted, and are expected to be conducted in future periods, through unconsolidated subsidiaries. The Company also has certain investments in unconsolidated subsidiaries which are not related to its development and investment activities. Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries. The overall decrease in income from investments in unconsolidated subsidiaries in the first nine months of 2005, as compared to 2004, was primarily the result of significant income from an unconsolidated subsidiary that sold its building portfolio in the first quarter of 2004, in excess of such sales that occurred in 2005. This decrease was offset by increased income from the Company’s investment in Savills, due to the purchase of additional shares of Savills in the second quarter of 2005, which increased the Company’s ownership interest from approximately 10% to approximately 19.6% of the outstanding stock of Savills. In 2005, income from the Company’s investment in Savills was partially offset by amortization of the portion of the Savills purchase price allocated to certain intangible assets.

Income (Loss) from Discontinued Operations, Net of Income Taxes.   Income (loss) from discontinued operations consists of the operations of real estate properties and gain on disposition of real estate properties held for sale or sold subsequent to the adoption of FAS 144 effective January 1, 2002, that were considered components of an entity under FAS 144 and in which the Company has not retained or does not expect to retain significant continuing involvement. Dispositions of real estate assets have been and will continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a greater amount of these activities to be classified as discontinued operations in future periods as fewer asset dispositions will qualify for grandfathered treatment under FAS 144. Because gains on sale of real estate projects accounted for as income from discontinued operations can give rise to significant incentive compensation expense on account of local office and overall Company profitability (which is separately accounted for as salaries, wages and benefits), the Company’s net income resulting from sales is significantly less than the amount shown as income from discontinued operations.

During the third quarter of 2005, the Company sold seven real estate projects that were considered discontinued operations for an aggregate net sales price of $51.1 million, resulting in an aggregate gain on disposition (before income taxes) of $20.0 million. The Company sold one real estate project in the third quarter of 2004 that was considered a discontinued operation. This sale, which generated a net sales price of $2.8 million, resulted in a gain on disposition of $0.01 million. In the first nine months of 2005, the Company sold 13 real estate projects that were considered discontinued operations for an aggregate net sales price of $80.3 million, resulting in an aggregate gain on disposition (before income taxes) of $22.0 million. During the first nine months of 2004, the Company sold two real estate projects that were considered discontinued operations for an aggregate net sales price of $14.2 million. This sale resulted in an aggregate gain on disposition of real estate (before income taxes) of $0.9 million, including interest forgiveness of $0.3 million.

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

Quarterly Results of Operations and Seasonality

The results of operations for any quarter are not necessarily indicative of results for any future period. The Company’s revenues and net income during the fourth fiscal quarter historically have been somewhat greater than in each of the first three fiscal quarters, primarily because its clients have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets, the recognition of incentive fees (often in the latter part of the fiscal year as contractual targets are met) and other factors may also cause quarterly fluctuations in the Company’s results of operations.

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

Net cash used in operating activities totaled $41.2 million for the first nine months of 2005, compared to net cash provided of $6.9 million for the same period in 2004. Cash used in operating activities, excluding the change in real estate and related borrowings, totaled $7.5 million for the first nine months of 2005 as compared to cash provided of $19.8 million for the same period of 2004. This increase in cash used is in part due to higher average outstanding accounts receivable balances in 2005, consistent with the overall growth in the Company’s revenues from 2004 to 2005. The Company also made greater incentive compensation and income tax payments during the first nine months of 2005 on account of 2004 activity, as compared to such payments made during the same period in 2004. In addition, cash used in real estate activities, net of related borrowings, was $33.7 million during the first nine months of 2005, compared to $12.9 million for the same period in 2004 as a result of increased real estate investment activity in 2005.

Net cash used in investing activities totaled $117.3 million for the first nine months of 2005, compared to $46.6 million for the first nine months of 2004. This increase in cash used is primarily due to an increase in investments in unconsolidated subsidiaries, net of distributions, to $92.4 million in the first nine months of 2005 as compared to distributions from unconsolidated subsidiaries, net of contributions, of $5.5 million in the same period of 2004. The increase in investments is attributable to the Company’s purchase of additional shares of Savills in 2005. The Company’s wholly-owned captive insurance company also made purchases, net of sales proceeds, of $18.2 million in marketable securities in 2005, as compared to no such purchases in 2004. In addition, expenditures made in the first nine months of 2005 related to real estate classified as “held for investment” were $32.3 million during the first nine months of 2005, as compared to $65.9 million during the first nine months of 2004. These expenditures were offset by $32.8 million of proceeds from the dispositions of real estate projects classified as “held for investment” at the time of disposition in accordance with FAS 144, as compared to $18.4 million of such proceeds in 2004.

Net cash provided by financing activities totaled $60.9 million during the first nine months of 2005 as compared to $29.9 million during the same period of 2004. The increase in cash provided in 2005 is primarily due to borrowings, net of principal debt payments, under the Company’s line of credit of $51.0 million, compared to principal debt payments, net of borrowings, of $12.8 million in the comparable 2004 period. The Company used the 2005 borrowings to fund its purchase of additional shares of Savills. In addition, the Company received proceeds from the exercise of employee stock options of $9.4 million in 2005, as compared to $0.6 million in 2004. This increase in cash was offset by a decrease in proceeds from borrowings, net of payments, of $16.1 million on notes payable related to real estate held for investment as compared to $29.9 million in the same period of 2004. The Company also used cash in 2005 to repurchase common stock, totaling $20.1 million. In addition, the Company received contributions, net of distributions, from minority interest holders of $1.5 million in the first nine months of 2005, compared to $9.3 million in the first nine months of 2004.

In June 2005, the Company obtained a $175.0 million revolving line of credit (the “Credit Facility”) arranged by Bank of America, N.A., as the administrative agent, which replaced the Company’s previous $150.0 million revolving line of credit. Borrowings under the Credit Facility are due in June 2008 and are either Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin up to 0.25% depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurodollar rate plus a margin, which ranges from 1.75% to 2.0%, depending upon the Company’s leverage ratio. The Eurodollar rate is based on the British Bankers Association LIBOR rate. The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. In addition, the Company may not pay dividends, repurchase common shares, or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization, plus for the year ending December 31, 2005 only, an amount equal to $20.0 million. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

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

The Company also has a $25.0 million short-term revolving line of credit (the “Swing Line”) with Bank of America, N.A. Each loan obtained by the Company under the Swing Line matures in five business days, but no later than June 28, 2008, and bears interest at a 30-day LIBOR-based rate (plus an applicable margin as defined per the agreement). Borrowings under the Swing Line are unsecured and reduce borrowing capacity under the Credit Facility.

At September 30, 2005, the Company had outstanding borrowings of $51.0 million under the Credit Facility. The covenants contained in the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $175.0 million commitment. The Company’s unused borrowing capacity (taking into account borrowings and letters of credit outstanding) under the Credit Facility was $113.1 million at September 30, 2005. Since many of the financial covenants in the Credit Facility are dependent on the Company’s “EBITDA,” as defined in the Credit Facility agreement and calculated on a trailing four-quarter basis, a decline in the Company’s overall operations could adversely impact the Company’s ability to comply with these financial covenants and, in turn, the Company’s borrowing capacity.

At September 30, 2005, the Company was in compliance with all covenants of the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions and investments, fund its co-investment activities and provide the Company with an additional source of working capital.

In December 2004, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $7.7 million at September 30, 2005, and the Company will receive payments if the LIBOR-based interest rate exceeds 3.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement will be marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on January 1, 2006. Through September 30, 2005, amounts recorded by the Company related to this interest rate cap agreement were not material.

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

FAS 123R will become effective for the Company beginning January 1, 2006. FAS 123R permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. The company plans to adopt FAS 123R using the modified-prospective method.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in “Item 1. Financial Statements, Note 1.’’

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

The Company has applied EITF 04-5 when required for new or amended limited partnerships in its September 30, 2005, financial statements. The Company is evaluating the impact of the new guidance on all other limited partnerships. The impact of adopting EITF 04-5 for all other limited partnerships cannot be predicted at this time, however, the Company anticipates that the adoption will not impact net income, earnings per share or stockholders’ equity. The Company plans to account for any initial effect of applying the new guidance to all other limited partnerships under the method similar to a change in accounting principle.

Off-balance Sheet Arrangements

The Company has off-balance sheet arrangements consisting of certain debt repayment guarantees that have been provided by the company as security for the obligations of others (primarily unconsolidated subsidiaries of the Company) in the normal course of the Company’s real estate development business. The Company has not made any material payments under such arrangements in the nine months ended September 30, 2005 or 2004. The Company has guaranteed a maximum of $5.1 million of such notes payable, all of which is outstanding at September 30, 2005. Payments required under these arrangements, if any, would generally result in an increase in the Company’s investment in the underlying unconsolidated subsidiaries.

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believe,” “anticipate,” “attainable,”

“forecast,” “will,” “may,” “expect(ation),” “envision,” “project,” “budget,” “objective,” “goal,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “prospects,” “forsee,” “look(ing) for,” “look to” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the timing of individual transactions, (ii) the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale, (iii) the ability of the Company to compete effectively in the international arena and manage the risks of operating in the international arena (including foreign currency exchange risk), (iv) the ability of the Company to retain its major clients and renew its contracts, (v) the ability of the Company to attract new user and investor clients, (vi) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company’s participation as a principal in real estate investments, (vii) the Company’s ability to continue to pursue its growth strategy, (viii) the Company’s ability to pursue strategic acquisitions on favorable terms and manage challenges and issues commonly encountered as a result of those acquisitions, (ix) the Company’s ability to compete in highly competitive national and local business lines, and (x) the Company’s ability to attract and retain qualified personnel in all areas of its business (particularly senior management). In addition, the Company’s ability to achieve certain anticipated results will be subject to other factors affecting the Company’s business that are beyond the Company’s control, including but not limited to general economic conditions (including interest rates, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate commitments and other factors impacting the value of real estate assets), the effect of government regulation on the conduct of the Company’s business and the threat of terrorism and acts of war. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 1. Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Notes 7 and 8 to the Company’s Condensed Consolidated Financial Statements. The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. During the first nine months of 2005, the Company borrowed $51.0 million, net of principal debt payments, under the Credit Facility, primarily to fund the Company’s acquisition of an additional ownership stake in Savills, which could further expose the Company to fluctuations in interest rates. From time to time, the Company purchases interest rate agreements to hedge, cap or lock a portion, but not all, of its exposure to fluctuations in interest rates, and, as such, the effects of interest rate changes may be limited.

The Company’s earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company and its consolidated and unconsolidated subsidiaries in Canada, Europe, Asia and Australia. Due to the increase in the Company’s ownership interest in Savills from approximately 10.0% to 19.6% in April 2005, the impact of fluctuations in currency exchange rates may become more significant to the Company’s results of operations.

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

PART II—OTHER INFORMATION

ITEM 1.                Legal Proceedings

The Company and one of its subsidiaries are defendants in a lawsuit styled Bank One Oklahoma, N.A., et al. (the “Bank”) v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, pending in the US District Court for the Northern District of Illinois, originally filed on April 2, 2003. The claims asserted by the plaintiffs relate to a sale/leaseback transaction involving a property in Oklahoma City previously owned by the Bank. The suit alleges breach of contract, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation and fraudulent concealment against the Company and/or its subsidiary and alleges that the plaintiffs have been damaged in an unspecified amount in excess of $10.0 million. The plaintiffs seek to recover actual damages, punitive damages and reasonable attorneys’ fees. The suit is in the process of discovery, and no trial date has been set. As of the date of this Form 10-Q, the outcome of the suit cannot be predicted with any certainty, and the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome. While the Company cannot predict with any certainty the outcome of this matter, the Company currently believes the plaintiffs’ claims are without merit and is vigorously defending the lawsuit.

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
Date: November 8, 2005

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