Form 10-K
period 2005-12-31
TRAMMELL CROW CO
filed 2006-03-15
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2005, was $785,691,072, based on the closing price of the registrant’s common stock, $24.24 per share, reported on the New York Stock Exchange on June 30, 2005.

There were 36,286,893 shares of the registrant’s common stock outstanding as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

PART I

ITEM 1.                BUSINESS

Company Overview

Trammell Crow Company (the “Company”), founded in 1948 by Mr. Trammell Crow, is one of the largest diversified commercial real estate service companies in the world. The Company delivers brokerage, project management and building management services through its Global Services group and undertakes development and investment activities through its Development and Investment group. The operations of each group are reported as separate segments.

The Company serves two different types of clients:

•       User clients. These clients include large corporations, healthcare systems, public sector clients and other end users that occupy commercial property in connection with their business operations.

•       Investor clients. These clients include pension funds, advisors and others who own or manage real estate assets primarily for investment purposes.

Global Services

The Company’s Global Services group creates value for clients by applying knowledge, people, resources, processes and technology in a manner designed to enhance asset productivity consistent with clients’ strategic objectives. The Global Services group’s approximately 6,200 employees provide strategic support in areas such as organizational, portfolio and operational optimization with regard to the management of real estate and related services.

User Client Services

The goal of the Company’s user services business is to align the facilities and support functions of its clients with their operational and strategic business objectives. The Company believes that organizations are increasingly outsourcing their facility or real estate-related functions to reduce costs, improve profitability and refocus management and other resources on core competencies. The Company seeks to enter into multi-year, multi-service outsourcing contracts with its user clients, but also provides services on a one-off assignment or short-term contract basis. Of the contracts with user clients that were up for renewal in 2005, the Company lost less than 1% of the aggregate gross margin generated by those contracts due to the clients’ decisions not to renew. Services provided to user clients by the Company’s Global Services group are:

•       Corporate Advisory Services. Brokerage and brokerage-related services provided to user clients are referred to as corporate advisory services and include primarily tenant representation brokerage services, as well as other transaction or portfolio services such as acquisition/disposition brokerage, lease administration and lease audits. These services may be provided on a portfolio basis to a user client that has outsourced its transaction or portfolio requirements to the Company or on an individual transaction basis to a non-outsourcing client. Revenues are derived primarily from commissions based on the value of the underlying real estate transaction (i.e., rental revenues or sales price).

•       Project Management. Project management services provided to user clients include facility planning, construction oversight, space planning, site consolidations, multi-location expansion programs, facilities design, signage conversions, portfolio-wide operational refits and upgrades, and workplace moves, adds, and changes. Project management services for user clients are typically provided on a portfolio-wide or programmatic basis. Revenues include fixed management fees, variable fees (based on an hourly rate, a percentage of project costs, square footage, etc.) and incentive fees if certain agreed-upon performance targets are met. Revenues may also include reimbursement of payroll and related costs for personnel providing the services.

•       Facilities Management. Building management services provided to user clients are typically referred to as facilities management and include administration and day-to-day operation, maintenance and repair of client-occupied facilities; office services; and call center services. The Company identifies best practices, implements technology solutions and leverages its resources to control clients’ facilities costs and enhance the workplace environment. Contracts for facilities management services are typically structured so the Company receives reimbursement of client-dedicated personnel costs and associated overhead expenses plus a monthly base fee and, in some cases, annual incentives if certain agreed-upon performance targets are satisfied.

Investor Client Services

The Company provides services to investor clients through an extensive network of real estate experts in major markets throughout the United States. These local office delivery teams are supported by a national accounts team whose function is to help insure quality service and to maintain and expand relationships with large institutional clients, including buyers, sellers and landlords who need to lease, buy, sell and/or finance space. Services provided to investor clients by the Company’s Global Services group are:

•       Brokerage. Brokerage services provided to investor clients include project leasing and capital markets (investment sales and capital sourcing) services.  Project leasing revenues are derived from the renewal and expansion of tenants and leasing of vacant space in investor-owned properties for which the Company has been engaged as the owner’s leasing agent. Fees for capital markets services are generated by representing buyers and sellers in connection with the sale and/or financing of office, industrial and retail space, and land, as well as hotels and multi-family housing. Fees received by the Company for brokerage services are typically based on a percentage of the value of the lease or sale transaction.

•       Construction Management. Project management services provided to investor clients are referred to as construction management and primarily include space planning and tenant finish coordination for investor clients, typically in conjunction with property management and leasing assignments. Fees are generally calculated as a percentage of project cost.

•       Property Management. Building management services provided to investor clients are typically referred to as property management, and include all aspects of building operations, maintenance and repair, tenant relations and oversight of building improvement processes. The Company typically receives monthly management fees for the property management services it provides, based upon a specified percentage of the monthly rental income or rental receipts generated from the property under management, or in certain cases, the greater of such percentage fee or a minimum agreed-upon fee. The Company also may be reimbursed for a portion of its administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to the properties under management.

The Company’s property management and leasing agreements with investor clients typically provide for an indefinite term but permit the client to terminate the agreement without cause upon 30 days prior written notice. While these customary termination provisions lend flexibility to the owner of the property, generally the Company retains its property management and leasing assignments for multiple years.

International Service Delivery

Global Services clients are served through a network of offices in the United States, Canada, Europe, Asia-Pacific and Latin/South America. Operations outside of the United States are primarily focused on the provision of services to user clients, which generally include U.S.-based multi-nationals who have outsourced their services requirements to the Company on a portfolio basis.

The Company’s international service delivery is enhanced by its affiliations and alliances with:

•       Savills plc, a leading property services company based in the United Kingdom with operations throughout Europe and Asia. Savills is listed on the London Stock Exchange and is 19.6%-owned by the Company. The Company has had a strategic alliance with Savills dating to July 2000 and utilizes Savills throughout Europe and Asia-Pacific to execute brokerage transactions on behalf of the Company’s user clients. Two of the Company’s executives serve on Savills’ Board of Directors.

•       Trammell Crow Meghraj, a leading property services company in India. Trammell Crow Meghraj is jointly owned by the Company and certain international partners and is the vehicle through which the Company provides all brokerage, project management and building management services in India.

•       JJ Barnicke, a leading Canadian real estate services provider. The Company utilizes JJ Barnicke to provide brokerage services for the Company’s user clients with Canadian requirements.

Development and Investment

The Company conducts real estate development and investment activities primarily through its Development and Investment group, which includes approximately 240 employees. The group provides development services to users and pursues opportunistic but risk-mitigated development and investment in commercial real estate across a wide spectrum of product types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); higher education facilities, including student housing; and residential/mixed-use projects. The Company acts as the general manager of the development process, providing services that are vital in all stages of the process, including: (i) site identification, due diligence and acquisition; (ii) evaluating project feasibility, budgeting, scheduling and cash flow analysis; (iii) procurement of approvals and permits, including zoning and other entitlements; (iv) project finance advisory services; (v) coordination of project design and engineering; (vi) construction bidding and management and tenant finish coordination; and (vii) project close-out and tenant move coordination.

The Company’s network of development and investment talent, access to capital, local market knowledge (attained in part through brokers and other employees in the Global Services group) and brand name give it the capability to source and implement a significant volume of real estate development and investment activity. Experienced local market development teams pursue opportunities in their markets supported, where applicable, by national expertise in certain product types (“initiatives”), such as healthcare, higher education, acquisitions, on-airport distribution and residential/mixed-use. Deal approval and risk mitigation are centralized. Funds and programs with capital partners—generally targeted at specific types of products or opportunities—enhance the efficiency of local development teams by providing focus to their efforts and pre-arranged capital for their sourced opportunities (including pre-negotiated transaction terms and documents).

The Company may pursue development and investment activity on behalf of its user and investor clients (with no ownership), in partnership with its clients (through co-investment—either on an individual project basis or through a fund or program) or for its own account (100% Company ownership). Development activity in which the Company has an ownership interest is conducted through Company subsidiaries which are consolidated or unconsolidated for financial reporting purposes depending primarily on the extent and nature of the Company’s ownership interest.

Development and investment revenues include fees primarily from development and construction services (including incentive fees) and gains on disposition of real estate. Development and Investment segment income is also generated from operation and/or disposition of projects held in unconsolidated subsidiaries and from the operation and/or disposition of real estate classified as “discontinued operations” (in general, where the Company will not have significant continuing involvement with the project after sale). The impact of project sales accounted for as income from unconsolidated subsidiaries or as income from discontinued operations is a regular part of, and contributes significantly to, Development and Investment segment results.

Fees for development services are typically based on a negotiated percentage of a project’s budgeted development and construction cost. Incentive bonuses may be received for completing a project under budget and within certain critical time deadlines. The Company also seeks to leverage the value creation (deal sourcing and execution) capabilities of its national network of development talent to negotiate other compensation arrangements—incentive fees and promote structures—that allow the Company to participate in the investment returns on projects it develops for its investor clients.

Through approximately 1990, the Company focused its commercial real estate development business on office, industrial and retail projects primarily for investor clients. Since that time, the Company has expanded its focus to include other types of commercial development and development for user clients. National initiative teams source opportunities with both user and investor clients in healthcare, higher education, on-airport distribution and residential/mixed-use development, and initiative personnel support local development teams in their development of the resulting projects. By expanding its focus to include development for user clients and in these initiatives, particularly those in the healthcare sector, the Company seeks to mitigate the cyclicality traditionally inherent in the commercial development business.

The Development and Investment group also maintains an initiative team focused on acquisitions of existing properties, primarily those with opportunities to add value through re-development or re-leasing. To facilitate the Company’s pursuit of opportunistic development and investment, including acquisitions, the Company has established a series of discretionary development and investment funds (Trammell Crow Investment Funds I through V). Through December 31, 2005, aggregate capital contributions and remaining unfunded commitments to the funds totaled $138.6 million, sourced $90.9 million from unrelated parties, $8.1 million from current or former employees of the Company and $39.6 million from the Company. Of the total funding contributions and commitments, $115.3 million had been invested through December 31, 2005, in projects with an aggregate project or acquisition cost of approximately $996.8 million. Of those projects, projects with total costs of $501.0 million had been sold through December 31, 2005. The Company intends to establish a sixth discretionary development and investment fund in 2006, targeting funding commitments greater than any of the previous five funds.

In order to increase the focus and efficiency of its development teams and in an effort to build and ultimately realize portfolio value for developed and acquired projects (to the extent of its participation), the Company seeks to channel a large part of its development and investment activity into programs with capital partners, including those described below:

•       ING Clarion Industrial Program. During 2004, the Company established an industrial development program with ING Clarion. The Company co-invests in the program, which is initially targeting up to $500 million of product with a focus on the development, aggregation and sale of new bulk warehouse distribution centers in major markets throughout the United States. The program is structured as a joint venture with the Company sourcing projects and providing development services for projects initiated by the program and ING Clarion providing the advisory, asset management and credit support to the underlying projects. None of the debt related to the projects is recourse to the Company. Since its inception, the program has acquired or contracted to acquire land to develop projects with aggregate budgeted project costs of approximately $473.3 million.

•       Partners Health Trust.   Partners Health Trust is the brand used by the Company to establish funds to carry out programmatic development and investment activity related to the Company’s healthcare initiatives. Under this brand, the Company has established a fund with a prominent state retirement system. The fund’s purpose is to acquire primarily on-campus medical office buildings from leading not-for-profit healthcare systems around the country or from the Company’s subsidiaries that have developed medical office buildings for these systems. In 2005, the fund acquired eight medical office buildings and purchased partnership interests in two other buildings for an aggregate cost of approximately $112.0 million.

•       Other Funds and Programs.   The Company is actively pursuing the establishment of funds and programs for other product types.

Segment Financial Information

Financial information about the Global Services and Development and Investment segments is contained in “Item 8.  Financial Statements and Supplementary Data, Note 21.”

Competitive Advantages

The Company believes that it possesses numerous competitive advantages, including:

•       Comprehensive Service Offerings.   The Company provides a comprehensive set of commercial real estate services and is a leading provider in each of its four core services: brokerage, project management, building management and development and investment. This enables the Company to provide single source solutions for clients with multi-service requirements and enables the Company to grow its business with clients who may begin their relationship with the Company with a single service requirement.

•       Scale and Geographic Reach.   The Company’s scale and geographic reach—and the infrastructure in place to support them—position it well to handle existing and potential clients’ multi-service, multi-location, geographically dispersed requirements. At December 31, 2005:

•        The Company managed and/or leased approximately 548 million square feet of space for its user and investor customers, including over 210 million square feet of user customer facilities at over 29,000 locations;

•        The Company’s approximately 6,700 employees included 670 brokers and 800 project managers;

•        Supplementing the Company’s network of full service offices throughout the United States, were (i) Company employees resident in 20 countries around the globe focused on serving the brokerage, project management and building management needs of its user clients in over 60 countries and (ii) alliance partners with operations throughout Europe, Asia-Pacific and Canada with over 15,000 employees, including approximately 1,000 brokers; and

•        The Company had nearly $3.6 billion in development in process.

•       Client Base.   The Company’s existing clients include some of the world’s largest corporations and leading investors with sizeable portfolios of commercial real estate and complex requirements, providing the Company with strong organic growth potential.

•       Development Capability.   The Company’s development capability is a product of its heritage and is unrivaled among its commercial real estate services competitors. The Development and Investment segment is a significant contributor to Company profits with an attractive risk/reward profile. Investor clients value highly the access to product and value added returns created by the Company.

•       Brand.   The Trammell Crow Company brand dates to 1948, and the Company believes that it is highly regarded and a significant asset in winning new business.

•       Management/Personnel.   The Company’s 10-member Executive Committee has an average Company tenure of more than 18 years, providing experienced leadership with perspective across changing operating environments.

Long-Term Growth Strategy

The Company’s long-term growth strategy is to build upon its competitive advantages and demonstrable industry trends to:

•       Capitalize on Outsourcing Opportunity.   The commercial real estate-related outsourcing business remains a significant growth opportunity well suited to the Company’s full service capabilities. As an outsourcing industry leader, the Company will continue to focus its resources on adding new clients and expanding its substantial relationships with existing outsourcing clients on both a domestic and global basis. The Company’s focus on integrated delivery, its status as a leading provider in each of its service lines and its growing international capability position the Company well to meet user clients’ complex requirements.

•       Enhance Brokerage Capability.   The Company has committed significant resources to enhance its brokerage capability and continues to develop a highly competitive brokerage business. The Company is focused on growing its brokerage headcount, expanding all lines of brokerage geographically and broadening the expertise within each line. The Company’s significant portfolio of user and investor client relationships is an asset that serves it well in its efforts in this regard.

•       Leverage Development Network with Funds, Programs and Initiatives.   In order to bring further focus and efficiencies to its development business (and thereby facilitate increased levels of activity), the Company seeks to establish funds and programs with capital partners and to channel increasing amounts of development and investment activity into those funds and programs. In addition, the Company seeks to leverage its development field network with national initiative teams focused on particular product types.

•       Expand Business with Healthcare Customers.   The Company is focused on delivering customized real estate solutions to leading hospitals, HMOs and healthcare organizations across the country through a dedicated national team of healthcare industry specialists who work with local teams to secure and deliver these services. The Company believes that the healthcare industry is less cyclical than the overall economy and thus believes it can partially mitigate the cyclicality traditionally inherent in the commercial real estate development business by focusing on healthcare-related development.

•       Expand Geographically.   The Company is committed to further expanding its geographic reach both domestically and internationally by continuing to add resources outside the United States and to expand the depth and breadth of its service offerings, both organically and through investments in and relationships with strategic alliance partners. The combination of new investments, business expansion, and focus on global customer solutions will drive the Company’s international business expansion.

•       Provide Consistent Quality Service.   Overlaying the five preceding growth strategies is the Company’s focus on providing uniform product quality and service delivery across all its markets. The Company also seeks continuous improvement in its back office infrastructure capabilities, including information technology, accounting and human resources in support of both internal and client activity. The Company has aimed substantial resources at these areas in recent years and has reorganized each to make it more effective. The Company believes that continued progress in this regard will create further growth opportunities.

Competition

The Company competes in several market segments within the commercial real estate industry, each of which is highly competitive on a national and a local level. The Company faces competition from other real estate services providers, consulting firms, in-house corporate real estate departments and developers. Some of the Company’s principal competitors in certain of these segments have capabilities and financial resources equal to or greater than those of the Company and a more substantial global presence. Many of the Company’s competitors are local or regional firms, which are smaller than the Company on an overall basis, but may be substantially larger than the Company in a particular local or regional market. While the Company does not believe that any of its competitors are dominant in the business lines in which the Company operates, the providers of real estate services that compete with the Company on a national level include Jones Lang LaSalle Incorporated, CB Richard Ellis, Cushman & Wakefield, Inc., Grubb & Ellis and national, regional and local developers. The Company has faced increased competition in recent years, which has, in some cases, resulted in lower service fees, or compensation arrangements more closely aligned with the Company’s performance in rendering services to its clients. In recent years, there has been a significant increase in real estate ownership by REITs, many of which self-manage most of their real estate assets. Continuation of this trend could shrink the asset base available to be managed by third-party service providers, decrease the demand for the Company’s services and thereby significantly increase its competition. In general, the Company expects the industry to remain competitive in the future. There can be no assurance that such competition will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Employees

Management believes its relations with employees are good. Employees of the Company at certain properties are currently represented by labor unions.

Geographic Areas

The Company participates in the commercial real estate business outside the United States both directly through wholly-owned subsidiaries and indirectly through its equity ownership in certain of its alliance partners. The Company’s revenues generated from domestic operations represent approximately 97%, 96% and 96% of its total revenues in each of 2003, 2004 and 2005, respectively. Revenues derived from various foreign operations comprised approximately 3%, 4% and 4% of the Company’s total revenues in each of 2003, 2004 and 2005, respectively. The Company’s share of the profits of Savills and Trammell Crow Meghraj flows through the Company’s income statement as income from unconsolidated subsidiaries, not as revenues. The Company’s Global Services segment generated income before income taxes outside of the United States of approximately 16%, 13% and 14% of total Global Services income before income taxes in each of 2003, 2004 and 2005, respectively. Approximately 91%, 91% and 79% of the Company’s long-lived assets at December 31, 2003, 2004 and 2005, respectively, relate to the Company’s domestic operations, with the remaining portion of its long-lived assets relating to various foreign operations.

Insurance

The Company has the types of insurance coverage, including comprehensive general liability and excess umbrella liability insurance, that it believes are appropriate for a company in the lines of business in which it operates. The Company’s management uses its discretion in determining the amounts, coverage limits and deductibility provisions of appropriate insurance coverage on the Company’s properties and operations. In the event of a substantial loss, the Company’s insurance might not be sufficient to pay the full value of the damages suffered by the Company. The Company’s management evaluates insurance coverage on an ongoing basis.

Trademarks

The trade name “Trammell Crow” is material to the Company’s business. The Company is party to a license agreement with respect to such trade name (the “License Agreement”) with CF98, L.P. (“CF98”), an affiliate of Crow Realty Investors, L.P. d/b/a Crow Holdings (“Crow Holdings”), which is wholly-owned by certain descendants and affiliates of Mr. Trammell Crow. See “Risk Factors—Trade Name License” for additional information.

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

Government Regulation

The Company and its brokers, salespersons and, in some instances, property managers are regulated by the states in which they do business. These regulations may include licensing procedures, prescribed professional responsibilities and anti-fraud provisions. The Company’s activities are also subject to various local, state, national and international jurisdictions’ fair advertising, trade, housing and real estate settlement laws and regulations and are affected by laws and regulations relating to real estate and real estate finance and development. In particular, a number of jurisdictions have imposed environmental controls, permitting requirements and zoning restrictions on the development of real estate. The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The Company believes that it has the necessary permits and approvals to operate each of its properties and their respective businesses.

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

ITEM 1A.        RISK FACTORS

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

Economic Cyclicality.   The Company is impacted by cycles in the general economy and the commercial real estate industry and, as a result, its growth strategy is directly impacted by those economic cycles. The commercial real estate market is cyclical and depends on the perceptions of real estate users and investors as to general economic conditions. Transaction volumes, rental rates, occupancy levels and sales prices are influenced by economic conditions and changes in such conditions could have a negative impact on the Company’s revenues.

Because the Company’s investment strategy typically entails making relatively modest investments alongside its investor clients, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets. Changes in market perceptions or other economic factors may lead to decreased availability of such capital, which could adversely impact the Company’s development and investment strategy. Furthermore, in real estate down-cycles, economic conditions may make certain development project pursuits less viable, and the Company may decide not to continue pursuing such projects. Consequently, the Company’s financial results in down cycles may be (and have been) adversely impacted by increased write-offs of pursuit costs that have been capitalized in connection with potential development projects that the Company has determined not to pursue or by impairment charges or reduced profitability related to declines in real estate values.

Building occupancies and rental rates typically decline in an economic downturn. Therefore, it may take longer for the Company to dispose of real estate investments or the selling prices may be lower than originally anticipated. As a result, the carrying value of the Company’s real estate investments may become impaired and the Company could record losses as a result of such impairment or the Company could experience reduced profitability related to declines in real estate values.

Real Estate Investment and Co-investment Activities.   Selective investment in real estate projects is an important part of the Company’s strategy and there is an inherent risk of loss of the Company’s investment. As of December 31, 2005, the Company had 41 consolidated real estate projects with invested equity of $72.3 million and $18.6 million of notes payable on real estate that are recourse to the Company (beyond being recourse to the single-purpose entity that holds the real estate asset and is the primary obligor on the note payable). The estimated aggregate project cost of these consolidated real estate projects is $680.1 million. In addition, at December 31, 2005, the Company was involved as a principal (in most cases, co-investing with one of its clients) in 43 unconsolidated real estate subsidiaries in which the Company had invested $44.5 million and had committed additional capital to these unconsolidated subsidiaries of $14.5 million. The Company also guaranteed notes payable of these unconsolidated subsidiaries of $7.1 million.

Because the disposition of a single significant investment can impact the Company’s financial performance in any period, its real estate investment activities could increase (and have historically increased) fluctuations in the Company’s net earnings and cash flow. In many cases, the Company has limited control over the timing of the disposition of these investments and the recognition of any related gain or loss.

Recruiting and Retention of Qualified Personnel.   The Company’s continued success is highly dependent on the efforts of its executive officers and key employees. If any of the Company’s key employees leave, its business may suffer. The growth of the Company’s business is also largely dependent upon its ability to attract and retain qualified personnel in all areas of its business, including management. If the Company is unable to attract and retain such qualified personnel, it may be forced to limit its growth, and its business and operating results could suffer. Organizational changes within the Company could also impact its ability to retain personnel.

Reliance on Major Clients and Contract Retention.   A relatively small number of the Company’s clients generate a significant portion of its revenues. The Company’s ten largest clients accounted for approximately 30% of its total revenues in 2005, including one client (Bank of America Technology and Operations, Inc., which primarily receives services from the Company’s Global Services segment) that accounted for 13% of the Company’s total revenues. The loss of one or more of its major clients could have a material adverse effect on the Company’s business.

In 2005, revenue from property management and from user clients with whom the Company has outsourcing contracts constituted approximately 15% and 47%, respectively, of the Company’s total revenues. The Company’s property management contracts can generally be cancelled upon 30 to 60 days notice by the client. Its outsourcing services contracts are typically for multi-year terms with options to renew and may include provisions giving the customer certain early termination rights. Accordingly, contracts representing a significant percentage of the Company’s revenues may be terminated or may expire in any given year. The Company has been successful in retaining and renewing a significant portion of its contracts but may not be able to do so in the future. Moreover, increased competition may force the Company to renew such contracts on less favorable terms.

Long-Term Growth.   The Company will continue to focus on additions to its base business that should be less impacted by economic down cycles over time and are expected to create long-term growth. The Company’s historical growth and any significant future growth will continue to place demands on the Company’s resources. The Company’s future success and profitability will depend, in part, on its ability to enhance its management and operating systems, manage and adapt to rapid changes in technology, obtain financing for capital expenditures or strategic acquisitions and retain employees and clients. The Company may not be able to successfully manage any significant expansion or obtain adequate financing for such expansion on favorable terms, if at all.

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

International Operations.   The Company operates in several markets outside the United States and is subject to the risks common for international operations and investments in foreign countries. These risks include:

•       difficulties in staffing and managing geographically and culturally diverse, multi-national operations;

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

Competition.   The Company competes in several market segments within the commercial real estate industry, each of which is highly competitive on an international, national and local level. The Company faces competition from other real estate services providers, consulting firms, in-house corporate real estate departments and developers. The adverse consequences of intense competition may include loss of clients and downward pressure on pricing. In recent years, there has been a significant increase in real estate ownership by REITs, many of which self-manage most of their real estate assets. If this trend continues, it could shrink the asset base available to be managed by third party service providers and decrease the demand for the Company’s services, thereby significantly increasing its competition.

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

Anti-takeover Considerations.   Certain provisions of the Company’s certificate of incorporation, bylaws and certain provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for its common stock. These provisions include:

•       Staggered Board of Directors.   The Company’s Board of Directors is divided into three classes serving terms currently expiring in 2006, 2007 and 2008. Because the Company’s Board of Directors is divided into classes, members of its Board of Directors may only be removed from office prior to the expiration of their terms if such removal is for “cause.” Therefore, the staggered terms of directors may limit the ability of holders of common stock to complete a change of control.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The Company’s executive offices are located at 2001 Ross Avenue, 3400 Trammell Crow Center, Dallas, Texas 75201 and consist of approximately 46,898 square feet of leased office space. The Company’s telephone number at such address is (214) 863-3000. The Company’s lease at its executive offices expires on December 31, 2009.

ITEM 3.                LEGAL PROCEEDINGS

The Company and one of its subsidiaries were named defendants in a lawsuit styled Bank One Oklahoma, N.A., et al. (the “Bank”) v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, filed in the U.S. District Court for the Northern District of Illinois on April 2, 2003. On January 25, 2006, the Company and the Bank resolved the lawsuit between them. The claims filed by each party have been dismissed.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “TCC.” At March 1, 2006, 36,286,893 shares were held by approximately 2,349 stockholders of record. The following table sets forth the high and low sales prices per share of Common Stock as reported on the NYSE Composite Transaction Tape on a quarterly basis for the last two fiscal years.

	High	Low
2004
First Quarter	$14.52	$13.25
Second Quarter	$14.30	$12.25
Third Quarter	$16.20	$12.51
Fourth Quarter	$18.51	$14.86
2005
First Quarter	$21.19	$15.83
Second Quarter	$26.91	$20.32
Third Quarter	$27.88	$23.32
Fourth Quarter	$27.16	$23.05

The Company has not paid dividends in the last two fiscal years and does not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of the Company’s indebtedness. Provisions in agreements governing the Company’s long-term indebtedness limit the amount of dividends that the Company may pay to its stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Company did not repurchase any shares in the fourth quarter of 2005.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is set forth under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto contained elsewhere in this report.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the three quarterly periods ended March 31, June 30 and September 30, 2005, and the years ended December 31, 2004, 2003 and 2002, have been reclassified to conform to the presentation for the quarter ended December 31, 2005. As a result, certain balances differ from the amounts reported in previously filed documents. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income from Discontinued Operations, Net of Income Taxes,” for additional information.

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Statement of Operations Data:
REVENUES
User Services:
Facilities management	$201,573	$233,756	$208,936	$211,062	$237,659
Corporate advisory services	115,599	108,414	123,335	143,266	186,847
Project management services	52,973	58,134	65,500	91,599	118,678
	370,145	400,304	397,771	445,927	543,184
Investor Services:
Property management	174,279	147,613	143,727	137,193	136,665
Brokerage	115,463	95,657	95,593	114,478	138,416
Construction management	13,082	10,006	10,736	11,187	11,973
	302,824	253,276	250,056	262,858	287,054
Development and construction	76,630	55,112	43,203	38,346	47,159
	749,599	708,692	691,030	747,131	877,397
Gain on disposition of real estate	28,456	23,129	13,199	26,742	18,553
TOTAL REVENUES	778,055	731,821	704,229	773,873	895,950
COSTS AND EXPENSES
Salaries, wages and benefits	477,628	472,810	452,195	493,404	553,552
Commissions	94,655	87,396	98,957	120,345	151,721
General and administrative	138,308	133,741	116,434	127,758	140,618
Depreciation	15,811	15,236	14,704	9,985	9,257
Amortization	8,164	2,579	1,856	1,359	738
Interest	15,057	10,219	5,953	4,195	5,441
Writedowns due to impairment of goodwill, intangibles and investments	31,968	—	—	—	—
Change in fair value of interest rate swap agreement	4,809	—	—	—	—
Restructuring charges	10,952	—	—	—	—
TOTAL EXPENSES	797,352	721,981	690,099	757,046	861,327
Operating income (loss)	(19,297)	9,840	14,130	16,827	34,623
Interest and other income	1,596	1,186	2,236	2,797	2,835
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(17,701)	11,026	16,366	19,624	37,458
Income tax (expense) benefit	5,893	(4,915)	(6,636)	(7,452)	(13,856)
Minority interest, net of income tax	880	1,619	1,231	(3,006)	2,528
Income from investments in unconsolidated subsidiaries, net of income tax expense	5,717	4,961	9,839	10,971	15,154
Income (loss) from continuing operations	(5,211)	12,691	20,800	20,137	41,284
Income from discontinued operations, net of income tax (1)	—	3,962	240	18,982	18,123
Net income (loss)	$(5,211)	$16,653	$21,040	$39,119	$59,407
Income (loss) per share from continuing operations:
Basic	$(0.15)	$0.36	$0.58	$0.58	$1.22
Diluted (2)	$(0.15)	$0.34	$0.56	$0.54	$1.13
Income per share from discontinued operations, net of income taxes:
Basic	$—	$0.11	$0.01	$0.54	$0.54
Diluted	$—	$0.11	$0.01	$0.51	$0.50
Net income (loss) per share:
Basic	$(0.15)	$0.47	$0.59	$1.12	$1.76

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Statement of Operations Data (Continued):
Diluted (2)	$(0.15)	$0.45	$0.57	$1.05	$1.63
Weighted-average common shares outstanding:
Basic	35,356,710	35,741,754	35,572,493	35,064,453	33,786,147
Diluted (2)	35,356,710	36,797,012	36,780,515	37,239,801	36,440,940
Other Data:
Calculation of EBITDA(3) and EBITDA, as adjusted(4) (unaudited):
Net income (loss)	$(5,211)	$16,653	$21,040	$39,119	$59,407
Income tax expense (benefit)(5)	(926)	13,391	14,350	23,954	34,880
Depreciation(6)	15,811	15,236	15,001	10,210	9,574
Amortization(7)	8,164	2,593	1,995	1,394	1,053
Interest expense(8)	15,057	10,346	7,369	4,830	7,344
EBITDA(3) (unaudited)	32,895	58,219	59,755	79,507	112,258
Writedowns due to impairment of goodwill, intangibles, and investments	31,968	—	—	—	—
Minority interest related to goodwill writedown, before income taxes	(2,346)	—	—	—	—
Change in fair value of interest rate swap agreement	4,809	—	—	—	—
Restructuring charges	10,952	—	—	—	—
EBITDA, as adjusted(4) (unaudited)	$78,278	$58,219	$59,755	$79,507	$112,258
Net cash provided by (used in) operating activities	29,626	72,798	50,709	94,448	(3,010)
Net cash provided by (used in) investing activities	(8,662)	3,762	1,962	(37,112)	(114,805)
Net cash provided by (used in) financing activities	(38,542)	(36,614)	(25,060)	685	31,097
Balance Sheet Data:
Cash and cash equivalents	$38,059	$78,005	$105,616	$163,637	$76,919
Total assets	692,262	622,066	630,126	748,950	948,167
Long-term debt (excluding notes payable on real estate) and capital lease obligations	62,013	22,717	13,106	377	36,336
Notes payable on real estate(9)	158,226	113,807	103,266	149,704	256,158
Total liabilities	377,565	273,841	273,601	363,244	517,168
Minority interest	28,574	39,871	28,896	44,756	29,528
Stockholders’ equity	286,123	308,354	327,629	340,950	401,471

(1)                Income from discontinued operations includes the operations of real estate properties and gain on disposition of real estate properties held for sale or sold, in which the Company retained or expects to retain no continuing involvement, determined in accordance with FAS 144. Dispositions of real estate assets have been and will continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a significant amount of these activities to continue to be classified as discontinued operations.

(2)                The weighted-average shares outstanding used to calculate diluted earnings per share for 2001 excludes the dilutive effect of options, as their inclusion would have been anti-dilutive.

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

(4)                EBITDA, as adjusted, represents EBITDA (as described in note (3) above) before the 2001 write down due to impairment of goodwill, intangibles and investments, net of related minority interest, the 2001 restructuring charges and the 2001 change in fair value of the Company’s interest rate swap agreement. No similar items have occurred since 2001, and Management believes that excluding these items provides a more comparable measure of the Company’s results over the five-year period.

(5)                Income tax expense (benefit) includes income taxes applicable to minority interest; income from investments in unconsolidated subsidiaries and discontinued operations, each of which is presented net of income taxes in the Company’s consolidated statements of operations.

(6)                Depreciation includes $297, $225 and $317 related to discontinued operations for the years ended December 31, 2003, 2004 and 2005, respectively.

(7)                Amortization includes $14, $139, $35 and $315 related to discontinued operations for the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

(8)                Interest expense includes $127, $1,416, $635 and $1,903 related to discontinued operations for the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

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

Overview

The Company’s Global Services revenue streams consist primarily of payments pursuant to service contracts and variable transaction-oriented payments for services provided to both user and investor clients. Revenues for corporate advisory services provided to user clients are derived primarily from commissions based on the value of the underlying real estate transaction (i.e., rental revenues or sales price). Project management revenues from user clients include fixed management fees, variable fees (based on an hourly rate, a percentage of project costs, square footage, etc.) and incentive fees if certain agreed-upon performance targets are met. Revenues may also include reimbursement of payroll and related costs for personnel providing the services. Contracts for facilities management services are typically structured so the Company receives reimbursement of client-dedicated personnel costs and associated overhead expenses plus a monthly base fee and, in some cases, annual incentives if certain agreed upon performance targets are satisfied. Brokerage revenues generated from investor clients include commissions based on a percentage of the value of the lease for project leasing services and the value of the sale transaction for capital markets services. Fees for construction management services provided to investor clients are generally calculated as a percentage of project cost. Property management revenues are derived from monthly management fees, generally based upon a specified percentage of the monthly rental income or rental receipts generated from the property under management, or in certain cases, the greater of such percentage fee or a minimum agreed-upon fee. The Company may also be reimbursed for a portion of its administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to the properties under management.

The Company’s Development and Investment revenue streams consist primarily of payments related to real estate development projects. Revenues from the Company’s development activities consist of development and construction fees, which are typically based upon a negotiated percentage of a project’s budgeted development and investment cost, and incentive development fees for completing a development project under budget, within certain critical time deadlines and/or for achieving specified leasing targets and value creation. Income from the Company’s investment activities primarily consists of gains on disposition of real estate and income from unconsolidated subsidiaries that hold real estate assets. Compensation arrangements, including incentives fees and promote structures, allow the Company to participate in the investment returns on projects it develops for its investor clients. Dispositions of real estate in which the Company has no significant continuing involvement in the operations of the asset after its disposition are reported as discontinued operations in accordance with FAS 144. The Company’s Development and Investment revenue streams also include rental revenue earned by the Company’s consolidated operating real estate properties. The Company has limited control over the timing of the disposition of certain of these investments and the recognition of any related gain or loss. Because the disposition or impairment of a single significant investment can impact the Company’s financial performance in any period, these investment activities create fluctuations in the Company’s revenues. Because the Company’s investment strategy often entails making relatively modest investments alongside its investor clients, its ability to conduct these activities depends in part on the supply of investment capital for commercial real estate and related assets.

The Company’s expenses typically consist of salaries, wages and benefits, commissions, general and administrative expenses, depreciation and amortization expense and interest. Salaries, wages and benefits and commissions constitute a majority of the Company’s total costs and expenses.

Over the last three years, an average of 67% of the Company’s net income was generated in the fourth quarter, due primarily to a demonstrated tendency of participants in the commercial real estate industry to complete transactions toward year-end. In addition, certain of the Company’s outsourcing contracts provide for incentive payments if the Company achieves certain performance targets, which are generally recognized in the fourth quarter. In contrast, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant on a quarterly basis. See
“—Quarterly Results of Operations and Seasonality.”

Critical Accounting Policies

Management of the Company is required to make certain estimates and assumptions in connection with the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net income during any period. Actual results could differ from those estimates. Certain of the Company’s accounting policies and estimates have a more significant impact on its financial statements than others, due to the magnitude of the underlying financial statement elements.

Consolidation

The Company’s consolidated financial statements include the accounts of the Company, variable interest entities (“VIEs”) in which the Company is the primary beneficiary and other subsidiaries over which the Company has control.

Variable Interest Entities

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

The Company determines if an entity is a VIE under FIN 46R based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis if necessary. In a quantitative analysis, the Company incorporates various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, the Company then determines whether it consolidates the entity as the primary beneficiary. This determination of whether the Company is the primary beneficiary includes any impact of an “upside economic interest” in the form of a “promote” that the Company may have. A promote is an interest built into the distribution structure of the entity based on the entity’s achievement of certain return hurdles.

The Company determines whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If the Company made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

Limited Partnerships, Limited Liability Companies and Other Subsidiaries

The Company’s determination of the appropriate accounting method with respect to its investments in limited partnerships, limited liability companies and other subsidiaries is based on control. For the Company’s general partner interests, the Company is presumed to control (and therefore consolidates) the entity, unless the other limited partners have substantive rights that overcome this presumption of control.

These substantive rights allow the limited partners to participate in significant decisions made in the ordinary course of the entity’s business. The Company accounts for its non-controlling general partner investments in these entities under the equity method. This treatment also applies to the Company’s managing member interests in limited liability companies.  See New Accounting Pronouncements below for additional discussion of EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”) regarding the Company’s general partner interests.

The Company’s determination of the appropriate accounting method for all other investments in subsidiaries is based on the amount of influence the Company has (including its ownership interest) in the underlying entity. Those other investments where the Company has the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiaries (including certain subsidiaries where the Company has less than 20% ownership) are accounted for using the equity method. All remaining investments of the Company are accounted for using the cost method.

The Company’s determination of the appropriate accounting treatment for an investment in a subsidiary requires judgment of several factors, including the size and nature of the Company’s ownership interest and the other owners’ substantive rights to make decisions for the entity. If the Company were to make different judgments or conclusions as to the level of its control or influence, it could result in a different accounting treatment. Accounting for an investment as either consolidated or using the equity method generally would have no impact on the Company’s net income or stockholders’ equity in any accounting period, but a different treatment would impact individual income statement and balance sheet items, as consolidation would effectively “gross up” the Company’s income statement and balance sheet. If the Company’s evaluation of an investment accounted for using the cost method was different, it could result in the Company being required to account for an investment by consolidation or by the equity method. Under the cost method, the investor only records its share of the underlying entity’s earnings to the extent that it receives dividends from the investee; when the dividends received by the investor exceed the investor’s share of the investee’s earnings subsequent to the date of the investor’s investment, the investor records a reduction in the basis of its investment. Under the cost method, the investor does not record its share of losses of the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss, to the extent of its investment or its guarantees of the underlying entity’s debt. At December 31, 2005, $2.2 million of the Company’s $175.4 million total investment in unconsolidated subsidiaries related to investments that are accounted for using the cost method. Accounting for an investment using either the equity or cost method has no impact on the evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

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

•       the seller’s price to the buyer is fixed and determinable; and

•       collectibility is reasonably assured.

The Company’s various revenue recognition policies are consistent with these criteria. The judgments involved in revenue recognition are understanding the complex terms of the agreements and determining the appropriate time to recognize revenue for each transaction based on such terms. Each transaction is evaluated to determine: (1) at what point in time revenues are earned, (2) whether there are contingencies involved that would impact the timing of recognition of revenue, and (3) how and when such contingencies will be resolved. The actual timing of revenue recognition could vary if different judgments were made. The revenues of the Company’s business that are subject to the most judgment are its brokerage commission revenues, incentive-based management and development fees and gains on disposition of real estate (see Real Estate, below for additional discussion).

The Company’s brokerage commission revenues are comprised of commissions earned for investment sales, project leasing and tenant representation transactions. Revenues from investment sales transactions are recognized upon the closing of a sale and are generally paid to the Company by the seller out of the sale proceeds; therefore, there is generally no estimation or judgment involved in the recognition of these revenues. Project leasing and tenant representation commissions are generally recorded half upon execution of a lease contract, and the remainder upon tenant occupancy. The Company performs thousands of project leasing and tenant representation transactions annually, each of which is typically governed by a separate commission agreement. While the majority of these agreements generally provide that half of the commission is earned upon execution of a lease contract and half upon tenant occupancy, agreements do vary as to their terms and complexity, usually due to negotiation of the commission agreement language with the client. The portion of commissions that is subject to contingencies is recognized as revenue when such contingencies are resolved. The unique nature and complexity of each brokerage transaction require the Company to use varying levels of judgment in determining timing of revenue recognition.

The Company earns incentive development and management fees from its development services and certain services provided to user clients in the Company’s Global Services segment, including facilities management services, project management services and corporate advisory services. These fees are recognized when quantitative criteria have been met (such as specified leasing or budget targets, client service levels, or achieved levels of operating expense savings) or, for those incentive fees based on qualitative criteria, upon approval of the fee by the clients. Certain incentive development fees allow the Company to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to the Company with no exposure to loss other than opportunity cost. The Company’s incentive development and management fee revenues are not recognized to the extent that such revenues are subject to future performance contingencies, but rather once the contingency has been resolved. The unique nature and complexity of each incentive fee require the Company to use varying levels of judgment in determining timing of revenue recognition.

Real Estate

As of December 31, 2005, the value of the Company’s total real estate assets was $357.6 million (37.7% of total assets). The significant accounting policies and estimates with regard to the Company’s real estate assets relate to classification and impairment evaluation, cost capitalization and allocation, dispositions of real estate and discontinued operations.

Classification and Impairment Evaluation

With respect to the Company’s real estate assets, FAS 144 establishes criteria to classify an asset as “held for sale.”  Assets included in real estate held for sale include only completed assets or land for sale in its present condition that meet all of the FAS 144 “held for sale” criteria. All other real estate assets are classified in one of the following line items in the Company’s balance sheet: (i) real estate under development (current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate under development (non-current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iii) real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced. Any asset reclassified from real estate held for sale to real estate under development (current or non-current) or real estate held for investment is recorded individually at the lower of its fair value at the date of the reclassification or its carrying amount before it was classified as “held for sale,” adjusted (in the case of real estate held for investment) for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment.

Real estate held for sale is recorded at the lower of cost or estimated fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows or market comparisons, is less than its carrying amount, an allowance is recorded against the asset. Determining an asset’s fair value and the related allowance to record requires the Company to utilize judgment and estimates.

Real estate under development and real estate held for investment are carried at cost less depreciation, as applicable. When indicators of impairment are present, real estate under development and real estate held for investment are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis or market comparisons. This determination of fair value and the amount, if any, of the impairment loss, requires the Company to utilize judgments and estimates. Buildings and improvements included in real estate held for investment are depreciated using the straight-line method over estimated useful lives, generally 39 years. Tenant improvements included in real estate held for investment are amortized using the straight-line method over the shorter of their estimated useful life or the terms of the respective leases.

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

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, the Company capitalizes costs in accordance with Statement of Financial Accounting Standards No. 67, Accounting for Costs and the Initial Rental Operations of Real Estate Properties (“FAS 67”). Capitalization begins when the Company has determined that activities related to development have begun and ceases when activities are complete, which are timing decisions that require judgment. Costs capitalized under FAS 67 include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, development and construction costs and costs of incidental operations. Pursuit costs capitalized in connection with a potential development project that the Company has determined based on its judgment not to pursue are written off in the period that such determination is made. A difference in the timing of when this determination is made could cause the pursuit costs to be expensed in a different period.

The Company often purchases bulk land that it intends to sell or develop in phases. The land basis allocated to each phase is based on the relative estimated fair value of the phases before construction. The Company allocates construction costs incurred relating to more than one phase between the various phases; if the costs cannot be specifically identified to a certain phase or the improvements benefit more than one phase, the Company allocates the costs between the phases based on their relative estimated sales values. Relative allocations of the costs are changed as the estimates are revised. If the Company used different estimates in these cost allocations, the amount and timing of the related gain on disposition of real estate for the individual parcels would differ.

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

Dispositions of Real Estate

Gains on disposition of real estate are recognized upon sale of the underlying project in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. The Company evaluates each real estate sale transaction to determine if it qualifies for gain recognition under the full accrual method. This evaluation requires the Company to make judgments and estimates in assessing whether a sale has been consummated, the adequacy of the buyer’s investment, the subordination or collectibility of any receivable related to the purchase, and whether the Company has transferred the usual risks and rewards of ownership to the buyer, with no substantial continuing involvement by the Company. If the transaction does not meet the criteria for the full accrual method of profit recognition based on the Company’s assessment, the Company accounts for a sale based on an appropriate deferral method determined by the nature and extent of the buyer’s investment and the Company’s continuing involvement. In some cases, a deferral method could require the real estate asset and its related liabilities to remain on the Company’s balance sheet until the sale qualifies for a different deferral method or full accrual profit recognition.

Discontinued Operations

FAS 144 extends the reporting of a discontinued operation to a “component of an entity,” and further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in FAS 144, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of the Company’s real estate assets is generally accounted for in a discrete subsidiary, almost every real estate asset constitutes a component of an entity under FAS 144, increasing the likelihood that the disposition of assets the Company holds for sale in the ordinary course of business must be reported as a discontinued operation unless the Company has significant continuing involvement in the operations of the asset after its disposition. Furthermore, operating profits and losses on such assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur. The evaluation of whether the component’s cash flows have been eliminated and the level of the Company’s continuing involvement requires judgment by the Company and a different assessment could result in items not being reported as discontinued operations. The Company has certain real estate assets that are land parcels and may constitute a component of an entity. From time to time, the Company disposes of these land parcels in smaller lots. An individual lot that is part of a larger land parcel may constitute a component of an entity within the meaning of paragraph 41 of FAS 144 when it is either classified as held for sale in accordance with FAS 144 or sold.

Carrying Value of Goodwill

As of December 31, 2005, the Company’s total goodwill was $75.2 million (7.9% of total assets). Goodwill reflects the excess of the purchase price over the fair value of the net assets of real estate service companies acquired by the Company primarily in 1998 and 1999. The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). This statement requires the Company to evaluate the carrying value of goodwill based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates developed by the Company may differ from actual results. If different assumptions and estimates were used, carrying values could be adversely impacted, resulting in writedowns that would adversely affect the Company’s earnings.

Under FAS 142, the Company’s reporting units are the basis of its annual goodwill impairment tests. The required impairment tests are based on a comparison of the fair value of each of the Company’s reporting units to the carrying value of such unit. A writedown of goodwill must be recorded if the fair value of a reporting unit falls below its carrying value. The Company has identified its reporting units to mirror its two segments, Global Services and Development and Investment, as each segment’s underlying business units have similar long-term economic characteristics and service deliveries. If the Company defined its reporting units differently, the results of its annual impairment tests could be impacted. The Company performed its required annual impairment tests of goodwill in 2005, and determined that no impairment of goodwill existed at December 31, 2005.

Self-Insurance

The Company is self-insured for portions of its health and workers’ compensation benefits to employees and general and automotive liability claims.

The Company self-insures (through a health and welfare benefit trust) its health insurance benefits provided to substantially all of its employees and has purchased stop-loss insurance to cover individual claims in excess of $250,000. On a quarterly basis, the Company utilizes an independent actuary to evaluate the estimate of incurred but not reported claims under the Company’s health insurance programs. Each quarter, the Company adjusts its accrual to this estimate plus its share of unpaid reported claims. The actuarial estimate of the Company’s exposure to health insurance claims is subjective, and the amount of claims actually incurred could differ, which could result in increased or decreased expense in future periods. As of December 31, 2005, the Company’s liability relating to such claims (for both reported and estimated claims) was $2.1 million, included in accrued expenses on the Company’s consolidated balance sheet.

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

The Company adjusts its annual expense based on this actuarial estimate, and utilizes this estimate as the basis for the next year’s expense, until the actuary calculates the next annual estimate. The estimates that the Company utilizes to record its potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods. As of December 31, 2005, the Company’s reserve for claims under these insurance programs was

$15.1 million, of which $4.3 million was included in other current liabilities and the remainder is included in other liabilities on the Company’s consolidated balance sheet.

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

FAS 123R will become effective for the Company beginning January 1, 2006. FAS 123R permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. The Company plans to adopt FAS 123R using the modified-prospective method under which it will record compensation expense for all share-based awards granted after the effective date and for those unvested awards granted prior to the effective date.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for the fair value of employee stock options or for the difference between the employee’s cost and the market value of stock purchased under the Company’s employee stock purchase plan. Accordingly, the adoption of FAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it is not expected to impact the Company’s overall financial position. The total impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, the amount of additional expense the Company will recognize subsequent to adoption related to unvested stock options granted prior to adoption (net of estimated forfeitures) is not material. FAS 123R will also require the Company to estimate forfeitures of share-based payments upon grant. Prior to the adoption of FAS 123R, the Company’s policy has been to reverse expense related to forfeitures of restricted stock as they occur. In the first quarter of 2006, the Company will record additional income of approximately $1.0 million, net of income taxes, as a cumulative effect of a change in accounting principle. This cumulative effect represents a reversal of expense taken for those shares of unvested restricted stock granted prior to adoption that the Company estimates will be forfeited before vesting.

FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions related to the exercise of stock options and vesting of restricted stock was $6.1 million in 2005 and not material in 2004 or 2003.

In June 2005, the FASB ratified the consensus in EITF 04-5, which states that the general partner in a limited partnership is presumed to control that limited partnership. That presumption may be overcome if the limited partners have either (1) the substantive ability—either by a single limited partner or through a simple majority vote—to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights. Substantive participating rights provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.

The effective date for applying the guidance in EITF 04-5 to the Company’s general partner interests is June 29, 2005, for all new or amended limited partnerships and January 1, 2006, for all other limited partnerships. The Company has applied EITF 04-5 for new or amended limited partnerships after June 29, 2005, in its December 31, 2005, financial statements. The Company is evaluating the impact of the new guidance on all other limited partnerships. The Company expects that the adoption for existing partnerships will not have a material impact on the Company’s net income, earnings per share or stockholders’ equity, but could require balance sheet consolidation or de-consolidation of certain of those existing partnerships.

Results of Operations Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

In accordance with FAS 144, certain revenues and expenses for the three quarterly periods ended March 31, June 30 and September 30, 2005, and the year ended December 31, 2004, have been reclassified to conform to the presentation for the quarter ended December 31, 2005. As a result, certain balances differ from the amounts reported in previously filed documents. See Income from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Years Ended December 31,
	2005	2004	$ Change	% Change
	(dollars in thousands)
REVENUES:
User Services:
Facilities management	$237,659	$211,062	$26,597	12.6%
Corporate advisory services	186,847	143,266	43,581	30.4%
Project management services	118,678	91,599	27,079	29.6%
	543,184	445,927	97,257	21.8%
Investor Services:
Property management	136,665	137,193	(528)	(0.4)%
Brokerage	138,416	114,478	23,938	20.9%
Construction management	11,973	11,187	786	7.0%
	287,054	262,858	24,196	9.2%
Development and construction	47,159	38,346	8,813	23.0%
	877,397	747,131	130,266	17.4%
Gain on disposition of real estate	18,553	26,742	(8,189)	(30.6)%
	895,950	773,873	122,077	15.8%
COST AND EXPENSES:
Salaries, wages and benefits	553,552	493,404	60,148	12.2%
Commissions	151,721	120,345	31,376	26.1%
General and administrative	140,618	127,758	12,860	10.1%
Depreciation	9,257	9,985	(728)	(7.3)%
Amortization	738	1,359	(621)	(45.7)%
Interest	5,441	4,195	1,246	29.7%
	861,327	757,046	104,281	13.8%
Operating income	34,623	16,827	17,796	105.8%
Interest and other income	2,835	2,797	38	1.4%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	37,458	19,624	17,834	90.9%
Income tax expense	(13,856)	(7,452)	(6,404)	(85.9)%
Minority interest, net of income taxes	2,528	(3,006)	5,534	184.1%
Income from investments in unconsolidated subsidiaries, net of income taxes	15,154	10,971	4,183	38.1%
Income from continuing operations	41,284	20,137	21,147	105.0%
Income from discontinued operations, net of income taxes	18,123	18,982	(859)	(4.5)%
Net income	$59,407	$39,119	$20,288	51.9%

Segment Performance.   The Global Services segment income before income taxes increased 79% from $38.3 million in 2004 to $68.4 million in 2005. Revenues for this segment increased 17%, from $710.8 million in 2004 to $831.7 million in 2005. Significant increases in all of the user services revenues lines (facilities management up 13%, corporate advisory services up 30%, and project management for user customers up 30%) contributed to the increase in income before income taxes, as did the 21% increase in brokerage revenues from investor customers. The revenue increases reflect the impact of the Company’s success winning new outsourcing business—both through new contract awards and expansions with existing customers—and its continued efforts to grow its brokerage business.

Development and Investment segment income before income taxes remained relatively flat, increasing 4% from $24.8 million in 2004 to $25.9 million in 2005. Segment revenues plus income from unconsolidated subsidiaries plus income from discontinued operations (all before income taxes) were up 2% in total during 2005 as compared to 2004. As previously noted, FAS 144 requires classification of certain real estate gains as “income from discontinued operations” in those instances where the Company will have no significant continuing involvement with the real estate following the sale. Such sales of real estate in part define the business of the Development and Investment segment and they are expected to be a continuing source of segment (and Company) profitability. In addition, substantial indirect costs of producing this income from either source—such as local office salaries and bonuses that are driven by overall local office profitability—are included in segment expenses and not netted against income from unconsolidated subsidiaries or income from discontinued operations.

Revenues.   The increase in facilities management revenue from 2004 was primarily the result of the addition of several new customers. Additionally, the increase reflected the expansion of a client relationship in the second quarter of 2004. Reimbursement of salaries, wages, benefits and out-of-pocket general and administrative costs, a component of facilities management revenue, comprised the majority of the revenue increases from 2004. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

Corporate advisory services revenue increased from 2004, primarily due to increased commission revenues and incentive fees in 2005. This increase is in part the result of an increase in the number of tenant representation brokers as the Company has focused on expanding its brokerage network. In addition, transaction volumes have increased as clients continue to show a willingness to make real estate commitments.

The increase in project management services revenue was the result of the addition of new clients and the expansion of services provided to existing clients (due to increases in clients’ portfolios, the scope of the Company’s services provided under certain outsourcing contracts and transaction volume).

The slight decrease in property management revenue was the result of decreased square footage under management in 2005 as compared to 2004. The reduction in square footage primarily resulted from sales of buildings in the Company’s management portfolio to REITs or other investors that self-manage their properties or use other service providers. In addition, some square footage decreases resulted from clients taking services in-house or to other service providers. These decreases were partially offset by additions to square footage from new business.

Brokerage revenue increased due to increases in investment sales commissions and, to a lesser extent, project leasing commissions. Real estate remains a favored asset class among certain investors as a result of improving leasing fundamentals and relatively low interest rates. As a result, investment sales activity and the resulting commission revenue have increased.

The increase in construction management revenue from 2004 resulted from a higher volume of construction projects as tenant leasing activity increased and is consistent with the increase in brokerage revenue. Construction management revenue is generated from services including space planning and tenant finish coordination for investor clients in conjunction with property management and leasing assignments, and are directly related to tenants’ real estate demands.

Development and construction revenue increased from 2004 due in part to an increase in development fees. Typically, the impact of increases and decreases in the Company’s development starts and investments is not reflected in financial results until later periods. The Company experienced an increase in development and construction revenue in 2005 as a consequence of development starts and investments trending up in 2004, with 2004 starts more than doubling those for 2003. In addition, development and construction revenue increased due to an increase in rental revenue from acquisitions of operating real estate properties during the second half of 2004.

Through approximately 1990, the Company focused its commercial real estate development business on office, industrial and retail projects primarily for investor clients. Since that time, the Company has expanded its focus to include other types of commercial development and development for user clients. National initiative teams source opportunities with both user and investor clients in healthcare, higher education, on-airport distribution and residential/mixed-use development, and initiative personnel support local development teams in their development of the resulting projects. By expanding its focus to include development for user clients and in these initiatives, particularly those in the healthcare sector, the Company seeks to mitigate the cyclicality traditionally inherent in the commercial development business. The Company seeks to establish funds and programs with capital partners and to channel increasing amounts of development and investment activity into those funds and programs.

The Company’s gain on disposition of real estate decreased in 2005 from 2004. During 2005, the Company sold seven real estate projects for an aggregate net sales price of $41.7 million. The sales resulted in an aggregate gain on disposition of real estate of $18.6 million, including deferred gain of $0.7 million. In 2004, the Company sold 17 real estate projects for an aggregate net sales price of $121.4 million. The sales resulted in an aggregate gain on disposition of real estate of $26.7 million, including recognition of deferred gain of $0.4 million relating to dispositions in previous periods.

In addition, Development and Investment income is generated from investments in unconsolidated subsidiaries and from the operation and/or disposition of real estate classified as “discontinued operations.”  The impact of Development and Investment project sales accounted for as income from the Company’s unconsolidated subsidiaries or as income from discontinued operations is a regular part of, and can contribute significantly to, Development and Investment results in any given period. See Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes and Income from Discontinued Operations Net of Income Taxes below.

Costs and Expenses.   Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by clients (“reimbursed employees”); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed (“unreimbursed employees”); long-term incentive compensation associated with restricted stock grants to certain employees; and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions, including those transactions recorded as income from discontinued operations. Salaries, wages and benefits expense for both reimbursed and unreimbursed employees increased in 2005 from 2004. Salaries, wages and benefits for reimbursed employees grew as the Company increased its facilities management and project management headcount to service client expansions and new clients. In addition, the Company’s annual incentive bonus expense increased due to the Company’s increased headcount and profitability in 2005.

The increase in commission expense for 2005 was directly attributable to the increases in the Company’s corporate advisory services and brokerage revenue discussed above.

General and administrative expenses increased in 2005 due in part to increased client-reimbursed out-of-pocket general and administrative expenses due to growth in the Company’s facilities management and project management service lines. In addition, the acquisition of several operating real estate properties in the second half of 2004 led to increased real estate operating expenses in 2005. These properties, which the Company plans to redevelop, lease and sell, include acquisitions made through the Company’s fifth discretionary development and investment fund (“Fund V”). The Company’s insurance expense also increased as a result of higher premium rates being charged by the insurance industry.

Depreciation and amortization expenses decreased in 2005 from the prior year. The Company has replaced many of its computer assets at a lower cost than the assets that were retired, which has reduced the Company’s depreciation expense. In addition, several intangible asset balances related to acquired management contracts became fully amortized during 2004, which resulted in a decrease in amortization expense in 2005 as compared to 2004.

The increase in interest expense in 2005 is primarily the result of higher average outstanding balances and higher interest rates related to the Company’s revolving line of credit as compared to 2004. In 2005, the Company drew amounts under its revolving line of credit to fund the Company’s acquisition of an increased ownership interest in Savills.

Minority Interest, Net of Income Taxes.   Minority interest fluctuated from an expense in 2004 to income in 2005. This change primarily relates to operating losses incurred by Fund V, which are shared with outside partners. Fund V has acquired several operating real estate properties since the first half of 2004 that, as expected, generated operating losses in the current period. The Company plans to redevelop, lease and sell these properties. In addition, a portion of the 2005 income relates to the minority interest owners’ share of fees earned by the Company related to certain real estate projects.

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   In the ordinary course of business, a significant portion of the Company’s development and investment activities are conducted, and are expected to be conducted in future periods, through unconsolidated subsidiaries. The Company also has certain investments in unconsolidated subsidiaries which are not related to its development and investment activities. Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries. The overall increase in 2005 was primarily the result of increased income from the Company’s investment in Savills, due to the purchase of additional shares of Savills in 2005, which increased the Company’s ownership interest from approximately 10% to approximately 19.6% of the outstanding stock of Savills. In 2005, income from the Company’s investment in Savills was partially offset by amortization of the portion of the Savills purchase price allocated to certain intangibles.

Income from Discontinued Operations, Net of Income Taxes.   Income from discontinued operations consisted of the operations of real estate properties and gain on disposition of real estate properties held for sale or sold, that were considered components of an entity under FAS 144 and in which the Company had not retained or did not expect to retain significant continuing involvement. Dispositions of real estate assets have been and continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a significant amount of these activities to be classified as discontinued operations in future periods. Because gains on sale of real estate projects accounted for as income from discontinued operations give rise to significant incentive compensation expense on account of local office and overall Company profitability (which was separately accounted for as salaries, wages and benefits), the portion of the Company’s net income attributable to sales was significantly less than the amount shown as income from discontinued operations.

During 2005, the Company sold 22 real estate projects that were considered discontinued operations for an aggregate net sales price of $120.3 million. The sales resulted in an aggregate gain on disposition of real estate (before income taxes) of $31.5 million. In 2004, the Company sold five real estate projects that were considered discontinued operations for an aggregate net sales price of $83.9 million. The sales resulted in an aggregate gain on disposition of real estate (before income taxes) of $42.5 million (including interest forgiveness of $0.3 million, and minority interest expense of $10.8 million).

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

In accordance with FAS 144, certain revenues and expenses for the years ended December 31, 2004 and 2003, have been reclassified to conform to the presentation for the year ended December 31, 2005. As a result, certain balances differ from the amounts reported in previously filed documents. See Income from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Years Ended December 31,
	2004	2003	$ Change	% Change
	(dollars in thousands)
REVENUES:
User Services:
Facilities management	$211,062	$208,936	$2,126	1.0%
Corporate advisory services	143,266	123,335	19,931	16.2%
Project management services	91,599	65,500	26,099	39.8%
	445,927	397,771	48,156	12.1%
Investor Services:
Property management	137,193	143,727	(6,534)	(4.5)%
Brokerage	114,478	95,593	18,885	19.8%
Construction management	11,187	10,736	451	4.2%
	262,858	250,056	12,802	5.1%
Development and construction	38,346	43,203	(4,857)	(11.2)%
	747,131	691,030	56,101	8.1%
Gain on disposition of real estate	26,742	13,199	13,543	102.6%
	773,873	704,229	69,644	9.9%
COST AND EXPENSES:
Salaries, wages and benefits	493,404	452,195	41,209	9.1%
Commissions	120,345	98,957	21,388	21.6%
General and administrative	127,758	116,434	11,324	9.7%
Depreciation	9,985	14,704	(4,719)	(32.1)%
Amortization	1,359	1,856	(497)	(26.8)%
Interest	4,195	5,953	(1,758)	(29.5)%
	757,046	690,099	66,947	9.7%
Operating income	16,827	14,130	2,697	19.1%
Interest and other income	2,797	2,236	561	25.1%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	19,624	16,366	3,258	19.9%
Income tax expense	(7,452)	(6,636)	(816)	(12.3)%
Minority interest, net of income taxes	(3,006)	1,231	(4,237)	(344.2)%
Income from investments in unconsolidated subsidiaries, net of income taxes	10,971	9,839	1,132	11.5%
Income from continuing operations	20,137	20,800	(663)	(3.2)%
Income from discontinued operations, net of income taxes	18,982	240	18,742	7,809.2%
Net income	$39,119	$21,040	$18,079	85.9%

Segment Performance.   The Global Services segment income before income taxes increased 41% from $27.2 million in 2003 to $38.3 million in 2004. Revenues for this segment increased 9%, from $649.6 million in 2003 to $710.8 million in 2004. Significant increases in two of the user services revenue lines (corporate advisory services up 16% and project management for user customers up 40%)

contributed to the increase in income before income taxes, as did the 20% increase in brokerage revenues from investor customers. The revenue increases reflect the impact of the Company’s progress in growing its brokerage force and its strengthening capability in the area of outsourcing sales.

Development and Investment segment income before income taxes more than tripled in 2004, increasing from $8.2 million in 2003 to $24.8 million in 2004. Segment revenues plus income from unconsolidated subsidiaries plus income from discontinued operations (all before income taxes) were up 53% in 2004 as compared to 2003.

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

Corporate advisory services revenue increased from 2003, primarily increased commission revenues in 2004. The increase was the result of growth in the number of tenant representation brokers as part of the Company’s focus on expanding its brokerage network. In addition, transaction volumes had increased, reflecting clients’ willingness to make real estate commitments.

The increase in project management services revenue was mainly the result of the expansion of services provided to existing clients (due to increases in clients’ portfolios, the scope of the Company’s services provided under certain outsourcing contracts and transaction volume). Also, the Company has added new clients.

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

Development and construction revenue decreased in 2004 primarily due to a decrease in incentive development fees, which was largely due to the timing of significant transactions in 2004 as compared to 2003. In addition, the decrease in 2004 is due to a reduction in the Company’s development starts and investments (including property acquisitions) in recent years. Typically, the impact of increases and decreases in the Company’s development starts and investments is not reflected in financial results until later periods, and the Company has experienced a reduction in its 2004 development and construction revenue as a consequence of reduced 2002 and 2003 development starts and investments. However, development starts and investments began trending up in 2004 with 2004 starts more than doubling those for 2003.

The Company’s gain on disposition of real estate decreased slightly in 2004 from 2003. During 2004, the Company sold 17 real estate projects for an aggregate net sales price of $121.4 million. The sales resulted in an aggregate gain on disposition of $26.7 million, including recognition of deferred gain of $0.4 million related to dispositions in previous periods. In 2003, the Company sold 19 real estate projects for an aggregate net sales price of $67.1 million. The sales resulted in an aggregate gain on disposition of $13.2 million, including recognition of deferred gain of $0.3 million related to dispositions in a previous period.

Costs and Expenses.   The increase in salaries, wages, and benefits expense in 2004 was primarily due to growth in salaries, wages and benefits for reimbursed employees as the Company increased its project management headcount to service client expansions and the addition of new clients. In addition, the Company’s annual incentive bonus expense and transaction-related incentive compensation expense increased due to the Company’s increased profitability in 2004.

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

Minority Interest, Net of Income Taxes.   Minority interest fluctuated from income in 2003 to an expense in 2004. This change is primarily a result of 2004 gains on dispositions of consolidated real estate projects in which outside parties have an interest. In addition, the results of operations of certain consolidated real estate entities with outside owners improved due to lower charges for impairment of real estate held by these entities in 2004, as compared to 2003.

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

Income from Discontinued Operations, Net of Income Taxes.   During 2004, the Company sold five real estate projects that were considered discontinued operations for an aggregate net sales price of $83.9 million. The sales resulted in an aggregate gain on disposition of real estate (before income taxes) of $42.5 million (including interest forgiveness of $0.3 million), and minority interest expense of $10.8 million. In 2003, the Company sold four real estate projects that were considered discontinued operations for an aggregate sales price of $25.1 million. The sales resulted in an aggregate gain on disposition of $5.6 million. Income from discontinued operations for 2003 included a provision for loss of $1.4 million to reflect a real estate held for sale asset at fair value less cost to sell. Income from discontinued operations for 2003 also included $2.1 million of impairment on real estate. Both of these real estate assets were sold in 2004.

Net Income.   Net income increased due to the fluctuations in revenues and expenses described above, in addition to a decrease in the Company’s effective tax rate driven by favorable results from state tax planning.

Quarterly Results of Operations and Seasonality

The following table presents unaudited quarterly results of operations data for the Company for each of the eight quarters in 2005 and 2004. This quarterly information is unaudited but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period. Revenues and net income during the fourth fiscal quarter historically have been greater than in each of the first three fiscal quarters, primarily because the Company’s clients have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets and other factors may also cause quarterly fluctuations in the Company’s results of operations.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2005:
Total revenues	$178,621	$211,989	$226,729	$278,611
Income (loss) from discontinued operations, net of income taxes(1)	(325)	680	12,181	5,587
Net income	2,053	8,264	14,517	34,573
2004:
Total revenues	$158,099	$181,933	$188,498	$245,343
Income (loss) from discontinued operations, net of income taxes(1)	397	(18)	(73)	18,676
Net income	2,099	3,214	5,854	27,952

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

Net cash used in operating activities totaled $3.0 million in 2005, compared to cash provided of $94.4 million in 2004. Cash provided by operating activities, excluding the change in real estate and related borrowings, totaled $33.6 million in 2005 as compared to $95.7 million in 2004. This decrease in cash provided by operating activities is partially due to higher outstanding accounts receivable balances in 2005, consistent with the overall growth in the Company’s revenues from 2004 to 2005. In addition, the Company collected a large receivable from an affiliate in 2004 that was outstanding at year-end 2003, as compared to no such large receipts in 2005. The Company also made greater incentive compensation and income tax payments during 2005 on account of 2004 activity, as compared to such payments made during 2004. Cash used in real estate activities, net of related borrowings, was $36.6 million in 2005, compared to $1.3 million in 2004 as a result of increased real estate investment activity in 2005.

Net cash used in investing activities totaled $114.8 million in 2005, compared to $37.1 million in 2004. This increase in cash used is primarily due to investments in unconsolidated subsidiaries, net of distributions, of $86.0 million in 2005 as compared to distributions from the Company’s unconsolidated subsidiaries, net of contributions, of $7.1 million in 2004. The increase in investments is attributable to the Company’s purchase of additional shares of Savills in 2005. The Company’s wholly-owned captive insurance company also made purchases, net of sales proceeds and maturities, of $18.4 million in marketable securities in 2005, as compared to no such purchases in 2004. This increase in cash used was offset by a decrease in expenditures related to real estate classified as “held for investment,” which were $39.5 million in 2005, as compared to $105.8 million in 2004. These expenditures were offset by $38.9 million of proceeds from the dispositions of real estate projects classified as “held for investment” at the time of disposition in accordance with FAS 144, as compared to $67.3 million of such proceeds in 2004.

Net cash provided by financing activities totaled $31.1 million in 2005 as compared to $0.7 million in 2004. The increase in cash provided in 2005 is due, in part, to borrowings, net of principal debt payments, under the Company’s line of credit of $36.3 million, compared to principal debt payments, net of borrowings, of $13.4 million in 2004. The Company used these 2005 borrowings to fund its purchase of additional shares of Savills. In addition, the Company received proceeds from the exercise of employee stock options of $8.2 million in 2005, as compared to $1.7 million in 2004. Another factor contributing to the increase in cash provided was that the Company used less cash in 2005 to repurchase common stock, or $20.1 million in 2005 as compared to $37.9 million in 2004. This increase in cash provided was offset by a decrease in proceeds from borrowings, net of payments, on notes payable related to real estate held for investment, which were $12.5 million in 2005 as compared to $47.2 million in 2004. In addition, the Company made distributions, net of contributions, to minority interest holders of $9.1 million in 2005, compared to contributions received, net of distributions, of $0.2 million in 2004.

In June 2005, the Company obtained a $175.0 million revolving line of credit (the “Credit Facility”) arranged by Bank of America, N.A., as the administrative agent, which replaced the Company’s previous $150.0 million revolving line of credit. Borrowings under the Credit Facility are due in June 2008 and are either Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin up to 0.25% depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurodollar rate plus a margin, which ranges from 1.75% to 2.0%, depending upon the Company’s leverage ratio. The Eurodollar rate is based on the British Bankers Association LIBOR rate. The Credit Facility contains various covenants such as the maintenance of minimum net worth, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. In addition, the Company may not pay dividends, repurchase common shares, or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization, plus, for the year ended December 31, 2005 only, an amount equal to $20.0 million. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

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

At December 31, 2005, the Company had outstanding borrowings of $35.0 million under the Credit Facility. The covenants contained in the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $175.0 million commitment. The Company’s unused borrowing capacity (taking into account borrowings and letters of credit outstanding) under the Credit Facility was $133.9 million at December 31, 2005. Since many of the financial covenants in the Credit Facility are dependent on the Company’s “EBITDA,” as defined in the Credit Facility agreement and calculated on a trailing four-quarter basis, a decline in the Company’s overall operations could adversely impact the Company’s ability to comply with these financial covenants and, in turn, the Company’s borrowing capacity.

At December 31, 2005, the Company was in compliance with all covenants of the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions and investments, fund its co-investment activities and provide the Company with an additional source of working capital.

In December 2005, the Company entered into an interest rate cap agreement in order to limit its interest expense on a construction loan with a 30-day LIBOR-based floating interest rate related to a consolidated real estate project. The interest rate cap agreement has a notional amount of $25.7 million at December 31, 2005, and the Company will receive payments if the LIBOR-based interest rate exceeds 5.5%. The interest rate cap agreement has not been designated as an effective hedge, and therefore the interest rate cap agreement was marked to market each period with the change in fair market value recognized in current period earnings. The interest rate cap agreement expires on January 2, 2008. Through December 31, 2005, amounts recorded by the Company related to this interest rate cap agreement were not material.

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

In February 2006, the Company announced that its Board of Directors has authorized the purchase of up to $50.0 million of its common stock from time to time in open market purchases or in privately negotiated transactions. The Company also amended its Credit Facility to allow for additional repurchases or other distributions on account of its common stock in an amount up to $100.0 million from the date of the repurchase announcement through December 31, 2006 and to reduce the minimum required net worth covenant. The repurchase of shares is intended to be accretive to future earnings per share for holders who retain their shares. The Company’s intent with respect to its stock repurchase programs is to reserve the repurchased shares for issuance in connection with the Company’s equity-based incentive plans, as well as for other corporate purposes.

In March 2005, the Company announced that its Board of Directors authorized the purchase of up to $20.0 million of its common stock from time to time in open market purchases or in privately negotiated transactions. In April 2005, the Company completed its $20.0 million share repurchase program. A total of 970,142 shares were repurchased, at an average price of $20.61 per share, all through open market purchases. The purchases were financed from the Company’s available cash, and the Company placed the repurchased shares in treasury.

In September 2004, the Company commenced a Modified Dutch Auction tender offer whereby it offered to purchase up to 4,444,444 shares of its common stock. Under the terms of the tender offer, the Company invited stockholders to tender their shares at a purchase price not in excess of $15.75, nor less than $13.50 per share. The tender offer was completed in October 2004, and as a result, the Company purchased 2,354,437 shares of common stock priced at $15.75 per share for a total of $37.9 million, including the costs of the tender offer. The transaction was financed from the Company’s available cash, and the Company placed the repurchased shares in treasury.

Off-balance Sheet Arrangements and Contractual Obligations

The Company has off-balance sheet arrangements consisting of certain debt repayment guarantees that have been provided by the Company as security for the obligations of others (primarily unconsolidated subsidiaries of the Company) in the normal course of the Company’s real estate development business. The Company has not made any material payments under such arrangements in the years ended December 31, 2003, 2004 or 2005. As of December 31, 2005, the Company had guaranteed a maximum of $7.1 million of such notes payable, all of which was outstanding as of December 31, 2005. Payments required under these arrangements, if any, could be indicative of impairment in the Company’s investments in the underlying unconsolidated subsidiaries and therefore could result in additional expense to the Company.

The Company had various contractual obligations at December 31, 2005, as summarized below (in millions), that could impact its liquidity:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt obligations	$36.3	$1.3	$35.0	$—	$—
Operating lease obligations	67.5	20.0	26.8	14.1	6.6
Notes payable on real estate (recourse)(1)(2)	18.6	8.1	10.5	—	—
Notes payable on real estate (nonrecourse)(1)	237.6	24.3	213.3	—	—
Other long-term obligations(3)	10.8	—	10.8	—	—
Total Contractual Obligations	$370.8	$53.7	$296.4	$14.1	$6.6

(1)                Includes notes related to the Company’s various real estate projects and excludes future interest. The notes (primarily construction loans) have either fixed or variable interest rates, ranging from 6% to 12% at December 31, 2005. In general, interest is drawn on the underlying construction loan and subsequently paid with principal with proceeds upon sale of the real estate project.

(2)                With respect to a project to which $3.3 million of these obligations relate, the Company has an agreement with an investor client to purchase the project upon completion, the proceeds of which will be used to repay the related note payable.

(3)                These obligations, as well as $4.3 million recorded in other current liabilities, are collateralized by outstanding letters of credit totaling $12.6 million.

Effects of Inflation

The Company does not believe that inflation has had a significant impact on its results of operations in recent years. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation statements containing the words “believe,” “anticipate,” “attainable,” “forecast,” “will,” “may,” “expect(ation),” “envision,” “project,” “budget,” “objective,” “goal,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “prospects,” “forsee,” “look(ing) for,” “look to” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to:

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

•       the Company’s ability to attract and retain qualified personnel in all areas of its business (particularly senior management),

•       the timing of individual transactions,

•       the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale, and

•       the ability of the Company to compete effectively in the international arena and manage the risks of operating in the international arena (including foreign currency exchange risk).

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Notes 8 and 9 to the Company’s Condensed Consolidated Financial Statements. The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. In 2005, the Company borrowed $35.0 million, net of principal debt payments, under the Credit Facility, primarily to fund the Company’s acquisition of an additional ownership stake in Savills. This borrowing could further expose the Company to fluctuations in interest rates. From time to time, the Company purchases interest rate agreements to hedge, cap or lock a portion, but not all, of its exposure to fluctuations in interest rates, and, as such, the effects of interest rate changes may be limited.

If an increase or decrease in market interest rates of 100 basis points were to have occurred at December 31, 2005, the Company’s total estimated interest costs for 2006 would increase or decrease by approximately $2.9 million. The Company’s sensitivity analysis is based on borrowings outstanding as of December 31, 2005 and includes the effects of the Company’s various interest rate cap agreements, as applicable. If the market interest rates for variable rate debt had been 100 basis points higher or lower in 2005, the Company’s total interest costs would have increased by approximately $2.1 million or decreased by approximately $2.2 million, accordingly, after considering the effect of the interest rate agreements in effect during 2005. Interest costs include both interest that is expensed and interest that is capitalized as part of the cost of real estate. A portion of the interest relating to the Company’s real estate debt ($256.2 million at December 31, 2005) is capitalized. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in a higher interest rate environment.

The Company’s earnings are somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company and its consolidated and unconsolidated subsidiaries in Canada, Europe, Asia-Pacific and Latin/South America. Due to the increase in the Company’s ownership interest in Savills from approximately 10.0% to 19.6% in April 2005, the impact of fluctuations in currency exchange rates may become more significant to the Company’s results of operations. At December 31, 2005, a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company’s foreign operations are denominated would result in an estimated decrease or increase accordingly in income before income taxes of approximately $1.0 million for the year ending December 31, 2006. If, during the year ended December 31, 2005, a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company’s foreign operations are denominated had occurred, it would have resulted in a decrease or increase accordingly in income before income taxes of approximately $0.9 million (primarily in income from investments in unconsolidated subsidiaries). These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar and are based on either the Company’s actual 2005 or an estimate of 2006 income before income taxes from foreign operations. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes to its 2006 anticipated level of foreign operations or local currency prices.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the headings “Proposal One—Election of Class III Directors,” “Directors,” “Executive Officers,” “Meetings and Committees of Directors,” “Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information set forth under the heading “Executive Compensation” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 31, 2005, securities authorized for issuance under the Company’s equity compensation plans are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,878,342	$13.56	817,728
Equity compensation plans not approved by security holders	7,500	$11.44	—
Total	4,885,842	$13.55	817,728

The options to acquire 7,500 shares issuable under plans that were not approved by stockholders were granted on May 1, 2000, and vested one-quarter each year on each of the first four anniversaries of the grant date. The options expire ten years from the date of grant.

The information set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the headings “Executive Compensation” and “Certain Relationships and Related Transactions” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Fees Billed By Independent Registered Public Accounting Firm” and “Audit Committee Policies and Procedures for Pre-Approval of Audit and Non-Audit Services” contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

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

(a)(3)            The following documents are filed or incorporated by reference as exhibits to this Report:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(5)	First Amendment to Bylaws of the Company
3.2.2(9)	Second Amendment to Bylaws of the Company
3.2.3(11)	Third Amendment to Bylaws of the Company
4.1(1)	Form of certificate for shares of Common Stock of the Company
10.1(16)	Credit Agreement, dated June 28, 2005, among the Company, Bank of America, N.A. as administrative agent, swing line lender and issuing bank, and the other lender parties thereto.
10.1.1(18)	First Amendment of Credit Agreement dated February 22, 2006, between the Company and Bank of America, N.A.
10.2(1)	Form of License Agreement among the Company and CF98
10.2.1(8)	First Amendment to License Agreement dated July 31, 2002, between the Company and CF98
10.3(14)	Form of Indemnification Agreement, with schedule of signatures
10.4(1)	Predecessor Company’s 1997 Stock Option Plan
10.5(1)	Company’s Long-Term Incentive Plan
10.5.1(2)	Amendment No. 1 to Long-Term Incentive Plan
10.5.2(9)	Second Amendment to Long-Term Incentive Plan
10.6(1)	Company’s 1995 Profit Sharing Plan
10.7(3)	Company’s Employee Stock Purchase Plan
10.7.1(4)	First Amendment to the Company’s Employee Stock Purchase Plan
10.7.2(6)	Second Amendment to the Company’s Employee Stock Purchase Plan
10.7.3(7)	Third Amendment to the Company’s Employee Stock Purchase Plan
10.7.4(10)	Fourth Amendment to the Company’s Employee Stock Purchase Plan
10.7.5(10)	Fifth Amendment to the Company’s Employee Stock Purchase Plan
10.7.6(15)	Sixth Amendment to the Company’s Employee Stock Purchase Plan
10.8(1)	Form of Stockholders’ Agreement among the Company, Crow Family Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto
10.9(10)	Employment Agreement dated as of October 17, 2003, between the Company and Robert E. Sulentic
10.9.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Robert E. Sulentic
10.9.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Robert E. Sulentic
10.10(10)	Employment Agreement dated as of October 17, 2003, between the Company and Derek R. McClain
10.10.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Derek R. McClain
10.10.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Derek R. McClain

10.11(10)	Employment Agreement dated as of October 17, 2003, between the Company and James R. Groch
10.11.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and James R. Groch
10.11.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and James R. Groch
10.12(17)	Amended and Restated Employment Agreement dated as of October 17, 2005, between the Company and Michael J. Lafitte
10.13(11)	Employment Agreement dated as of March 2, 2004, between the Company and John A. Stirek
10.13.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and John A. Stirek
10.13.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and John A. Stirek
10.14(17)	Amended and Restated Employment Agreement dated as of October 17, 2005, between the Company and William F. Concannon
10.15(12)	Employment Agreement dated as of April 6, 2004, between the Company and T. Christopher Roth
10.15.1(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and T. Christopher Roth
10.16(12)	Employment Agreement dated as of April 27, 2004, between the Company and Diane Paddison
10.16.1(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Diane Paddison
10.17(13)	Employment Agreement dated as of September 28, 2004, between the Company and Matthew S. Khourie
10.17.1(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Matthew S. Khourie
14.1(11)	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young LLP
24.1	Power of Attorney for Derek R. McClain
24.2	Power of Attorney for Arlin E. Gaffner
24.3	Power of Attorney for Curtis F. Feeny
24.4	Power of Attorney for Michael A. Moses
24.5	Power of Attorney for J. McDonald Williams
24.6	Power of Attorney for William F. Concannon
24.7	Power of Attorney for James R. Erwin
24.8	Power of Attorney for Jeffrey M. Heller
24.9	Power of Attorney for Rowland T. Moriarty
24.10	Power of Attorney for Robert E. Sulentic
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)                Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated herein by reference.

(9)                Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

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

(13)           Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2004 and incorporated herein by reference.

(14)           Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004 and incorporated herein by reference.

(15)           Previously filed as an exhibit to the Company’s Form S-8 (File Number 333-121053) filed with the Securities and Exchange Commission on December 7, 2004 and incorporated herein by reference.

(16)      Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2005 and incorporated herein by reference.

(17)      Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2005 and incorporated herein by reference.

(18)      Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2006 and incorporated herein by reference.

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

TRAMMELL CROW COMPANY
	By:	/s/ ROBERT E. SULENTIC
Robert E. Sulentic
Chairman of the Board, President and
Date: March 15, 2006	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT E. SULENTIC	Chairman of the Board, President and Chief	March 15, 2006
Robert E. Sulentic	Executive Officer (Principal Executive Officer)
*	Executive Vice President and	March 15, 2006
Derek R. McClain	Chief Financial Officer
*	Executive Vice President and	March 15, 2006
Arlin E. Gaffner	Chief Accounting Officer
*	Director	March 15, 2006
Curtis F. Feeny
*	Director	March 15, 2006
Michael A. Moses
*	Chairman Emeritus	March 15, 2006
J. McDonald Williams
*	Vice Chairman	March 15, 2006
William F. Concannon
*	Director	March 15, 2006
James R. Erwin
*	Director	March 15, 2006
Jeffrey M. Heller
*	Director	March 15, 2006
Rowland T. Moriarty

Robert Sulentic, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

*By:	/s/ ROBERT E. SULENTIC	March 15, 2006
Robert E. Sulentic
Attorney-in-fact

Exhibit Index

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(5)	First Amendment to Bylaws of the Company
3.2.2(9)	Second Amendment to Bylaws of the Company
3.2.3(11)	Third Amendment to Bylaws of the Company
4.1(1)	Form of certificate for shares of Common Stock of the Company
10.1(16)	Credit Agreement, dated June 28, 2005, among the Company, Bank of America, N.A. as administrative agent, swing line lender and issuing bank, and the other lender parties thereto.
10.1.1(18)	First Amendment of Credit Agreement dated February 22, 2006, between the Company and Bank of America, N.A.
10.2(1)	Form of License Agreement among the Company and CF98
10.2.1(8)	First Amendment to License Agreement dated July 31, 2002, between the Company and CF98
10.3(14)	Form of Indemnification Agreement, with schedule of signatures
10.4(1)	Predecessor Company’s 1997 Stock Option Plan
10.5(1)	Company’s Long-Term Incentive Plan
10.5.1(2)	Amendment No. 1 to Long-Term Incentive Plan
10.5.2(9)	Second Amendment to Long-Term Incentive Plan
10.6(1)	Company’s 1995 Profit Sharing Plan
10.7(3)	Company’s Employee Stock Purchase Plan
10.7.1(4)	First Amendment to the Company’s Employee Stock Purchase Plan
10.7.2(6)	Second Amendment to the Company’s Employee Stock Purchase Plan
10.7.3(7)	Third Amendment to the Company’s Employee Stock Purchase Plan
10.7.4(10)	Fourth Amendment to the Company’s Employee Stock Purchase Plan
10.7.5(10)	Fifth Amendment to the Company’s Employee Stock Purchase Plan
10.7.6(15)	Sixth Amendment to the Company’s Employee Stock Purchase Plan
10.8(1)	Form of Stockholders’ Agreement among the Company, Crow Family Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto
10.9(10)	Employment Agreement dated as of October 17, 2003, between the Company and Robert E. Sulentic
10.9.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Robert E. Sulentic
10.9.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Robert E. Sulentic
10.10(10)	Employment Agreement dated as of October 17, 2003, between the Company and Derek R. McClain
10.10.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Derek R. McClain
10.10.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Derek R. McClain
10.11(10)	Employment Agreement dated as of October 17, 2003, between the Company and James R. Groch
10.11.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and James R. Groch
10.11.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and James R. Groch
10.12(17)	Amended and Restated Employment Agreement dated as of October 17, 2005, between the Company and Michael J. Lafitte

10.13(11)	Employment Agreement dated as of March 2, 2004, between the Company and John A. Stirek
10.13.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and John A. Stirek
10.13.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and John A. Stirek
10.14(17)	Amended and Restated Employment Agreement dated as of October 17, 2005, between the Company and William F. Concannon
10.15(12)	Employment Agreement dated as of April 6, 2004, between the Company and T. Christopher Roth
10.15.1(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and T. Christopher Roth
10.16(12)	Employment Agreement dated as of April 27, 2004, between the Company and Diane Paddison
10.16.1(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Diane Paddison
10.17(13)	Employment Agreement dated as of September 28, 2004, between the Company and Matthew S. Khourie
10.17.1(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Matthew S. Khourie
14.1(11)	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young LLP
24.1	Power of Attorney for Derek R. McClain
24.2	Power of Attorney for Arlin E. Gaffner
24.3	Power of Attorney for Curtis F. Feeny
24.4	Power of Attorney for Michael A. Moses
24.5	Power of Attorney for J. McDonald Williams
24.6	Power of Attorney for William F. Concannon
24.7	Power of Attorney for James R. Erwin
24.8	Power of Attorney for Jeffrey M. Heller
24.9	Power of Attorney for Rowland T. Moriarty
24.10	Power of Attorney for Robert E. Sulentic
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)                 Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated herein by reference.

(9)                 Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

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

(13)             Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2004 and incorporated herein by reference.

(14)             Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004 and incorporated herein by reference.

(15)             Previously filed as an exhibit to the Company’s Form S-8 (File Number 333-121053) filed with the Securities and Exchange Commission on December 7, 2004 and incorporated herein by reference.

(16)       Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2005 and incorporated herein by reference.

(17)       Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2005 and incorporated herein by reference.

(18)       Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2006 and incorporated herein by reference.

(b)           The exhibits required by Item 601 of Regulation S-K are filed as part of this Report.

(c)            The required financial statements and financial schedule are filed as part of this Report.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2) and (c)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2005

TRAMMELL CROW COMPANY AND SUBSIDIARIES

DALLAS, TEXAS

FORM 10-K—ITEM 15(a)(1) and (2)
TRAMMELL CROW COMPANY AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Trammell Crow Company and Subsidiaries for the year ended December 31, 2005, are included in Item 8:

The following consolidated financial statement schedule of Trammell Crow Company and Subsidiaries is included in Item 15(c):

Schedule III—Real Estate Investments and Accumulated Depreciation	F-48
Note to Schedule III—Real Estate Investments and Accumulated Depreciation	F-50

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

Financial Statements of TFK Retail, Ltd. for the year ended June 30, 2004	F-51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Trammell Crow Company

We have audited the accompanying consolidated balance sheets of Trammell Crow Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trammell Crow Company and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trammell Crow Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Trammell Crow Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Trammell Crow Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trammell Crow Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Trammell Crow Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trammell Crow Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Trammell Crow Company and the financial statement schedule listed in the index at Item 15(a), and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
March 13, 2006

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2005	2004
		(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$76,919	$163,637
Restricted cash	1,416	9,950
Accounts receivable, net of allowance for doubtful accounts of $3,235 in 2005 and $3,144 in 2004	127,784	103,551
Receivables from affiliates	2,146	1,626
Notes and other receivables	16,303	20,825
Deferred income taxes	3,935	4,021
Real estate under development	129,963	9,564
Real estate and other assets held for sale	20,791	49,637
Available for sale securities	542	—
Other current assets	27,399	17,657
Total current assets	407,198	380,468
Furniture and equipment, net	19,787	18,649
Deferred income taxes	16,270	22,935
Real estate under development	117,210	56,394
Real estate held for investment	89,906	106,157
Investments in unconsolidated subsidiaries	175,411	74,090
Goodwill, net	75,239	74,357
Receivables from affiliates	7,458	—
Available for sale securities	18,089	—
Other assets	21,599	15,900
	$948,167	$748,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,698	$23,731
Accrued expenses	155,760	146,026
Payables to affiliates	4	40
Income taxes payable	16,313	18,121
Current portion of long-term debt	1,302	6
Current portion of notes payable on real estate	133,941	10,263
Liabilities related to real estate and other assets held for sale	17,508	31,643
Other current liabilities	5,944	12,585
Total current liabilities	362,470	242,415
Long-term debt, less current portion	35,034	8
Notes payable on real estate, less current portion	106,216	110,794
Other liabilities	13,448	10,027
Total liabilities	517,168	363,244
Minority interest	29,528	44,756
Stockholders’ equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,903,058 shares issued and 36,040,317 shares outstanding in 2005 and 37,902,998 shares issued and 35,605,007 shares outstanding in 2004	379	379
Paid-in capital	205,084	196,314
Retained earnings	240,887	190,252
Accumulated other comprehensive income	1,713	2,043
Less: Treasury stock	(32,776)	(36,921)
Unearned stock compensation, net	(13,816)	(11,117)
Total stockholders’ equity	401,471	340,950
	$948,167	$748,950

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003
REVENUES
User Services:
Facilities management	$237,659	$211,062	$208,936
Corporate advisory services	186,847	143,266	123,335
Project management services	118,678	91,599	65,500
	543,184	445,927	397,771
Investor Services:
Property management	136,665	137,193	143,727
Brokerage	138,416	114,478	95,593
Construction management	11,973	11,187	10,736
	287,054	262,858	250,056
Development and construction	47,159	38,346	43,203
	877,397	747,131	691,030
Gain on disposition of real estate	18,553	26,742	13,199
TOTAL REVENUES	895,950	773,873	704,229
COSTS AND EXPENSES
Salaries, wages and benefits	553,552	493,404	452,195
Commissions	151,721	120,345	98,957
General and administrative	140,618	127,758	116,434
Depreciation	9,257	9,985	14,704
Amortization	738	1,359	1,856
Interest	5,441	4,195	5,953
TOTAL EXPENSES	861,327	757,046	690,099
Operating income	34,623	16,827	14,130
Interest and other income	2,835	2,797	2,236
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	37,458	19,624	16,366
Income tax expense	(13,856)	(7,452)	(6,636)
Minority interest, net of income tax (expense) benefit of $(1,485), $1,840 and $(839) in 2005, 2004 and 2003, respectively	2,528	(3,006)	1,231
Income from investments in unconsolidated subsidiaries, net of income tax expense of $8,898, $6,718 and $6,711 in 2005, 2004 and 2003, respectively	15,154	10,971	9,839
Income from continuing operations	41,284	20,137	20,800
Income from discontinued operations, net of income tax expense of $10,641, $11,624 and $164 in 2005, 2004 and 2003, respectively	18,123	18,982	240
Net income	$59,407	$39,119	$21,040
Income per share from continuing operations:
Basic	$1.22	$0.58	$0.58
Diluted	$1.13	$0.54	$0.56
Income per share from discontinued operations, net of income taxes:
Basic	$0.54	$0.54	$0.01
Diluted	$0.50	$0.51	$0.01
Net income per share:
Basic	$1.76	$1.12	$0.59
Diluted	$1.63	$1.05	$0.57
Weighted-average common shares outstanding:
Basic	33,786,147	35,064,453	35,572,493
Diluted	36,440,940	37,239,801	36,780,515

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2005, 2004 and 2003
(in thousands, except share data)

	Common Shares		Common Stock Par	Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Unearned Stock
	Issued	Treasury	Value	Capital	Earnings	Income	Stock	Compensation	Total
Balance at January 1, 2003	36,227,820	48,647	$362	$178,977	$130,874	$(589)	$(464)	$(806)	$308,354
Net income	—	—	—	—	21,040	—	—	—	21,040
Issuance of restricted stock	1,413,000	(223,500)	14	12,269	—	—	2,028	(14,311)	—
Forfeiture of restricted stock	—	237,570	—	(26)	—	—	(1,996)	1,807	(215)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	3,923	3,923
Issuance of common stock	142,775	(275,764)	1	1,116	(354)	—	2,504	—	3,267
Stock repurchase	—	1,134,400	—	—	—	—	(10,435)	—	(10,435)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,358	—	—	1,358
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	337	—	—	337
Balance at December 31, 2003	37,783,595	921,353	377	192,336	151,560	1,106	(8,363)	(9,387)	327,629
Net income	—	—	—	—	39,119	—	—	—	39,119
Issuance of restricted stock	28,000	(644,313)	1	2,846	—	—	5,870	(8,717)	—
Forfeiture of restricted stock	—	32,632	—	—	—	—	(394)	304	(90)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	6,683	6,683
Issuance of common stock	91,403	(366,118)	1	1,132	(427)	—	3,900	—	4,606
Stock repurchase	—	2,354,437	—	—	—	—	(37,934)	—	(37,934)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	937	—	—	937
Balance at December 31, 2004	37,902,998	2,297,991	379	196,314	190,252	2,043	(36,921)	(11,117)	340,950
Net income	—	—	—	—	59,407	—	—	—	59,407
Issuance of restricted stock	—	(431,589)	—	2,677	—	—	7,603	(10,280)	—
Forfeiture of restricted stock	—	196,255	—	—	—	—	(3,593)	513	(3,080)
Amortization of unearned stock compensation	—	—	—	2,905	—	—	—	7,068	9,973
Issuance of common stock	60	(1,170,058)	—	3,188	(8,772)	—	20,185	—	14,601
Stock repurchase	—	970,142	—	—	—	—	(20,050)	—	(20,050)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(475)	—	—	(475)
Unrealized holding gains/(losses) on available for sale securities, net of tax	—	—	—	—	—	145	—	—	145
Balance at December 31, 2005	37,903,058	1,862,741	$379	$205,084	$240,887	$1,713	$(32,776)	$(13,816)	$401,471

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities
Cash flows from earnings:
Net Income	$59,407	$39,119	$21,040
Reconciliation of net income to net cash provided by earnings:
Depreciation	9,574	10,210	15,001
Amortization	1,053	1,394	1,995
Amortization of employment contracts and unearned stock compensation	10,045	9,213	5,103
Amortization of contract intangibles	1,777	2,205	2,079
Bad debt expense	853	1,116	2,764
Provision for losses and writedowns for impairment on real estate	23	672	5,908
Loss (gain) on disposition of real estate held for investment	(11,661)	(17,084)	41
Minority interest	(4,013)	15,687	(2,070)
Deferred income tax expense (benefit)	7,003	(3,978)	(356)
Income from investments in unconsolidated subsidiaries	(24,052)	(17,689)	(16,550)
Distributions of earnings from unconsolidated subsidiaries	7,721	2,702	1,899
Net cash provided by earnings	57,730	43,567	36,854
Changes in operating assets and liabilities:
Restricted cash	8,534	(2,303)	1,274
Accounts receivable	(25,114)	(7,182)	16,834
Receivables from affiliates	(7,978)	16,365	(12,240)
Notes receivable and other assets	(4,711)	(8,776)	(7,715)
Real estate held for sale and under development	(146,387)	(9,287)	(7,271)
Notes payable on real estate held for sale and under development	109,824	7,953	3,651
Accounts payable and accrued expenses	2,687	39,550	6,167
Payables to affiliates	(36)	(64)	104
Income taxes payable	4,285	10,653	4,347
Other liabilities	(1,844)	3,972	8,704
Net cash flows from changes in working capital	(60,740)	50,881	13,855
Net cash provided by (used in) operating activities	(3,010)	94,448	50,709
Investing activities
Expenditures for furniture and equipment	(9,819)	(5,735)	(10,458)
Proceeds from sales and maturities of securities	6,699	—	—
Payment for purchase of securities	(25,101)	—	—
Additions to real estate held for investment	(39,492)	(105,809)	(26,303)
Net proceeds from disposition of real estate held for investment	38,881	67,298	16,479
Investments in unconsolidated subsidiaries	(114,515)	(6,715)	(6,594)
Distributions from unconsolidated subsidiaries	28,542	13,849	28,838
Net cash provided by (used in) investing activities	(114,805)	(37,112)	1,962
Financing activities
Principal payments on long-term debt and capital lease obligations	(146,081)	(121,934)	(98,695)
Proceeds from long-term debt	182,400	108,538	86,923
Contributions from minority interest	18,444	19,742	3,488
Distributions to minority interest	(27,510)	(19,569)	(11,497)
Proceeds from notes payable on real estate held for investment	30,130	77,832	5,148
Payments on notes payable on real estate held for investment	(17,649)	(30,596)	(3,259)
Proceeds from exercise of stock options	8,218	1,691	904
Proceeds from issuance of common stock	3,195	2,915	2,363
Purchase of common stock	(20,050)	(37,934)	(10,435)
Net cash provided by (used in) financing activities	31,097	685	(25,060)
Net increase (decrease) in cash and cash equivalents	(86,718)	58,021	27,611
Cash and cash equivalents, beginning of period	163,637	105,616	78,005
Cash and cash equivalents, end of period	$76,919	$163,637	$105,616

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Net income	$59,407	$39,119	$21,040
Other comprehensive income:
Foreign currency translation adjustments, net of tax (expense) benefit of $336 in 2005, $(674) in 2004 and $(1,033) in 2003	(475)	937	1,358
Unrealized holding gains/(losses) on available for sale securities, net of tax expense of $84 in 2005	145	—	—
Change in fair value of interest rate swap agreement, net of tax expense of $229 in 2003	—	—	337
Comprehensive income	$59,077	$40,056	$22,735

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies

Organization

Trammell Crow Company (the “Company”) is one of the largest diversified commercial real estate service companies in the world. The Company delivers brokerage, project management and building management services through its Global Services group and undertakes development and investment activities through its Development and Investment group. The Company serves two different types of clients: user clients, who include large corporations, healthcare systems, public sector clients and other end users that occupy commercial property in connection with their business operations; and investor clients, who include pension funds, advisors and others who own or manage real estate assets primarily for investment purposes.

Services provided to user clients by the Company’s Global Services group are: corporate advisory services, project management and facilities management. Corporate advisory services are brokerage and brokerage-related services that include primarily tenant representation brokerage services, as well as other transaction or portfolio services such as acquisition/disposition brokerage, lease administration and lease audits. Project management services include facility planning, construction oversight, space planning, site consolidations, multi-location expansion programs, facilities design, signage conversions, portfolio-wide operational refits and upgrades, and workplace moves, adds, and changes. Facilities management services are building management services that include administration and day-to-day operation, maintenance and repair of client-occupied facilities; office services; and call center services.

Services provided to investor clients by the Company’s Global Services group are: brokerage, construction management and property management. Brokerage services include project leasing (when the Company is engaged as the owner’s leasing agent for renewals, expansions and leasing of vacant space in investor-owned properties) and capital markets (investment sales and capital sourcing) services.  Construction management services are project management services that primarily include space planning and tenant finish coordination, typically in conjunction with property management and leasing assignments. Property management services are building management services that include all aspects of building operations, maintenance and repair, tenant relations and oversight of building improvement processes.

Global Services clients are served through a network of offices in the United States, Canada, Europe, Asia-Pacific and Latin/South America. Operations outside of the United States are primarily focused on the provision of services to user clients, which generally include U.S.-based multi-nationals who have outsourced their services requirements to the Company on a portfolio basis. The Company’s international service delivery is enhanced by its affiliations and alliances with Savills plc (“Savills”), a leading property services company based in the United Kingdom with operations throughout Europe and Asia; Trammell Crow Meghraj, a leading property services company in India; and JJ Barnicke, a leading Canadian real estate services provider.

The Development and Investment group provides development services to users and pursues opportunistic but risk-mitigated development and investment in commercial real estate across a wide spectrum of product types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); higher education facilities, including

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

student housing; and residential/mixed-use projects. The Company acts as the general manager of the development process, providing services that are vital in all stages of the process, including: (i) site identification, due diligence and acquisition; (ii) evaluating project feasibility, budgeting, scheduling and cash flow analysis; (iii) procurement of approvals and permits, including zoning and other entitlements; (iv) project finance advisory services; (v) coordination of project design and engineering; (vi) construction bidding and management and tenant finish coordination; and (vii) project close-out and tenant move coordination. The Company may pursue development and investment activity on behalf of its user and investor clients (with no ownership), in partnership with its clients (through co-investment—either on an individual project basis or through a fund or program) or for its own account (100% Company ownership).

Reclassifications

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain assets and liabilities at December 31, 2004, and certain revenues and expenses for the first three quarters of 2005, and the years ended December 31, 2004 and 2003, were reclassified to conform to the presentation at and for the year ended December 31, 2005 (see Notes 10 and 15). As a result, certain balances differ from the amounts reported in previously filed documents. Certain distributions from unconsolidated subsidiaries have been reclassified in the Company’s consolidated statements of cash flows. As a result, cash flows from operating activities and investing activities differ from previously filed documents. These reclassifications had no impact on the Company’s consolidated balance sheets, statements of operations or earnings per share amounts.

Use of Estimates

The preparation of the financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation

The Company’s consolidated financial statements include the accounts of the Company, variable interest entities (“VIEs”) in which the Company is the primary beneficiary and other subsidiaries over which the Company has control.

Variable Interest Entities

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
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

Limited Partnerships, Limited Liability Companies and Other Subsidiaries

The Company’s determination of the appropriate accounting method with respect to its investments in limited partnerships, limited liability companies and other subsidiaries is based on control. For the Company’s general partner interests, the Company is presumed to control (and therefore consolidates) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to participate in significant decisions made in the ordinary course of the entity’s business. The Company accounts for its non-controlling general partner investments in these entities under the equity method. This treatment also applies to the Company’s managing member interests in limited liability companies.  See New Accounting Pronouncements below for additional discussion of EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”) regarding the Company’s general partner interests.

The Company’s determination of the appropriate accounting method for all other investments in subsidiaries is based on the amount of influence the Company has (including its ownership interest) in the underlying entity. Those other investments where the Company has the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiaries (including certain subsidiaries where the Company has less than 20% ownership) are accounted for using the equity method. The Company eliminates transactions with such equity method subsidiaries to the extent of its ownership in such subsidiaries. Accordingly, the Company’s share of the earnings or losses of these equity method subsidiaries is included in consolidated net income. All remaining investments of the Company are carried at cost. Under either the equity or cost method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

Revenue Recognition

The Company recognizes fees from property management and facilities management services over the terms of the respective management contracts. Most of the property management contracts are cancelable at will or with 30 days notice. The terms of the facilities management contracts generally range from three to five years, although many provide for shorter terms or earlier termination rights under certain circumstances. Also, the Company earns incentive fees for facilities management services based on various quantitative and/or qualitative criteria specified in the management agreement. These fees are recognized when quantitative criteria have been met or, for those incentive fees based on qualitative criteria, upon approval of the fee by the client. The Company’s management and incentive fee revenues are not recognized to the extent that such revenues are subject to future performance contingencies, but are recognized once the contingency has been resolved.

The Company’s project leasing and tenant representation transactions are subject to commission agreements that typically describe the calculation of the fee and when the Company earns such fee. The recognition of revenue for each transaction is dictated by the terms of the relevant commission agreement, each of which may be unique. The commission agreements generally provide that 50% of the commission is earned and payable upon execution of the lease and 50% is earned and payable upon the tenant’s

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

occupancy of the space. Generally the first 50% of the commission is not contingent on the subsequent occupancy of the space. However, sometimes these agreements contain refund provisions whereby the first 50% of the commission may be refundable should the tenant not occupy the subject space. In cases where refund provisions or other contingencies exist, the Company does not recognize the revenue until the contingency is eliminated. Investment sales brokerage revenue is recognized upon closing of the underlying real estate transaction. The Company does not recognize these revenues until there is evidence of an arrangement, services have been rendered, the price is determinable, and collectibility is reasonably assured. These policies have been in place since the Company’s initial public offering in 1997.

Development services and project management services generate fees from development and construction management projects and net construction revenues, which are gross construction revenues net of subcontract costs. For projects where the Company operates as a general contractor, fees are generally recognized using the percentage-of-completion method based on costs incurred as a percentage of total expected costs. Gross construction services revenues totaled $46,641, $35,438 and $33,526 and subcontract costs totaled $41,775, $30,986 and $26,215 in 2005, 2004 and 2003, respectively. Some development and construction management and project management assignments are subject to agreements that describe the calculation of fees and when the Company earns such fees. The earnings terms of these agreements dictate when the Company recognizes the related revenues. The Company may earn incentive fees for project management services based upon achievement of certain performance criteria as set forth in the project management services agreement. The Company may also earn incentive development fees by reaching specified time table, leasing, budget or value creation targets, as defined in the relevant development services agreement. Certain incentive development fees allow the Company to share in the fair value of the developed real estate asset above cost. This sharing creates additional revenue potential to the Company with no exposure to loss other than opportunity cost. The Company recognizes such fees when the specified target is attained.

The Company records deferred income to the extent that cash payments have been received in accordance with the terms of underlying agreements, but such amounts have not yet met the criteria for revenue recognition in accordance with GAAP. The Company recognizes such revenues when the appropriate criteria are met.

Certain of the Company’s contracts provide for reimbursement for employee-related costs which the Company recognizes as revenue. Also, in accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, certain reimbursements received from clients for out-of-pocket expenses are characterized as revenue in the statement of income rather than as a reduction of the expenses incurred. Since the Company is the primary obligor, has supplier discretion and bears credit risk for such expenses, the Company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recognized when the underlying reimbursable costs are incurred.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

Real Estate

Classification and Impairment Evaluation

The Company classifies real estate in accordance with the criteria of FAS 144 as follows: (i) Real estate held for sale, which includes completed assets or land for sale in its present condition that meet all of the FAS 144 “held for sale” criteria, (ii) Real estate under development (current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date; (iii) Real estate under development (non-current), which includes real estate that the Company is in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date; or (iv) Real estate held for investment, which consists of completed assets not expected to be disposed of within one year of the balance sheet date and land on which development activities have not yet commenced. Any asset reclassified from real estate held for sale to real estate under development (current or non-current) or real estate held for investment is recorded individually at the lower of its fair value at the date of the reclassification or its carrying amount before it was classified as “held for sale,” adjusted (in the case of real estate held for investment) for any depreciation that would have been recognized had the asset been continuously classified as real estate held for investment.

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

Cost Capitalization and Allocation

When acquiring, developing and constructing real estate assets, the Company capitalizes costs in accordance with Statement of Financial Accounting Standards No. 67, Accounting for Costs and the Initial Rental Operations of Real Estate Properties (“FAS 67”). Capitalization begins when the activities related to development have begun and ceases when activities are complete. Costs capitalized under FAS 67 include pursuit costs, or pre-acquisition/pre-construction costs, taxes and insurance, development and construction costs and costs of incidental operations. Pursuit costs capitalized in connection with a potential development project that the Company has determined not to pursue are written off in the period that determination is made.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

The Company often purchases bulk land that it intends to sell or develop in phases. The land basis allocated to each phase is based on the relative estimated fair value of the phases before construction. The Company allocates construction costs incurred relating to more than one phase between the various phases; if the costs cannot be specifically identified to a certain phase or the improvements benefit more than one phase, the Company allocates the costs between the phases based on their relative estimated sales values. Relative allocations of the costs are changed as the estimates are revised.

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

Dispositions of Real Estate

Gains on disposition of real estate are recognized upon sale of the underlying project in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. The Company evaluates each real estate sale transaction to determine if it qualifies for gain recognition under the full accrual method. If the transaction does not meet the criteria for the full accrual method of profit recognition based on the Company’s assessment, the Company accounts for a sale based on an appropriate deferral method determined by the nature and extent of the buyer’s investment and the Company’s continuing involvement.

Discontinued Operations

FAS 144 extends the reporting of a discontinued operation to a “component of an entity,” but further requires that a component be classified as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity in the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As defined in FAS 144, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Because each of the Company’s real estate assets is generally accounted for in a discrete subsidiary, almost every real estate asset constitutes a component of an entity under FAS 144, increasing the likelihood that the disposition of assets the Company holds for sale in the ordinary course of business must be reported as a discontinued operation unless the Company has significant continuing involvement in the operations of the asset after its disposition. Furthermore, operating profits and losses on such assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur. The Company has certain real estate assets that are land parcels and may constitute a component of an entity. From time to time, the

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

Company disposes of these land parcels in smaller lots. An individual lot that is part of a larger land parcel may constitute a component of an entity within the meaning of paragraph 41 of FAS 144 when it is either classified as held for sale in accordance with FAS 144 or sold.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Accumulated amortization of goodwill was $9,840 and $9,837 at December 31, 2005 and 2004, respectively. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (“FAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. These impairment tests are based on the comparison of the fair value of each of the Company’s reporting units to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a writedown of goodwill is recognized. The Company’s reporting units mirror its two segments, Global Services and Development and Investment, as each segment’s underlying business units have similar long-term economic characteristics and service delivery capabilities. All of the Company’s goodwill relates to its Global Services segment. The Company has performed the required impairment tests under FAS 142 and determined that no impairment of its goodwill existed at December 31, 2005.

Intangible Assets

The Company’s intangible assets primarily include contract intangibles, employment-related contracts and the value of management contracts acquired by the Company through business acquisitions. Intangible assets are evaluated when indicators of impairment are present and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than an asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis.

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
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

From time to time, the Company enters into contracts with certain management-level employees and brokers, as well as employees hired in connection with acquisitions of real estate services companies. To the extent that any amount paid or loaned to an employee (generally at the inception of the employment relationship or in connection with employee relocations) in accordance with these agreements is contractually tied to an employee’s future performance with the Company, the amount is expensed as compensation over the period that such performance is achieved, as stipulated in the applicable agreement. Amounts loaned to employees under these arrangements are included in notes and other receivables and other assets in the Company’s consolidated balance sheet.

In connection with certain acquisitions, the Company has recorded intangible assets related to the value of certain management contracts acquired. These intangible assets are amortized over the estimated life of the contracts, generally from five to six years.

Marketable Securities

The Company accounts for investments in marketable debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies marketable securities it acquires with the intent to generate a profit from short-term movements in market prices as trading securities. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale. All of the marketable securities held by the Company at December 31, 2005 were classified as available for sale.

In accordance with FAS 115, the available for sale securities are carried at their fair market value and any difference between cost and market value expected to be temporary is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity. Premiums and discounts are recognized in interest and other income using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest and other income.

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
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less when purchased.

Restricted Cash

At December 31, 2005 and 2004, restricted cash primarily consisted of $950 and $8,254, respectively, received by the Company from clients for future development costs on buildings being renovated or constructed by the Company on behalf of such clients. Contractual restrictions provide that these funds can only be used to pay for construction costs related to the underlying renovation or construction projects. In addition, restricted cash included $449 and $1,696 at December 31, 2005 and 2004, respectively, related to cash held by a VIE that the Company consolidates as the primary beneficiary (see Note 2).

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

Earnings Per Share

The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents, including unvested restricted stock and options to purchase shares of common stock. Diluted weighted-average common shares outstanding included the following:

	Years Ended December 31,
	2005	2004	2003
Basic weighted-average common shares outstanding	33,786,147	35,064,453	35,572,493
Dilutive effect of common stock equivalents	2,654,793	2,175,348	1,208,022
Diluted weighted-average common shares outstanding	36,440,940	37,239,801	36,780,515

Stock-Based Compensation

The Company has elected to use the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for its stock-based compensation arrangements (see Note 11). Compensation expense for stock options is recognized to the extent the market price of the underlying stock on the date of grant exceeds the exercise price of the option. The

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

Company recognizes compensation expense related to restricted stock awards over the vesting period of the underlying award in an amount equal to the fair market value of the Company’s stock on the date of grant.  For awards with graded vesting, compensation expense is recognized using the accelerated expense attribution method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Pro forma information regarding net income and net income per share, shown in the table below, has been determined as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: risk-free interest rates of 3.21%; a dividend yield of 0.00%; volatility factors of the expected market price of the Company’s common stock of 0.407; and a weighted-average expected life of the options of seven years. The Company made no option grants in 2004 or 2005.

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
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

For the purpose of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options’ vesting period. Pro forma information is as follows:

	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$59,407	$39,119	$21,040
Add: Stock-based employee compensation expense included in net income, net of related tax effects	4,288	4,097	2,216
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,125	5,844	5,034
Pro forma net income	$58,570	$37,372	$18,222
Net income per share:
Basic—as reported	$1.76	$1.12	$0.59
Basic—pro forma	$1.73	$1.07	$0.51
Net income per share:
Diluted—as reported	$1.63	$1.05	$0.57
Diluted—pro forma	$1.61	$1.00	$0.50

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

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company’s financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. As of December 31, 2005, the estimated settlement value of non-controlling interests in the Company’s consolidated limited life subsidiaries was $4,908, as compared to book value (included in minority interest on the Company’s balance sheet) of $4,657. The excess of settlement value over book value is driven by an even larger estimated appreciation of certain consolidated real estate assets and

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

investments from the Company’s book value, offset by estimated selling costs and debt prepayment penalties, if any.

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

FAS 123R will become effective for the Company beginning January 1, 2006. FAS 123R permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. The Company plans to adopt FAS 123R using the modified-prospective method under which it will record compensation expense for all share-based awards granted after the effective date and for those unvested awards granted prior to the effective date.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for the fair value of employee stock options or for the difference between the employee’s cost and the market value of stock purchased under the Company’s employee stock purchase plan. Accordingly, the adoption of FAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it is not expected to impact the Company’s overall financial position. The total impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, the amount of additional expense the Company will recognize subsequent to adoption related to unvested stock options granted prior to adoption (net of estimated forfeitures) is not material. FAS 123R will also require the Company to estimate forfeitures of share-based payments upon grant. Prior to the adoption of FAS 123R, the Company’s policy has been to reverse expense related to forfeitures of restricted stock as they occur. In the first quarter of 2006, the Company will record additional income of approximately $1,006, net of income taxes, as a cumulative effect of a change in accounting principle. This cumulative effect represents a reversal of expense taken for those shares of unvested restricted stock granted prior to adoption that the Company estimates will be forfeited before vesting.

FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions related to the exercise of stock options and vesting of restricted stock was $6,093 in 2005 and not material in 2004 or 2003.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies (Continued)

In June 2005, the FASB ratified the consensus in EITF 04-5, which states that the general partner in a limited partnership is presumed to control that limited partnership. That presumption may be overcome if the limited partners have either (1) the substantive ability—either by a single limited partner or through a simple majority vote—to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights. Substantive participating rights provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.

The effective date for applying the guidance in EITF 04-5 to the Company’s general partner interests is June 29, 2005, for all new or amended limited partnerships and January 1, 2006, for all other limited partnerships. The Company has applied EITF 04-5 for new or amended limited partnerships after June 29, 2005, in its December 31, 2005, financial statements. The Company is evaluating the impact of the new guidance on all other limited partnerships. The Company expects that the adoption for existing partnerships will not have a material impact on the Company’s net income, earnings per share or stockholders’ equity, but could require balance sheet consolidation or de-consolidation of certain of those existing partnerships.

2.   Variable Interest Entities

The Company was involved in the formation of a legal entity to act primarily as an agent of the Company to enter into policies with insurance carriers. The policies are for various types of insurance, including general liability, workers’ compensation and automotive. The entity is wholly-owned by an employee of the Company who holds the appropriate local insurance agent’s license required to issue these insurance policies on behalf of the insurance carriers. The entity collects premiums and remits them to the insurance carriers. In exchange, the entity receives commissions from the insurance carriers and remits a portion of the commission revenue to the Company (determined at the Company’s full discretion) in accordance with a facilities and services agreement. Based upon its evaluation, the Company consolidates this entity as the primary beneficiary of a VIE under FIN 46R. As of December 31, 2005, the Company had $449 recorded in restricted cash and $344 recorded in available for sale securities (non-current) that serve as collateral for the VIE’s obligations to the insurance carriers.

In 2005, the Company restructured a consolidated entity established to develop an office building by admitting a majority interest partner. Based upon its evaluation at this reconsideration event, the Company consolidates this entity as the primary beneficiary of a VIE. The entity’s note payable balance of $26,520 at December 31, 2005, is non-recourse to the Company and is collateralized by the underlying real estate project.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

2.   Variable Interest Entities (Continued)

In 2005, the Company acquired $110,000 of tax credits through a program enacted by the Community Renewal Tax Relief Act of 2000. This program creates tax credits for equity investments in Community Development Entities (“CDEs”). The CDEs make qualified loans to Qualified Active Low-Income Community Businesses. Also in 2005, the Company obtained 0% to 0.01% managing interests in various CDEs established to make these loans. The CDEs’ equity used to fund the loans was contributed by its 99.99% to 100% third party investor members. Through December 31, 2005, the CDEs have made qualified loans totaling approximately $59,875. The Company has determined that each of these CDEs is a VIE. However, based upon its evaluation, the Company is not the primary beneficiary of the entities. The Company believes that its maximum exposure to loss as a result of its involvement with these VIEs is not material. Additionally, in 2005, the Company obtained a 49% membership interest in a related entity that acts as the administrative member performing loan servicing and tax matters for the CDEs. Based upon the Company’s evaluation, this entity is also a VIE since the entity’s equity was funded from up-front fees received from the CDEs. However, based upon its evaluation, the Company is not the primary beneficiary of the entity. The Company believes that its maximum exposure to loss as a result of its involvement with this VIE is not material.

In 2004, the Company issued a budget guaranty relating to a development project. Under the budget guaranty, the Company is responsible for all costs in excess of an approved budget of approximately $35,520. The Company was involved in the design of the underlying entity and has determined that its budget guaranty represents a variable interest in a VIE for which the Company is not the primary beneficiary. The Company cannot estimate its actual maximum exposure to loss as a result of its involvement with this VIE because the budget guaranty is unlimited. However, based on the Company’s experience of minimal payments under similar arrangements and the existence of a guaranteed maximum price contract between the general contractor and the owner of the project that mitigates the Company’s risk, the Company believes that its exposure to loss is not material.

The Company is part of a co-lender group with an independent third party that issued a mezzanine loan to the owner of two office buildings. In April 2000, the Company provided $567 of the total $5,667 mezzanine loan. At that time, another independent third-party lender provided the senior financing of $19,100 to the owner. The Company also provides building management and leasing services for the buildings under a long-term contract at market rates for such services. The mezzanine loan arrangement is considered to be a variable interest in the entity that owns the property, which the Company believes is a VIE. However, based upon the Company’s evaluation, the Company is not the primary beneficiary of the entity, and, therefore, the Company has not consolidated the VIE. The VIE sold one of its buildings in December 2004 and paid a portion of the Company’s note receivable at that time. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its outstanding note balance of $430 as of December 31, 2005.

3.   Real Estate

The Company provides build-to-suit services for its clients and also develops or purchases certain projects which it intends to sell to institutional investors upon project completion or redevelopment. Therefore, the Company has ownership of real estate until such projects are sold. Certain real estate assets

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

3.   Real Estate (Continued)

owned by the Company secure the outstanding balances of underlying mortgage or construction loans. All real estate is included in the Company’s Development and Investment segment (see Note 21). At December 31, real estate consisted of the following:

	2005
	Land	Buildings and Improvements		Other		Total
Real estate under development (current)	$36,625	$93,338		$—		$129,963
Real estate included in assets held for sale (see Note 10)	6,289	14,245		—		20,534
Real estate under development (non-current)	107,634	9,576		—		117,210
Real estate held for investment	44,710	44,990	(1)	206		89,906
	$195,258	$162,149		$206	(2)	$357,613

	2004
	Land	Buildings and Improvements		Other		Total
Real estate under development (current)	$2,926	$6,638		$—		$9,564
Real estate included in assets held for sale (see Note 10)	31,931	16,938		1		48,870
Real estate under development (non-current)	27,529	28,865		—		56,394
Real estate held for investment	72,123	32,889	(1)	1,145		106,157
	$134,509	$85,330		$1,146	(2)	$220,985

(1)                Net of accumulated depreciation of $2,075 and $783 at December 31, 2005 and 2004, respectively.

(2)                Includes balances for lease intangibles and tenant origination costs of $(1,627) and $1,833 at December 31, 2005, and $(1,238) and $2,384 at December 31, 2004, respectively. The Company records lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization (recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs).

No material provisions for losses on real estate held for sale were recorded in 2005 or 2004. In 2003, the Company recorded provisions for losses on real estate of $1,903 to increase the allowances on real estate held for sale to reflect assets at fair value less cost to sell, of which $1,395 was included in discontinued operations in the consolidated statement of income and all remaining amounts were included in general and administrative expenses. With respect to one project to which these allowances relate, the related non-recourse note payable matured in 2004, and the Company conveyed the underlying property to the lender in order to satisfy the note.

During 2004 and 2003, the Company recorded writedowns for impairment of real estate (not classified as held for sale at the time of such writedowns) totaling $578 and $4,005, respectively. In 2004 and 2003,

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

3.   Real Estate (Continued)

$120 and $2,826 of such impairments were included in discontinued operations in the consolidated statement of income, and all remaining amounts were included in general and administrative expenses. There were no such writedowns for impairment in 2005.

The 2004 writedowns for impairment primarily relate to a vacant land parcel in a market in which rental rates continued to decline and vacancy rates continued to increase. The Company obtained market comparisons for the land parcel and determined that, based on those market comparisons, the value of the land was impaired. A portion of the 2004 and 2003 writedowns related to a real estate project located in a market with high vacancy rates and other buildings likely to lease up prior to the Company’s building. The fair value of the asset was based on market comparisons obtained by the Company. The Company sold the underlying asset and funded $316 of the recourse note payable in August 2004. The 2003 writedowns also reflected impairment related to a single-tenant office/industrial real estate project. The non-recourse note payable related to the project had matured and subsequently, the Company conveyed the underlying property to the lender to satisfy the note. The fair value of the asset was determined based on a discounted cash flow projection prior to the conveyance of the property to the lender.

In 2005, the partnership agreements of two real estate partnerships that were consolidated by the Company were amended. The other partners of the partnerships have substantive rights and therefore, the Company began using the equity method of accounting for these real estate subsidiaries, resulting in a non-cash reduction in real estate of $29,859, a non-cash decrease in other current assets of $866, a non-cash increase in investment in subsidiaries of $4,376, a non-cash decrease in other assets of $247, a non-cash increase in accrued expenses of $57, a non-cash reduction in notes payable on real estate of $24,390 and a non-cash decrease in minority interest of $2,149. No gain or loss was recognized on these transactions.

In 2003, the Company sold a parcel of land for $1,750, of which $1,125 of the consideration received was in the form of an interest-bearing note from the buyer. The Company retained a unilateral right to repurchase the property at any time through 2006, in addition to maintaining the right to approve any plans for development on the property. If the Company exercises its repurchase option, the Company would repay the amount it received from the buyer, plus a return on the buyer’s investment. Because of the Company’s continuing involvement in and option to repurchase the property, the transaction was recorded as a financing transaction rather than a sale. As of December 31, 2005, real estate under development (non-current) included $1,408 and current portion of notes payable on real estate included $1,750 related to this parcel of land.

The estimated costs to complete the 31 consolidated real estate projects under development or to be developed by the Company as of December 31, 2005, totaled $310,172. At December 31, 2005, the Company had commitments for the sale of five of the projects.

Rental revenues (which are included in development and construction revenue) and expenses (which are included in general and administrative expenses) relating to the Company’s operational real estate properties, excluding those reported as discontinued operations, were $8,849 and $7,889, respectively in 2005, $10,081 and $7,115, respectively, in 2004 and $9,434 and $4,632, respectively, in 2003.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

4.   Marketable Securities

The following table is a summary of marketable securities held by the Company at December 31, 2005, all of which were classified as available for sale. The Company held no marketable securities at December 31, 2004.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$6,158	$10	$(57)	$6,111
Corporate debt securities	3,254	2	(42)	3,214
Asset-backed securities	1,592	4	(6)	1,590
Collateralized mortgage obligations	1,715	1	(18)	1,698
Total debt securities	12,719	17	(123)	12,613
Equity securities	5,683	511	(176)	6,018
Total available for sale securities	$18,402	$528	$(299)	$18,631

The net carrying value and estimated fair value of debt securities at December 31, 2005, by contractual maturity, are shown below. Actual repayment dates may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Debt securities:
Due in one year or less	$499	$495
Due after one year through five years	5,208	5,154
Due after five years through ten years	3,543	3,512
Due after ten years	162	163
Asset-backed securities	1,592	1,591
Collateralized mortgage obligations	1,715	1,698
Total debt securities	$12,719	$12,613

The Company recorded no significant realized gains or losses related to sales of marketable securities in 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

5.   Furniture and Equipment

Furniture and equipment consisted of the following at December 31:

	2005	2004
Owned assets, at cost	$53,314	$47,418
Less: Accumulated depreciation on owned assets	33,801	30,388
	19,513	17,030
Assets under capital leases	525	4,890
Less: Accumulated amortization on assets under capital leases	251	3,271
	274	1,619
Furniture and equipment, net	$19,787	$18,649

6.   Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consisted of the following at December 31:

	2005	2004
Real estate	$44,496	$39,829
Other	130,915	34,261
	$175,411	$74,090

As part of its real estate development activities, the Company has numerous investments in unconsolidated subsidiaries, generally with unaffiliated parties. These underlying entities typically own real estate investments and carry debt related to the financing of such real estate.

The aggregate carrying amount of the Company’s cost method investments was $2,209 at December 31, 2005. The Company evaluated the carrying amount of its cost method investments for impairment and determined that no impairment existed as of December 31, 2005.

In April 2005, the Company exercised its option to acquire additional shares of Savills. The exercise of the option resulted in the issuance of 5,243,229 shares by Savills at a price of 701.28 pence per share, for a total cost of £36,770 ($70,392). The exercise represented a 20% premium to the average mid-market closing price of the shares in trading on the London Stock Exchange for the five trading days preceding the exercise of the option. Preceding its exercise of the option, also in April 2005, the company acquired 1,677,970 of Savills’ Ordinary Shares in open market purchases at an average price of 650.00 pence per share, having the effect of reducing the number of shares purchasable under the option. The option exercise and the market purchase together increased the Company’s ownership stake to approximately 19.6% of Savills’ Ordinary Shares then outstanding. The aggregate cost of the market purchases and the shares issued upon exercise of the option was $91,272. The purchases were funded by borrowings under the Company’s line of credit.

The Company has completed its purchase price allocation of this additional ownership interest in Savills. Of the total purchase price, $3,251 has been allocated to the value of customer relationships, property and facilities management contracts and backlog. This amount is being amortized over periods up

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

6.   Investments in Unconsolidated Subsidiaries (Continued)

to ten years. The difference between the carrying value of the additional investment and the amount of underlying equity in net assets of $67,371 will be evaluated for impairment as part of the investment as a whole when evidence of a loss in value occurs.

The Company accounts for its interest in Savills on the equity method because it has significant influence over Savills due to the following factors: (i) the Company has the right to designate two members of Savills’ board of directors (which has significant influence over the management of Savills); and (ii) the Company has a strategically significant commercial relationship with Savills. The Company’s portion of Savills’ undistributed earnings totaled $16,328 at December 31, 2005, and was included in retained earnings. The aggregate market value of the investment at December 31, 2005, was $221,300, which exceeded its carrying value.

Summarized financial information for unconsolidated subsidiaries accounted for on the equity method was as follows:

	December 31,
	2005	2004
Real Estate:
Real estate	$435,980	$287,791
Other assets	82,162	50,482
Total assets	$518,142	$338,273
Notes payable on real estate	$283,259	$160,799
Other liabilities	21,465	9,986
Equity	213,418	167,488
Total liabilities and equity	$518,142	$338,273
Other:
Current assets	$519,910	$410,161
Non-current assets	197,024	122,826
Total assets	$716,934	$532,987
Current liabilities	$344,824	$282,425
Non-current liabilities	61,902	37,445
Minority interest	988	303
Equity	309,220	212,814
Total liabilities and equity	$716,934	$532,987
Total:
Assets	$1,235,076	$871,260
Liabilities	$711,450	$490,655
Minority interest	988	303
Equity	522,638	380,302
Total liabilities and equity	$1,235,076	$871,260

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

6.   Investments in Unconsolidated Subsidiaries (Continued)

	Years Ended December 31,
	2005	2004	2003
Real Estate:(1)
Total revenues	$46,014	$61,268	$42,222
Total expenses	18,158	15,819	35,818
Net income	$27,856	$45,449	$6,404
Other:
Total revenues	$754,724	$679,856	$558,802
Total expenses	683,973	614,727	524,187
Net income	$70,751	$65,129	$34,615
Total:
Total revenues	$800,738	$741,124	$601,024
Total expenses	702,131	630,546	560,005
Net income	$98,607	$110,578	$41,019

(1)                The amounts for the years ended December 31, 2004 and 2003, include TFK Retail, Ltd. (“TFK”), an entity that held a portfolio of real estate assets. TFK was a significant subsidiary in accordance with Rule 3-09 of Regulation S-X. The Company held a 16.97% ownership interest in TFK, which disposed of all its assets in 2004.

7.   Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2005	2004
Payroll and bonuses	$68,683	$67,315
Commissions	34,449	36,171
Development costs	24,016	16,601
Deferred income	13,193	13,160
Interest	398	455
Insurance	2,144	2,150
Restructuring charges	1,810	1,902
Other	12,574	11,229
	157,267	148,983
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale (see Note 10)	1,507	2,957
	$155,760	$146,026

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

8.   Long-Term Debt and Capital Lease Obligations

Long-term debt consisted of the following at December 31:

	2005	2004
Borrowings under $175,000 line of credit with a bank (the “Credit Facility”)	$35,000	$—
Borrowings under $25,000 short-term revolving line of credit with a bank (the “Swing Line”)	—	—
Borrowings under £1,100 short-term borrowing facility with a bank (the “European Facility”)	1,286	—
Other	50	14
Total long-term debt	36,336	14
Less: Current portion of long-term debt	1,302	6
	$35,034	$8

During June 2005, the Company entered into the Credit Facility and the Company’s previous $150,000 line of credit was terminated. The Company repaid borrowings outstanding under the previous line of credit with proceeds from the Credit Facility. Borrowings under the Credit Facility are due in June 2008 and are either Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin of 0.25% depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurodollar plus a margin which ranges from 1.75% to 2.0%, depending upon the Company’s leverage ratio. The Eurodollar rate is based on the British Bankers Association LIBOR rate. The interest rate for borrowings under the Credit Facility was 6.0% at December 31, 2005.

The shares of certain subsidiaries of the Company, accounting for at least 80% of Adjusted Gross EBITDA, as defined in the Credit Facility agreement, are pledged as security for the Credit Facility.

The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum net worth and liquidity and certain key financial data. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization, plus, for the year ending December 31, 2005 only, an amount equal to $20,000. There are also restrictions on investments and acquisitions that can be made by the Company. At December 31, 2005, the Company was in compliance with all covenants of the Credit Facility.

The covenants associated with the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $175,000 commitment. At December 31, 2005, the Company had unused borrowing capacity of $133,914 (taking into account borrowings and letters of credit outstanding) under its Credit Facility.

Under the Credit Facility, the Company pays a quarterly fee equal to 0.25% per annum of the unused commitment under the line. If a certain interest coverage ratio is not maintained, as defined in the agreement, the Credit Facility requires the Company to enter into one or more interest rate agreements

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

8.   Long-Term Debt and Capital Lease Obligations (Continued)

for the Company’s floating rate indebtedness in excess of $30,000 (other than construction loans under which interest is capitalized in accordance with GAAP) ensuring the net interest is fixed, capped or hedged.

The Swing Line is a component of the Credit Facility. Borrowings under the Swing Line mature five business days from the date drawn (no later than June 28, 2008) and bear interest at a 30-day LIBOR-based rate (plus an applicable margin as defined in the agreement). Borrowings under the Swing Line reduce borrowing capacity under the Credit Facility.

The European Facility is held by the Company’s European outsourcing subsidiary. Borrowings under the European Facility are payable on demand, bear interest at the bank’s base rate plus 1.75% (borrowing rate of 6.25% at December 31, 2005), are payable quarterly, and are recourse to the Company.

Principal maturities of long-term debt at December 31, 2005, were as follows:

2006	$1,302
2007	12
2008	35,010
2009	8
2010	4
$36,336

At December 31, 2004, the Company had current obligations under capital leases of $363, primarily for furniture and equipment, which were secured by the underlying assets. The Company had no such obligations at December 31, 2005.

9.   Notes Payable on Real Estate

The Company had loans secured by real estate (the majority of which were construction loans), which consisted of the following at December 31:

	2005	2004
Current portion of notes payable on real estate	$133,941	$10,263
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 10)	16,001	28,647
Total notes payable on real estate, current portion	149,942	38,910
Notes payable on real estate, non-current portion	106,216	110,794
Total notes payable on real estate	$256,158	$149,704

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

9.   Notes Payable on Real Estate (Continued)

At December 31, 2005, $8,300 of the current portion and $10,269 of the non-current portion of notes payable on real estate were recourse to the Company (beyond being recourse to the single-purpose entity that held the real estate asset and was the obligor on the note payable). With respect to a project to which $3,322 of the current recourse obligations related, the Company has an agreement to sell the project upon completion, the proceeds of which will be used to repay the related note payable.

Principal maturities of notes payable on real estate at December 31, 2005, were as follows:

2006	$32,430
2007	174,149
2008	49,579
$256,158

Interest rates on loans outstanding at December 31, 2005, ranged from 6.0% to 12.0%. Generally, only interest is payable on the real estate loans (and is generally drawn on the underlying construction loan), with all unpaid principal and interest due at maturity. Capitalized interest in 2005 and 2004 totaled $15,654 and $10,898, respectively.

In 2003, in conjunction with the purchase of a real estate project held for investment, the Company assumed the seller’s obligations on a note with respect to the project, which resulted in a non-cash increase in notes payable on real estate totaled $796.

The Company has a participating mortgage loan obligation related to a real estate project under development. The participating mortgage loan is subordinate to a construction loan on the underlying project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and capital proceeds, net of related expenses, upon the sale of the project, after payment of amounts due under the construction loan. The lender receives 6% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35% to 80% of proceeds that remain after the construction loan is paid, based on reaching various internal rates of return. The amount of the participating liability and the related debt discount were $12,809 and $1,835, respectively, at December 31, 2005 and $10,030 and $4,844, respectively, at December 31, 2004. In 2005 and 2004, the Company amortized $5,839 and $5,136, respectively, of the debt discount, which was capitalized to real estate.

10.   Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company’s balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at December 31, 2005, that were not classified as such at December 31, 2004, were reclassified to real estate and other assets held for sale in the Company’s balance sheet as of December 31, 2004.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

10.   Real Estate and Other Assets Held for Sale and Related Liabilities (Continued)

Real estate and other assets held for sale and related liabilities were as follows at December 31:

	2005	2004
Assets:
Real estate held for sale (see Note 3)	$20,534	$48,870
Other current assets	72	433
Other assets	185	334
Total real estate and other assets held for sale	20,791	49,637
Liabilities:
Accrued expenses (see Note 7)	1,507	2,957
Notes payable on real estate held for sale (see Note 9)	16,001	28,647
Other current liabilities	—	39
Total liabilities related to real estate and other assets held for sale	17,508	31,643
Net real estate and other assets held for sale	$3,283	$17,994

11.   Stockholders’ Equity

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

Under the Trammell Crow Company 1997 Option Plan (the “Assumed Option Plan”), the Company issued options to purchase 2,423,769 shares of the Company’s common stock at an exercise price of $3.85 per share. All options available under the Assumed Option Plan were granted on August 1, 1997. The options vested at the closing of the Company’s initial public offering on December 1, 1997, and became exercisable 30 days after that date. The options expire 10 years from the date of grant and are not contingent on continued employment with the Company. At December 31, 2005, common shares reserved for future issuance under the Assumed Option Plan totaled 412,255.

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

Except for options granted to members of the Board of Directors and options granted in connection with acquisitions of real estate service companies, options vesting over periods ranging from three to five years, and generally have partial vesting on anniversaries of the grant date.

The Long-Term Plan also provides for the awards of Stock Appreciation Rights, Restricted Stock and Performance Units. In 2005, 2004 and 2003, the Company granted 431,589 shares, 672,313 shares and

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

11.   Stockholders’ Equity (Continued)

1,636,500 shares, respectively, of restricted stock under the Long-Term Plan. The restricted stock vests over periods up to five years. The weighted-average grant date fair value per share of the Company’s restricted stock issued in 2005, 2004 and 2003 was $23.82, $12.90 and $8.75, respectively. The Company recognized compensation expense of $6,806, $6,605 and $3,727 in 2005, 2004 and 2003, respectively, related to the grants of restricted stock, net of forfeitures.

At December 31, 2005, common shares reserved for future issuance under the Long-Term Plan totaled 5,283,815 shares, of which 817,728 common shares were available for future awards.

The Company’s stock option activity and related information, for the years ended December 31, 2005, 2004 and 2003, was as follows:

	Exercise price of $3.85 (below market price at grant date)	Exercise price of $9.74 to $14.50 (at market price at grant date)	Exercise price of $14.51 to $22.75 (at market price at grant date)	Exercise price of $22.76 to $36.00 (at market price at grant date	Total
	2005
Options outstanding:
Beginning of year	896,135	3,004,925	1,921,135	144,621	5,966,816
Granted	—	—	—	—	—
Exercised	(414,830)	(226,634)	(321,764)	—	(963,228)
Forfeited	(69,050)	(37,705)	(10,991)	—	(117,746)
Expired	—	—	—	—	—
End of year	412,255	2,740,586	1,588,380	144,621	4,885,842
Weighted-average exercise price of options:
Granted	—	—	—	—
Exercised	3.85	11.35	17.63	—
Forfeited	3.85	11.70	17.67	—
Outstanding at end of year	3.85	11.80	17.72	28.66
Weighted-average fair value of options granted	—	—	—	—
Weighted-average remaining contractual life	1.6 years	3.4 years	2.6 years	2.3 years
Options exercisable:
Number of options	412,255	2,481,378	1,588,380	144,621	4,626,634
Weighted-average exercise price	$3.85	$11.63	$17.72	$28.66

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

11.   Stockholders’ Equity (Continued)

	Exercise price of $3.85 (below market price at grant date)	Exercise price of $9.74 to $14.50 (at market price at grant date)	Exercise price of $14.51 to $22.75 (at market price at grant date)	Exercise price of $22.76 to $36.00 (at market price at grant date	Total
	2004
Options outstanding:
Beginning of year	956,649	3,207,925	2,086,341	151,739	6,402,654
Granted	—	—	—	—	—
Exercised	(60,514)	(111,375)	—	—	(171,889)
Forfeited	—	(91,625)	(165,206)	(7,118)	(263,949)
Expired	—	—	—	—	—
End of year	896,135	3,004,925	1,921,135	144,621	5,966,816
Weighted-average exercise price of options:
Granted	—	—	—	—
Exercised	$3.85	$11.21	—	—
Forfeited	—	$11.20	$17.62	$30.91
Outstanding at end of year	$3.85	$11.76	$17.70	$28.66
Weighted-average fair value of options granted	—	—	—	—
Weighted-average remaining contractual life	2.6 years	4.4 years	3.6 years	3.3 years
Options exercisable:
Number of options	896,135	2,222,051	1,921,135	144,621	5,183,942
Weighted-average exercise price	$3.85	$11.54	$17.70	$28.66

	2003
Options outstanding:
Beginning of year	1,017,395	3,295,486	2,285,885	165,447	6,764,213
Granted	—	153,314	—	—	153,314
Exercised	(60,746)	(59,000)	—	—	(119,746)
Forfeited	—	(181,875)	(199,544)	(13,708)	(395,127)
Expired	—	—	—	—	—
End of year	956,649	3,207,925	2,086,341	151,739	6,402,654
Weighted-average exercise price of options:
Granted	—	$9.74	—	—
Exercised	$3.85	$10.94	—	—
Forfeited	—	$11.95	$17.66	$32.10
Outstanding at end of year	$3.85	$11.73	$17.70	$28.76
Weighted-average fair value of options granted	—	$4.63	—	—
Weighted-average remaining contractual life	3.6 years	5.4 years	4.6 years	4.4 years
Options exercisable:
Number of options	956,649	1,642,633	2,049,674	151,739	4,800,695
Weighted-average exercise price	$3.85	$11.29	$17.69	$28.76

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

12.   Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

	2005	2004	2003
Current
Federal	$ 21,926	$ 22,061	$ 11,505
State	5,140	4,454	2,323
International	1,063	743	(384)
	28,129	27,258	13,444
Deferred
Federal	5,469	(2,749)	754
State	1,282	(555)	152
	6,751	(3,304)	906
	$ 34,880	$ 23,954	$ 14,350

The components of the net domestic deferred tax asset are summarized below as of December 31:

	2005	2004
Deferred tax assets
Impairment of investments	$ 11,920	$ 14,539
Compensation expense relating to restricted stock	5,746	5,526
Deferred income	2,822	2,271
Compensation expense relating to stock options	2,211	4,473
Insurance reserves	1,585	1,374
Bad debts	1,263	1,111
Straight-line rent	989	587
Restructuring charges relating to future rent expense	587	607
Dispositions of real estate	397	4,017
Depreciation and amortization	—	1,190
Other	2,729	952
	30,249	36,647
Less: valuation allowance	—	961
Total deferred tax assets	30,249	35,686
Deferred tax liabilities
Goodwill amortization	(5,891)	(3,973)
Depreciation and amortization	(1,866)	—
Foreign currency translation adjustments	(1,642)	(1,897)
Basis difference on real estate	—	(585)
Other	(645)	(2,275)
Total deferred tax liabilities	(10,044)	(8,730)
Net deferred tax asset	$ 20,205	$ 26,956

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

12.   Income Taxes (Continued)

The components of the net international deferred tax asset were as follows as of December 31:

	2005	2004
Deferred tax asset
International tax attribute carryforwards	$ 2,363	$ 1,739
Less: valuation allowance	2,363	1,739
Net deferred tax asset	$ —	$ —

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company determined that the valuation allowance required at December 31, 2005, to reduce a deferred tax asset to the amount that will more likely than not be realized was $2,363 relating to international tax attribute carryforwards. The changes in valuation allowances for 2005 were a decrease of $961 for the domestic deferred tax asset relating to certain nonqualified stock options and an increase of $624 for the international deferred tax asset.

Components of deferred income taxes were as follows at December 31:

	2005	2004
Current	$ 3,935	$ 4,021
Non-current	16,270	22,935
Net deferred tax asset	$ 20,205	$ 26,956

The differences between the provisions for income taxes and the amounts computed by applying the statutory federal income tax rates to income from continuing operations before income taxes for the years ended December 31 were:

	2005	2004	2003
Tax at statutory rate applied to income from continuing operations before income taxes	$ 22,992	$ 11,466	$ 11,731
State income taxes, net of federal tax benefit	2,818	1,405	1,438
Non-deductible meals	825	756	704
Change in international valuation allowance	624	522	280
International	439	221	(664)
Change in domestic valuation allowance	(961)	(65)	346
Income from investments in unconsolidated subsidiaries	—	(1,640)	(743)
Foreign tax credit	(2,586)	—	—
Other	88	(335)	1,094
	$ 24,239	$ 12,330	$ 14,186

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

13.   Operating Leases

The Company has commitments under operating leases for office space and office equipment. Office leases are generally noncancelable and provide for payments of base rent plus the Company’s share of operating expenses. During the years ended December 31, 2005, 2004 and 2003, rent expense was $23,883, $23,197 and $22,909, respectively.

Minimum future rentals to be paid and received under noncancelable operating lease and sublease commitments in effect at December 31, 2005, were as follows:

	Leases	Subleases	Net
2006	$ 21,016	$ (1,056)	$ 19,960
2007	16,210	(688)	15,522
2008	11,259	(24)	11,235
2009	8,781	(16)	8,765
2010	5,346	—	5,346
Thereafter	6,623	—	6,623
	$ 69,235	$ (1,784)	$ 67,451

14.   Employee Benefit Plans

The Company’s employees participate in a defined contribution savings plan, which provides the opportunity for pretax contributions by employees. The Company matches 50% of the employee’s contributions up to 6% of the employee’s annual earnings or a maximum of $7 per employee per annum. The Company’s contribution expense for 2005, 2004 and 2003, including amounts reimbursed by clients, was $8,942, $7,799 and $7,035, respectively.

The Company has also established the Trammell Crow Company Employee Stock Purchase Plan (the “ESPP”). Employees may elect to have bi-weekly payroll deductions of 1% to 10% of gross earnings, which is used to purchase, on a semi-annual basis, stock of the Company at a 15% discount from market value, which is established on the date of issuance. The ESPP is available to all employees and requires a twelve-month holding period for stock purchased under the plan. The Company has reserved 3,000,000 shares of common stock for issuance under the ESPP, of which 2,060,513 had been issued as of December 31, 2005.

15.   Gain on Disposition of Real Estate and Discontinued Operations

Real estate dispositions excluding those accounted for as discontinued operations during the years ended December 31 were as follows:

	2005	2004	2003
Projects sold	7	17	19
Net sale price	$ 41,660	$ 121,361	$ 67,115
Gain on sale	$ 18,553	$ 26,742	$ 13,199

The net sales prices for 2005 and 2004 noted above included notes receivable for $12,244 and $14,250, respectively, from purchasers of real estate projects.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

15.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

In 2005, the Company paid $13,915 to purchase the other partner’s 70% ownership interest in a partnership holding real estate. Prior to the purchase, the Company did not control the partnership through its 30% ownership interest and, as such, accounted for its investment in the partnership under the equity method. As a result of the purchase, the Company obtained 100% ownership in the entity and accordingly, began to account for the partnership as a consolidated subsidiary. The consolidation of the partnership resulted in a non-cash increase in real estate and other assets held for sale of $19,123 (increase in real estate held for sale of $19,162 and a decrease in accounts receivable of $39), a non-cash reduction in investment in subsidiaries of $2,471 and a non-cash increase in liabilities related to real estate and other assets held for sale of $16,652 (accounts payable and accrued expenses of $13,952 and notes payable on real estate held for sale of $2,700). No gain or loss was recognized on this transaction. The Company subsequently sold the real estate project and recognized gain on disposition of $6,832 in 2005.

In 2004, the Company sold a real estate project for $15,875. The Company is leasing back a portion of the space in the project, and also had other continuing obligations to the buyer at the time of the sale. As a result, the transaction, initially recorded as a financing transaction, was ultimately accounted for as a sale when the continuing obligation period ended in the fourth quarter of 2004. The gain on this sale is being recognized over the Company’s lease term.

In 2004, the Company conveyed a multi-tenant industrial real estate project to the lender in order to satisfy the underlying non-recourse note that had matured. With respect to this disposition, the Company recorded a loss on disposition of real estate of $3, net of $61 of income from extinguishment of debt. The transaction resulted in a non-cash decrease in real estate and other assets held for sale of $10,593 (increased accounts receivable $2, decreased other current assets $164, decreased real estate held for sale $10,698 and decreased other assets $93), and a non-cash reduction in liabilities related to real estate and other assets held for sale of $10,950 (increased accounts payable $57, decreased accrued expenses $273 and decreased notes payable on real estate $10,734).

In 2004, the Company sold its 100% interest in a consolidated subsidiary, which owned a partially-developed building, to an unrelated party for a net sales price of $808. The transaction resulted in a non-cash decrease in real estate and other assets held for sale of $3,032 (real estate held for sale of $2,951 and other assets of $81), decreased accounts receivable (included in real estate and other assets held for sale) $4, and a non-cash reduction in liabilities related to real estate and other assets held for sale of $3,029 (decreased accounts payable $202 and decreased notes payable on real estate $2,827). In 2005 and 2004, the Company recognized gain on disposition of $426 and $357, respectively, based on the percentage-of-completion method of profit recognition.

Also in 2004, the Company sold a 150-acre land parcel to a third party for cash of $30,010. At the time of sale, a consolidated subsidiary of the Company (other than the entity that sold the property) held a purchase contract on seven acres of the 150-acre land parcel. As a result, the Company recorded the transaction related to the seven-acre parcel as a financing transaction, rather than a sale. In 2005, the Company terminated the purchase contract in exchange for additional net proceeds of $1,275 and recognized total gain on disposition of real estate (including the portion of the 2004 transaction

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

15.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

related to the seven-acre parcel) of $2,317. This amount is included in discontinued operations in the consolidated statements of income.

In 2003, the Company conveyed a single-tenant office/industrial real estate project to the lender in order to satisfy the underlying non-recourse note that had matured. With respect to this disposition, the Company recorded a gain on disposition of real estate of $798, of which $677 was extinguishment of debt. Also in 2003, the Company sold its 50% partnership interest in a consolidated subsidiary to the other partner in the partnership for a net sales price of $1,032. The transaction resulted in a non-cash decrease in real estate and other assets held for sale of $11,004 (accounts receivable of $4 and real estate held for sale of $11,000), decreased cash (included in real estate and other assets held for sale) $92, and a non-cash reduction in liabilities related to real estate and other assets held for sale of $11,804 (decreased accounts payable $61, increased accrued expenses $164 and decreased notes payable on real estate $11,907), and a non-cash increase in minority interest of $210. The Company recognized a gain on disposition of $1,530 as a result of this transaction.

Real estate dispositions accounted for as discontinued operations under FAS 144 during the years ended December 31 were as follows:

	2005	2004	2003
Projects sold	22	5	4
Net sale price	$ 120,344	$ 83,924	$ 25,064
Gain on sale	$ 31,510	$ 42,535	$ 5,557

The components of discontinued operations for the years ended December 31 were as follows:

	2005	2004	2003
Revenues:
Development and construction	$ 3,834	$ 2,877	$ 1,278
Gain on disposition of real estate	31,510	42,535	5,557
Total Revenues	35,344	45,412	6,835
Expenses:
Salaries, wages, and benefits	224	33	55
Commissions	704	1,388	280
General and administrative	3,194	1,665	4,316
Depreciation	317	225	297
Amortization	315	35	139
Interest	1,903	635	1,416
Total Expenses	6,657	3,981	6,503
Operating income	28,687	41,431	332
Interest and other income	77	16	72
Income from discontinued operations, before income taxes	28,764	41,447	404
Income tax expense	(10,641)	(11,624)	(164)
Minority interest	—	(10,841)	—
Income from discontinued operations, net of income taxes	$ 18,123	$ 18,982	$ 240

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

16.   Intangible Assets and Acquisitions of Real Estate Service Companies

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

Intangible assets consisted of the following at December 31:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract intangibles	$12,675	$(10,012)	$13,672	$(10,210)
Employment contracts and noncompete agreements	8,510	(8,510)	8,584	(8,584)
Acquired management contracts	4,026	(4,026)	4,026	(4,026)
	$25,211	$(22,548)	$26,282	$(22,820)

The estimated future amortization of the intangible asset balance at December 31, 2005, is as follows:

2006	$1,271
2007	672
2008	330
2009	258
2010 and thereafter	132
$2,663

17.   Related Party Transactions

In 2005, 2004 and 2003, the Company derived less than 1% of its total revenues from services provided principally to a party that ceased to be affiliated with the Company in May 2003. In addition, in each of 2005, 2004 and 2003, the Company derived 2% of its total revenues from services provided to a client of which one of the Company’s directors is an officer.

The Company has agreements to provide development and brokerage services to certain of its unconsolidated subsidiaries accounted for under the equity method under terms that the Company believes are consistent with the terms in similar agreements with unrelated parties. In each of the years ended December 31, 2005, 2004 and 2003, the Company derived 1% of its total revenues from such unconsolidated subsidiaries.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

18.   Financial Instruments

As required under the Company’s Credit Facility, the Company has entered into various interest rate agreements to manage market risks related to changes in interest rates. The Company’s participation in derivative transactions has been limited to hedging purposes. Derivative instruments are not held or issued for trading purposes.

On March 24, 2001, the Company renewed an existing interest rate swap agreement for a 24-month period ending March 24, 2003, with a notional amount of $150,000. This interest rate swap agreement established a fixed interest pay rate of 4.68% on a portion of the Company’s variable rate debt. Under this interest rate swap agreement, if the actual LIBOR-based rate was less than the specified fixed interest rate, the Company was obligated to pay the differential interest amount, such amount being recorded as incremental interest expense. Conversely, if the LIBOR-based rate was greater than the specified fixed interest rate, the differential interest amount was paid to the Company and recorded as a reduction of interest expense. The weighted-average receive rate under the interest rate swap agreement for 2003 was 1.37%.

The interest rate swap agreement was not initially designated as an effective hedge (although it was entered into for hedging purposes), but on November 1, 2001, the Company designated it as an effective hedge. The Company recorded payments of $588 in 2003 against its swap liability that would have been recorded to interest expense had the interest rate swap agreement been designated as a hedge since its inception. Changes in the fair value of the interest rate swap agreement attributable to changes in benchmark market interest rates represented the effective portion of the hedge relationship and were recorded in other comprehensive income in accordance with FAS 133. Any hedge ineffectiveness was recorded in current period earnings. The interest rate swap agreement expired on March 24, 2003, therefore the liability balance was zero at December 31, 2005 and 2004. The Company recorded incremental interest expense of $567 in 2003. Since the interest rate swap agreement expired on March 24, 2003, there was no related interest expense recorded in 2005 or 2004.

During 2002, as a result of a decrease in the Company’s floating interest rate debt, the Company dedesignated $75,000 of the interest rate swap agreement previously designated as a hedge in order to maintain the relationship between the notional amount of the designated portion of the interest rate swap agreement and the amount of the Company’s floating rate debt. By redesignating a portion of the interest rate swap agreement as a hedge, the remaining designated portion was still deemed an effective hedge. As a result of this change, the Company recognized expense in 2003 related to the change in fair value of the portion of the interest rate swap agreement that was not designated as a hedge. The amount of the expense was not material.

From time to time, the Company enters into interest rate cap agreements in order to limit its interest expense on the Credit Facility or on certain construction loans related to consolidated real estate projects. These interest rate cap agreements are not designated as effective hedges and therefore are marked to market each period with the change in fair market value recognized in current period earnings. From 2003 to 2005, the Company had such agreements with notional amounts ranging from $1,110 to $11,400 and the Company was to receive payments if the 30-day LIBOR-based floating interest rate exceeded rates ranging from 3.0% to 3.5%. As of December 31, 2005, these agreements had expired or had been terminated. In addition, at December 31, 2005, the Company held one such agreement with a notional amount of $25,650

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

18.   Financial Instruments (Continued)

and the Company receives payments if the 30-day LIBOR-based floating interest rate exceeds 5.5%. This agreement expires on January 2, 2008. Through December 31, 2005, amounts recorded related to these interest rate cap agreements were not material.

Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The carrying values of the Company’s long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

19.   Commitments and Contingencies

At December 31, 2005, the Company guaranteed repayment of a maximum of $7,131 of real estate notes payable of its unconsolidated subsidiaries of which $7,086 of the underlying notes payable was outstanding as of December 31, 2005. These notes are secured by the underlying real estate and have maturity dates through December 2009.

In 2004, the Company issued a debt repayment guaranty of an unconsolidated subsidiary in conjunction with a $30,000 loan agreement. As part of this loan agreement, the Company issued a repayment guaranty of up to 50% of the loan balance plus any accrued and unpaid interest. In accordance with the terms of the guaranty, at such time as the principal balance has been reduced to $15,000 or less and a target loan-to-value ratio has been reached, the Company’s guaranty is reduced to 25% of the loan balance. In exchange for the guaranty, the Company receives a priority return with respect to its capital contribution based on its exposure under the guaranty. The Company estimates that its likely exposure under the guaranty is not material and has determined that the present value of the priority return is the best estimate of the fair value of the guaranty under FIN 45. The Company initially recorded a liability offset by an increase in its investment in unconsolidated subsidiary balance of $1,886. The underlying note was paid down to $15,000 in the second quarter of 2005, resulting in a decrease in the Company’s guaranty. As a result, the Company decreased the liability balance, with a corresponding decrease to the investment balance. The liability balance was $472 at December 31, 2005.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

19.   Commitments and Contingencies (Continued)

At December 31, 2005, the Company had outstanding letters of credit totaling $18,683, including $2,992, $4,321 and $8,276 of which collateralize amounts recorded in accrued expenses, other current liabilities and other liabilities, respectively. The letters of credit expire at varying dates through December 2006.

In addition, at December 31, 2005, the Company had numerous completion and budget guarantees relating to development projects. These guarantees were made with third-party owners in the normal course of business. Each of these guarantees requires the Company to complete construction of the relevant project within a specified timeframe and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which the Company provides these guarantees. These contracts are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

From time to time, the Company acts as a general contractor with respect to construction projects. The Company does not consider these activities to be a material part of its business. In connection with these activities, the Company seeks to subcontract construction work for certain projects to reputable subcontractors. Should construction defects arise relating to the underlying projects, the Company could potentially be liable to the client for the costs to repair such defects, but the Company would generally look to the subcontractor that performed the work to remedy the defect. Management does not expect to incur material losses with respect to construction defects.

As of December 31, 2005, the Company had made non-refundable earnest money deposits totaling $6,924 in conjunction with contracts to acquire approximately $224,089 of real estate from other entities.

The Company and one of its subsidiaries were named defendants in a lawsuit styled Bank One Oklahoma, N.A., et al. (the “Bank”) v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, filed in the U.S. District Court for the Northern District of Illinois on April 2, 2003. On January 25, 2006, the Company and the Bank resolved the lawsuit between them. The claims filed by each party have been dismissed. The Company accrued the amount required under the terms of the settlement as of December 31, 2005.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

20.   Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three years ended December 31:

	2005	2004	2003
Interest paid	$22,305	$15,555	$8,347
Income taxes paid	23,441	17,096	10,310
Non-cash activities:
Issuance of restricted stock, net of forfeitures	6,687	8,323	12,289
Capital lease obligations	3	667	2,161
Recognition of deferred gains related to dispositions in previous periods	672	381	339

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

Approximately 96% of the Company’s revenues were from clients located in the United States. In 2005, 2004 and 2003, one individual client accounted for $116,268, $96,237 and $73,668, respectively, of the Company’s consolidated revenues. Revenues from this client are included primarily in the Company’s Global Services segment.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

21.   Segment Information (Continued)

Financial information for reportable segments was as follows:

	Years Ended December 31,
	2005	2004	2003
Global Services:
Total revenues	$831,703	$710,814	$649,617
Costs and expenses(1)	778,333	682,723	628,234
Operating income	53,370	28,091	21,383
Interest and other income	2,136	1,424	863
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	55,506	29,515	22,246
Minority interest, before income taxes	556	560	675
Income from investments in unconsolidated subsidiaries, before income taxes	11,160	7,252	3,913
Income from continuing operations, before income taxes	67,222	37,327	26,834
Income from discontinued operations, before income taxes	1,178	965	376
Income before income taxes	$68,400	$38,292	$27,210
Development and Investment:
Total revenues	$64,247	$63,059	$54,612
Costs and expenses(1)	82,994	74,323	61,865
Operating loss	(18,747)	(11,264)	(7,253)
Interest and other income	699	1,373	1,373
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(18,048)	(9,891)	(5,880)
Minority interest, before income taxes	3,457	(5,406)	1,395
Income from investments in unconsolidated subsidiaries, before income taxes	12,892	10,437	12,637
Income (loss) from continuing operations, before income taxes	(1,699)	(4,860)	8,152
Income from discontinued operations, before income taxes	27,586	29,641	28
Income before income taxes	$25,887	$24,781	$8,180
Total:
Total revenues	$895,950	$773,873	$704,229
Costs and expenses(1)	861,327	757,046	690,099
Operating income	34,623	16,827	14,130
Interest and other income	2,835	2,797	2,236
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	37,458	19,624	16,366
Minority interest, before income taxes	4,013	(4,846)	2,070
Income from investments in unconsolidated subsidiaries, before income taxes	24,052	17,689	16,550
Income from continuing operations, before income taxes	65,523	32,467	34,986
Income from discontinued operations, before income taxes	28,764	30,606	404
Income before income taxes	$94,287	$63,073	$35,390

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(dollars in thousands, except per share data)

21.   Segment Information (Continued)

	December 31,
	2005	2004	2003
Total Assets:
Global Services	$434,712	$319,464	$296,876
Development and Investment	513,455	429,486	333,250
Total consolidated assets	$948,167	$748,950	$630,126

(1)                Costs and expenses include non-cash compensation expense related to the amortization of employment contracts and unearned stock compensation of $7,475, $6,572 and $3,701 related to the Global Services segment and $2,570, $2,641 and $1,402 related to the Development and Investment segment in 2005, 2004 and 2003, respectively.

22.   Unaudited Interim Financial Information

Unaudited financial information by quarter was as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
2005:
Total revenues	$178,621	$211,989	$226,729	$278,611
Income (loss) from discontinued operations, net of income taxes(1)	(325)	680	12,181	5,587
Net income	2,053	8,264	14,517	34,573
Net income per share:
Basic	$0.06	$0.25	$0.43	$1.01
Diluted	$0.06	$0.23	$0.40	$0.94
2004:
Total revenues	$158,099	$181,933	$188,498	$245,343
Income (loss) from discontinued operations, net of income taxes(1)	397	(18)	(73)	18,676
Net income	2,099	3,214	5,854	27,952
Net income per share:
Basic	$0.06	$0.09	$0.16	$0.83
Diluted	$0.06	$0.09	$0.15	$0.77

(1)                Discontinued operations include the operations of real estate properties and gain on disposition of real estate properties held for sale or sold in which the Company retained or expects to retain no continuing involvement, in accordance with FAS 144.

23.   Subsequent Events

In February 2006, the Company announced that its Board of Directors has authorized the purchase of up to $50,000 of its common stock from time to time in open market purchases or in privately negotiated transactions. The Company also amended its Credit Facility to allow for additional repurchases or other distributions on account of its common stock in an amount up to $100,000 from the date of the repurchase announcement through December 31, 2006 and to reduce the minimum required net worth covenant. The repurchase of shares is intended to be accretive to future earnings per share for holders who retain their shares. The Company’s intent with respect to its stock repurchase programs is to reserve the repurchased shares for issuance in connection with the Company’s equity-based incentive plans, as well as for other corporate purposes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

		Initial Cost				Balance at December 31, 2005
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total (A), (C), (D)	Accumulated Depreciation	Depreciable Lives in Years(B)	Date of Construction	Date Acquired

REAL ESTATE UNDER DEVELOPMENT (CURRENT)
Industrial
South River One, Cranbury Township, NJ	9,259	2,206	—	—	7,060	2,743	6,523	—	9,266	—	—	(E)	2003
Medical Office
TCDFW DSCH, Burleson, TX	5,916	—	—	—	7,896	—	7,896	—	7,896	—	—	(E)	2005
Mixed-Use (Multi-family/Retail)
Hight Street Clarkson, Denver, CO	3,075	1,203	—	—	3,863	1,970	3,096	—	5,066	—	—	(E)	2004
High Street Columbia, Washington, DC	97,587	20,499	7,636	—	79,600	31,912	75,823	—	107,735	—	—	(E)	2002
REAL ESTATE HELD FOR SALE
Office
Concord Commons, Englewood, CO	1,992	582	—	—	3,198	945	2,835	—	3,780	—	—	2005	2004
Riata Gateway, Austin, TX	13,194	3,505	325	—	11,120	3,909	11,041	—	14,950	—	—	2004	2004
Retail
Atascocita Commons outparcel, Humble, TX	816	584	—	—	207	791	—	—	791	—	—	2005	2005
Cockrell Hill, Dallas, TX	—	427	—	—	585	644	368	—	1,012	—	—	2004	2004
REAL ESTATE UNDER DEVELOPMENT(NON-CURRENT)
Industrial
TCDFW I-20 I, Dallas, TX	2,107	1,316	—	—	745	1,927	134	—	2,061	—	—	(E)	2005
Land
Beaumont, Beaumont, CA	—	5,054	—	—	69	5,123	—	—	5,123	—	—	N/A	2005
Hampden Town Center, Denver, CO	1,750	—	—	—	1,408	1,408	—	—	1,408	—	—	N/A	1999
John Young Parkway Retail, Orlando, FL	—	653	—	—	128	781	—	—	781	—	—	N/A	2004
RP Land, Austin, TX	—	5,502	—	—	168	5,670	—	—	5,670	—	—	N/A	2005
Scottsdale-Paradise Lane, Phoenix, AZ	—	13,514	—	—	16	13,530	—	—	13,530	—	—	N/A	2005
TCDFW I-20 II, Dallas, TX	2,127	1,621	—	—	68	1,689	—	—	1,689	—	—	N/A	2005
Medical Office
TC DUHS, Charlotte, NC	3,412	—	—	—	4,955	480	4,475	—	4,955	—	—	(E)	2005
Mixed-Use (Multi-family/Retail)
High Street Rainey, Austin, TX	—	4,409	—	—	1,021	5,154	276	—	5,430	—	—	(E)	2005
Timbercreek, Dallas, TX	25,650	28,510	—	—	112	28,622	—	—	28,622	—	—	(E)	2005
Office
777 6th Street, Washington, DC	26,520	14,835	—	—	8,734	19,923	3,646	—	23,569	—	—	(E)	2004
Retail
Atascocita Commons, Humble, TX	10,087	8,504	—	—	3,122	10,581	1,045	—	11,626	—	—	(E)	2005
Centre Point Commons, Bradenton, FL	7,824	8,332	—	—	4,413	12,745	—	—	12,745	—	—	(E)	2004

TRAMMELL CROW COMPANY AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2005
(In thousands)

		Initial Cost				Balance at December 31, 2005
Description	Related Encumbrances	Land	Buildings and Improvements	Other	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Other	Total (A), (C), (D)	Accumulated Depreciation	Depreciable Lives in Years(B)	Date of Construction	Date Acquired

REAL ESTATE HELD FOR INVESTMENT
Industrial
Long Vista Industrial, Austin, TX	6,549	2,054	6,122	—	33	2,062	6,147	—	8,209	(66)	39	1991	2005
Pennsy Drive, Landover, MD	7,695	2,437	4,766	—	3,090	2,437	7,856	—	10,293	(262)	39	1966	2004
Land
Arrowwood, Charlotte, NC	—	321	—	—	—	321	—	—	321	—	—	N/A	1999
Ballpark Way, Houston, TX	5,380	6,479	—	—	1,557	8,036	—	—	8,036	—	—	N/A	2000
Bee Caves, Austin, TX	—	153	—	—	19	172	—	—	172	—	—	N/A	2003
Cleveland, Cleveland, TN	—	260	—	—	(160)	100	—	—	100	—	—	N/A	1998
Fairway Center, Pasadena, TX	—	1,967	—	—	2,283	4,250	—	—	4,250	—	—	N/A	2001
Greenhill, Tulsa, OK	—	327	—	—	69	396	—	—	396	—	—	N/A	2002
Lake Park Plaza, Lewisville, TX	—	926	—	—	406	1,332	—	—	1,332	—	—	N/A	1999
Lakeline Retail, Cedar Park, TX	—	75	—	—	(70)	5	—	—	5	—	—	N/A	2000
NCC Consortium, Reston, VA	—	9	—	—	54	63	—	—	63	—	—	N/A	2005
Sierra Corporate Center, Reno, NV	—	588	—	—	1,014	1,602	—	—	1,602	—	—	N/A	1999
TCDC Land, Englewood, CO	—	2,955	—	—	880	3,835	—	—	3,835	—	—	N/A	1999
TCDFW LCT, Irving, TX	—	3,603	—	—	244	3,847	—	—	3,847	—	—	N/A	2000
Telco, Englewood, CO	—	1,405	—	—	(528)	877	—	—	877	—	—	N/A	2000
Wetmore, San Antonio, TX	—	484	—	—	146	630	—	—	630	—	—	N/A	2002
Office
Chase Park, Austin, TX	11,826	3,592	6,246	2,551	761	3,600	8,382	1,167	13,149	(507)	39	1969	2004
Meridian Tower, Tulsa, OK	6,221	1,200	7,489	—	1,271	1,200	8,760	—	9,960	(831)	39	1981	2001
Retail
Arvada Marketplace East, Arvada, CO	5,098	2,477	5,000	—	423	2,507	5,393	—	7,900	(170)	39	1987	2004
Crossroads Mall, San Antonio, TX	—	6,984	6,571	(648)	2,124	6,990	9,002	(961)	15,031	(225)	39	1961	2004
Parmer Lane Village, Austin, TX	2,074	245	—	—	1,730	449	1,526	—	1,975	(14)	39	2003	2003
TOTAL	$ 256,159	$ 159,797	$ 44,155	$ 1,903	$ 153,834	$ 195,258	$ 164,224	$ 206	$ 359,688	$ (2,075)

(A)               The aggregate cost for Federal Income tax purposes is approximately $362.8 million.

(B)                Land, real estate under development and real estate held for sale are not depreciated.

(C)               Includes adjustments to reflect depreciation (on assets previously classified as “held for sale”) that would have been recorded had the assets been continuously classified as real estate held for investment since acquisition (Meridian Tower—$271).

(D)               Reflects a writedown for impairment (Telco—$553, Cleveland—$170, Lakeline—$70, and TCDFW LCT—$357)

(E)               Project is under construction as of December 31, 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES

NOTE TO SCHEDULE III—REAL ESTATE INVESTMENTS

AND ACCUMULATED DEPRECIATION

December 31, 2005

(In thousands)

Changes in real estate investments and accumulated depreciation for the three years ended December 31 were as follows:

	2005	2004	2003
Real estate investments:
Balance at beginning of year	$221,768	$167,178	$174,173
Additions and improvements	255,244	196,871	74,609
Dispositions	(116,884)	(141,435)	(75,858)
Other adjustments(1)	(440)	(846)	(5,746)
Balance at end of year	$359,688	$221,768	$167,178
Accumulated depreciation:
Balance at beginning of year	$(783)	$(223)	$—
Depreciation expense	(1,609)	(888)	(1,148)
Dispositions	317	195	82
Other adjustments(1)	—	133	843
Balance at end of year	$(2,075)	$(783)	$(223)

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

The Partnership leased a pad site adjacent to its property in Tampa. The Partnership was required to pay $11,193 per month in rent for this lease, which would have expired on June 15, 2025. During the years ended June 30, 2004, 2003, and 2002, the Partnership paid $89,542, $134,314, and $134,314 respectively, in ground rent.

7.   Related Party Transactions

An affiliate of Crow provides leasing and property management services for the properties. The affiliate is paid 4% to 6% of rental income and 3.25% of Gross Income, as defined, respectively, for these services. For the years ended June 30, 2005, 2004, and 2003, the Partnership paid $813,528, $446,901, and $259,884, respectively, in leasing commissions and $376,291, $601,403, and $515,267, respectively, in property and construction management fees. As part of the sale agreement, in lieu of management fees for the period from March through June 2004, salaries for property management personnel were reimbursed to a Crow affiliate by the Partnership. The amount related to this agreement totaled $27,040, which is reflected in the total salary amounts.

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