Form 10-Q
period 2006-03-31
TRAMMELL CROW CO
filed 2006-05-10
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

There were 36,060,566 shares of the registrant’s common stock outstanding as of May 1, 2006.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.                Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

		March 31,	December 31,
		2006	2005
		(Unaudited)	(Note 1)
	ASSETS
	Current assets
	Cash and cash equivalents	$40,561	$76,919
	Restricted cash	4,476	1,416
	Accounts receivable, net of allowance for doubtful accounts of $3,262 in 2006 and $3,235 in 2005	111,270	127,784
	Receivables from affiliates	3,178	2,146
	Notes and other receivables	19,747	16,303
	Deferred income taxes	3,941	3,935
	Real estate under development	162,475	129,963
	Real estate and other assets held for sale	3,133	21,281
	Available for sale securities	1,723	542
	Other current assets	30,496	27,399
	Total current assets	381,000	407,688
	Furniture and equipment, net	20,087	19,787
	Deferred income taxes	15,803	16,270
	Real estate under development	113,957	117,210
	Real estate held for investment	104,636	89,416
	Investments in unconsolidated subsidiaries	185,444	175,411
	Goodwill, net	75,238	75,239
	Receivables from affiliates	6,466	7,458
	Available for sale securities	16,901	18,089
	Other assets	26,557	21,599
		$946,089	$948,167
	LIABILITIES AND STOCKHOLDERS’ EQUITY
	Current liabilities
	Accounts payable	$31,356	$31,698
	Accrued expenses	92,244	155,744
	Payables to affiliates	9	4
	Income taxes payable	2,048	16,313
	Current portion of long-term debt	2,391	1,302
	Current portion of notes payable on real estate	161,119	133,941
	Liabilities related to real estate and other assets held for sale	1,268	17,524
	Other current liabilities	9,041	5,944
	Total current liabilities	299,476	362,470
	Long-term debt, less current portion	85,046	35,034
	Notes payable on real estate, less current portion	126,364	106,216
	Other liabilities	14,518	13,448
	Total liabilities	525,404	517,168
	Minority interest	35,185	29,528
	Stockholders’ equity
	Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
	Common stock; $0.01 par value; 100,000,000 shares authorized; 37,903,058 shares issued and 35,935,170 shares outstanding in 2006 and 37,903,058 shares issued and 36,040,317 shares outstanding in 2005	379	379
	Paid-in-capital	186,940	205,084
	Retained earnings	244,572	240,887
	Accumulated other comprehensive income	1,876	1,713
Less:	Treasury stock	(48,267)	(32,776)
	Unearned stock compensation, net	—	(13,816)
	Total stockholders’ equity	385,500	401,471
		$946,089	$948,167

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
REVENUES
User Services:
Facilities management	$65,034	$55,137
Corporate advisory services	45,833	24,673
Project management services	29,679	25,324
	140,546	105,134
Investor Services:
Property management	33,852	34,087
Brokerage	30,760	27,780
Construction management	3,012	2,215
	67,624	64,082
Development and construction	8,850	7,837
	217,020	177,053
Gain on disposition of real estate	1,070	1,568
TOTAL REVENUES	218,090	178,621
COSTS AND EXPENSES
Salaries, wages and benefits	146,090	125,711
Commissions	34,139	22,658
General and administrative	37,101	30,024
Depreciation and amortization	2,700	2,399
Interest	1,498	680
TOTAL EXPENSES	221,528	181,472
Operating loss	(3,438)	(2,851)
Interest and other income	869	921
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(2,569)	(1,930)
Income tax benefit	1,002	737
Minority interest, net of income tax (expense) benefit of $147 and $(1,227) in 2006 and 2005, respectively	(231)	1,988
Income from investments in unconsolidated subsidiaries, net of income tax expense of $1,384 and $977 in 2006 and 2005, respectively	2,167	1,583
Income from continuing operations	369	2,378
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(1,473) and $200 in 2006 and 2005, respectively	2,305	(325)
Income before cumulative effect of a change in accounting principle	2,674	2,053
Cumulative effect of a change in accounting principle, net of income tax expense of $646	1,011	—
Net income	$3,685	$2,053
Basic earnings per share:
Income from continuing operations	$0.01	$0.07
Income (loss) from discontinued operations	0.07	(0.01)
Cumulative effect of a change in accounting principle	0.03	—
Net income	$0.11	$0.06
Basic weighted-average common shares outstanding:	34,367,244	33,690,507
Diluted earnings per share:
Income from continuing operations	$0.01	$0.07
Income (loss) from discontinued operations	0.06	(0.01)
Cumulative effect of a change in accounting principle	0.03	—
Net income	$0.10	$0.06
Diluted weighted-average common shares outstanding:	36,905,745	36,144,031

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2006 (Unaudited) and Year Ended December 31, 2005 (Note 1)
(in thousands, except share data)

	Common Shares		Common Stock Par	Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Unearned Stock
	Issued	Treasury	Value	Capital	Earnings	Income	Stock	Compensation	Total
Balance at January 1, 2005	37,902,998	2,297,991	$379	$196,314	$190,252	$2,043	$(36,921)	$(11,117)	$340,950
Net income	—	—	—	—	59,407	—	—	—	59,407
Stock-based compensation	60	(1,405,392)	—	8,770	(8,772)	—	24,195	(2,699)	21,494
Stock repurchase	—	970,142	—	—	—	—	(20,050)	—	(20,050)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(475)	—	—	(475)
Unrealized holding gains/(losses) on available for sale securities, net of tax	—	—	—	—	—	145	—	—	145
Balance at December 31, 2005	37,903,058	1,862,741	379	205,084	240,887	1,713	(32,776)	(13,816)	401,471
Net income	—	—	—	—	3,685	—	—	—	3,685
Cumulative effect of a change in accounting principle	—	—	—	(15,473)	—	—	—	13,816	(1,657)
Stock-based compensation	—	(756,853)	—	(2,671)	—	—	13,407	—	10,736
Stock repurchase	—	862,000	—	—	—	—	(28,898)	—	(28,898)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	111	—	—	111
Unrealized holding gains/(losses) on available for sale securities, net of tax	—	—	—	—	—	52	—	—	52
Balance at March 31, 2006	37,903,058	1,967,888	$379	$186,940	$244,572	$1,876	$(48,267)	$—	$385,500

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Operating activities
Cash flows from earnings:
Net Income	$3,685	$2,053
Reconciliation of net income to net cash provided by earnings:
Depreciation and amortization	2,700	2,684
Stock-based compensation expense	2,042	1,715
Cumulative effect of a change in accounting principle	(1,657)	—
Amortization of employment contracts	602	426
Amortization of contract intangibles	244	372
Bad debt expense	274	84
Gain on disposition of real estate held for investment	(65)	(28)
Minority interest	1,203	(3,215)
Deferred income tax provision	355	(199)
Income from investments in unconsolidated subsidiaries	(3,551)	(2,560)
Distributions of earnings from unconsolidated subsidiaries	202	223
Net cash provided by earnings	6,034	1,555
Changes in operating assets and liabilities:
Restricted cash	(3,060)	2,828
Accounts receivable	19,456	12,526
Receivables from affiliates	(40)	(1,519)
Notes receivable and other assets	(15,989)	(6,635)
Real estate held for sale	(10,772)	(36,346)
Notes payable on real estate held for sale	5,854	28,414
Accounts payable and accrued expenses	(66,365)	(63,049)
Payables to affiliates	5	112
Income taxes payable	(14,167)	(20,142)
Other liabilities	4,088	1,111
Net cash flows from changes in working capital	(80,990)	(82,700)
Net cash used in operating activities	(74,956)	(81,145)
Investing activities
Expenditures for furniture and equipment	(1,558)	(1,862)
Proceeds from sales and maturities of securities	1,209	130
Payment for purchase of securities	(1,119)	(17,759)
Additions to real estate held for investment	(13,590)	(17,588)
Net proceeds from disposition of real estate held for investment	529	28
Investments in unconsolidated subsidiaries	(8,081)	(8,035)
Distributions from unconsolidated subsidiaries	2,914	2,272
Net cash used in investing activities	(19,696)	(42,814)
Financing activities
Principal payments on long-term debt and capital lease obligations	(49,420)	(192)
Proceeds from long-term debt	100,521	—
Contributions from minority interest	3,809	2,271
Distributions to minority interest	(1,076)	(11,005)
Proceeds from notes payable on real estate held for investment	23,051	17,126
Payments on notes payable on real estate held for investment	(63)	(44)
Proceeds from exercise of stock options	8,429	272
Excess tax benefits from stock-based compensation	391	—
Proceeds from issuance of common stock	1,550	1,503
Purchase of common stock	(28,898)	(11,123)
Net cash provided by (used in) financing activities	58,294	(1,192)
Net decrease in cash and cash equivalents	(36,358)	(125,151)
Cash and cash equivalents, beginning of period	76,919	163,637
Cash and cash equivalents, end of period	$40,561	$38,486

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Net income	$3,685	$2,053
Other comprehensive income:
Foreign currency translation adjustments, net of tax (expense) benefit of $(75) in 2006 and $7 in 2005	111	(11)
Unrealized holding gains/(losses) on available for sale securities, net of tax (expense) benefit of $(31) in 2006 and $47 in 2005	52	(111)
Comprehensive income	$3,848	$1,931

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

1.   General

The condensed consolidated interim financial statements of Trammell Crow Company and subsidiaries (the “Company”) included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain assets and liabilities at December 31, 2005, and certain revenues and expenses for the three months ended March 31, 2005, were reclassified to conform to the presentation at and for the three months ended March 31, 2006 (see Notes 8 and 10). As a result, certain balances differ from the amounts reported in previously filed documents. Also, certain distributions from unconsolidated subsidiaries were reclassified in the Company’s consolidated statements of cash flows. Therefore, cash flows from operating activities and investing activities differ from previously filed documents. These reclassifications had no impact on the Company’s consolidated balance sheets, statements of operations or earnings per share amounts.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

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

Earnings Per Share

The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents, including unvested restricted stock and options to purchase shares of common stock. Diluted weighted-average common shares outstanding included the following:

	For the Three Months
	Ended March 31,
	2006	2005
Basic weighted-average common shares outstanding	34,367,244	33,690,507
Diluted effect of common stock equivalents	2,538,501	2,453,524
Diluted weighted-average common shares outstanding	36,905,745	36,144,031

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company’s financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. As of March 31, 2006, the estimated settlement value of non-controlling interests in the Company’s consolidated limited life subsidiaries was $4,811, as compared to book value (included in minority interest on the Company’s balance sheet) of $4,722. The excess of settlement value over book value is driven by an even larger estimated appreciation of certain consolidated real estate assets and investments from the Company’s book value, offset by estimated selling costs and debt prepayment penalties, if any.

Effect of Adopting New Accounting Pronouncements

Consolidation

In June 2005, the FASB ratified the consensus in Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which states that the general partner in a limited partnership is presumed to control that limited partnership. That presumption may be overcome if the limited partners have either (1) the substantive ability—either by a single limited partner or through a simple majority vote—to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights. Substantive participating rights provide the limited partners

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.

The effective date for applying the guidance in EITF 04-5 to the Company’s general partner interests was June 29, 2005, for all new limited partnerships or limited partnerships amended after that date and January 1, 2006, for all other limited partnerships. The Company has completed its evaluation of the impact of EITF 04-5 for all of its general partner interests existing prior to June 29, 2005. As a result of this evaluation, the Company consolidated two real estate partnerships that had previously been accounted for using the equity method. These consolidations as of January 1, 2006 did not impact net income, net income per share or stockholders’ equity, but did result in the following non-cash changes to the Company’s balance sheet:

ASSETS
Real estate	$4,551
Investments in unconsolidated subsidiaries	(1,102)
Other Current Assets	90
Other assets	9
Net non-cash change in assets	$3,548
LIABILITIES
Notes payable on real estate	$2,040
Accrued expenses	118
Other current liabilities	14
Net non-cash change in liabilities	2,172
Minority interest	1,721
Cash from consolidation of previously unconsolidated entities	$345

Stock-Based Compensation

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

Prior to adoption of FAS 123R, the Company elected to use the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for its stock-based compensation arrangements (see Note 9 for further discussion on the Company’s stock-based compensation plans). Compensation expense for stock options was recognized to the extent the market price of the underlying stock on the date of grant exceeded the exercise price of the option. The Company

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

recognized compensation expense related to restricted stock grants over the vesting period of the underlying grant in an amount equal to the fair market value of the Company’s stock on the date of grant. No compensation expense was recognized related to the difference between the employee’s cost and the market value of stock purchased under the Company’s employee stock purchase plan.

The Company adopted FAS 123R effective January 1, 2006 using the modified-prospective transition method, and results for prior periods were not adjusted. Under this method, the Company recognizes compensation cost for both unvested stock-based awards outstanding at January 1, 2006 (based on the grant-date fair value determined in accordance with FAS 123) and stock-based awards made subsequent to January 1, 2006 (based on the grant-date fair value determined in accordance with FAS 123R). For awards with pro rata vesting, the Company recognizes compensation expense using the accelerated expense attribution method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

FAS 123R also requires the Company to estimate forfeitures of stock-based awards upon grant and to reevaluate this estimate during the requisite service period. Prior to the adoption of FAS 123R, the Company’s policy had been to reverse expense related to forfeitures of restricted stock as they occurred. In the three months ended March 31, 2006, the Company recorded a cumulative effect of a change in accounting of $1,657, less income taxes of $646, which represented a reversal of expense taken for those shares of unvested restricted stock granted prior to adoption that the Company estimates will be forfeited before vesting. All other impacts of adopting FAS 123R to the Company’s consolidated statement of income and net income per share were not material.

FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement reduces net operating cash flows and increases net financing cash flows. The amount of financing cash flows recognized for such excess tax deductions related to the exercise of stock options and vesting of restricted stock was $391 in the first quarter of 2006.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

For the first quarter of 2006, the Company recognized total stock-based compensation expense of $2,042, with a related income tax benefit realized of $802. Pro forma information regarding net income and net income per share for the three months ended March 31, 2005, shown in the table below, was determined as if the Company had applied the fair value recognition provisions of FAS 123 prior to January 1, 2006.

For the Three Months Ended March 31, 2005
Net income, as reported	$2,053
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,061
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,793
Pro forma net income	$1,321
Net income per share:
Basic—as reported	$0.06
Basic—pro forma	$0.04
Net income per share:
Diluted—as reported	$0.06
Diluted—pro forma	$0.04

The Company typically issues shares related to stock-based compensation plans from its treasury. In 2006, the Company received authorization from its Board of Directors to repurchase up to $50,000 of its common stock from time to time in open market purchases or privately negotiated transactions. As of March 31, 2006, the Company’s remaining availability to purchase shares related to this authorization totaled approximately $21,200.

2.   Variable Interest Entities

The Company was involved in the formation of a legal entity to act primarily as an agent of the Company to enter into policies with insurance carriers. The policies are for various types of insurance, including general liability, workers’ compensation and automotive. The entity is wholly-owned by an employee of the Company who holds the appropriate local insurance agent’s license required to issue these insurance policies on behalf of the insurance carriers. The entity collects premiums and remits them to the insurance carriers. In exchange, the entity receives commissions from the insurance carriers and remits a portion of the commission revenue to the Company (determined at the Company’s full discretion) in accordance with a facilities and services agreement. Based upon its evaluation, the Company consolidates this entity as the primary beneficiary of a variable interest entity (“VIE”) under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). As of March 31, 2006, the Company had $3,909 recorded in restricted cash and $315 recorded in available for sale securities

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

2.   Variable Interest Entities (Continued)

(non-current) that are held by the VIE and serve as collateral for the VIE’s obligations to the insurance carriers.

In 2005, the Company restructured a consolidated entity established to develop an office building by admitting a majority interest partner. Based upon its evaluation at this reconsideration event, the Company consolidates this entity as the primary beneficiary of a VIE. The entity’s note payable balance of $28,951 at March 31, 2006, is non-recourse to the Company and is collateralized by the underlying real estate project.

In 2005, the Company acquired $110,000 of tax credits through a program enacted by the Community Renewal Tax Relief Act of 2000. This program creates tax credits for equity investments in Community Development Entities (“CDEs”). The CDEs make qualified loans to Qualified Active Low-Income Community Businesses. Also in 2005, the Company obtained 0% to 0.01% managing interests in various CDEs established to make these loans. The CDEs’ equity used to fund the loans was contributed by its 99.99% to 100% third-party investor members. Through March 31, 2006, the CDEs have made qualified loans totaling approximately $59,875. The Company has determined that each of these CDEs is a VIE. However, based upon its evaluation, the Company is not the primary beneficiary of the entities. The Company believes that its maximum exposure to loss as a result of its involvement with these VIEs is not material. Additionally, in 2005, the Company obtained a 49% membership interest in a related entity that acts as the administrative member performing loan servicing and tax matters for the CDEs. Based upon the Company’s evaluation, this entity is also a VIE since the entity’s equity was funded from up-front fees received from the CDEs. However, based upon its evaluation, the Company is not the primary beneficiary of the entity. The Company believes that its maximum exposure to loss as a result of its involvement with this VIE is not material.

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

The Company is part of a co-lender group with an independent third party that issued a mezzanine loan to the owner of two office buildings. In 2000, the Company provided $567 of the total $5,667 mezzanine loan. At that time, another independent third-party lender provided the senior financing of $19,100 to the owner. The Company also provides building management and leasing services for the buildings under a long-term contract at market rates for such services. The mezzanine loan arrangement is considered to be a variable interest in the entity that owns the property, which the Company believes is a VIE. However, based upon the Company’s evaluation, the Company is not the primary beneficiary of the entity, and, therefore, the Company has not consolidated the VIE. The VIE sold one of its buildings

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

2.   Variable Interest Entities (Continued)

in 2004 and paid a portion of the Company’s note receivable at that time. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its outstanding note balance of $430 as of March 31, 2006.

3.   Real Estate

Certain real estate assets owned by the Company secure the outstanding balances of underlying mortgage or construction loans. All real estate is included in the Company’s Development and Investment segment (see Note 13). Real estate owned by the Company consisted of the following:

	March 31,		December 31,
	2006		2005
Real estate under development (current)	$162,475		$129,963
Real estate included in assets held for sale (see Note 8)	3,118		21,024
Real estate under development (non-current)	113,957		117,210
Real estate held for investment(1)	104,636		89,416
	$384,186	(2)	$357,613 (2)

(1)                 Net of accumulated depreciation of $3,176 and $2,075 at March 31, 2006, and December 31, 2005, respectively.

(2)                 Includes balances for lease intangibles and tenant origination costs of $(1,782) and $1,674 at March 31, 2006, and $(1,627) and $1,833 at December 31, 2005, respectively. The Company records lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization (recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs).

In 2003, the Company sold a parcel of land for $1,750 of which $1,125 of the consideration received was in the form of an interest-bearing note from the buyer. The Company retained a unilateral right to repurchase the property at any time through 2006, in addition to maintaining the right to approve any plans for development on the property. If the Company exercises its repurchase option, the Company would repay the amount it received from the buyer, plus a return on the buyer’s investment. Because of the Company’s continuing involvement in and option to repurchase the property, the transaction was recorded as a financing transaction rather than a sale. As of March 31, 2006, real estate under development (non-current) included $1,647 and current portion of notes payable on real estate included $1,750 related to this parcel of land.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

4.   Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consisted of the following:

	March 31, 2006	December 31, 2005
Real estate	$ 51,814	$ 44,496
Other	133,630	130,915
	$ 185,444	$ 175,411

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

Of the total Savills’ purchase price, approximately $3,251 has been allocated to the value of customer relationships, property and facilities management contracts and backlog. These allocated amounts are being amortized over periods up to ten years. The estimated difference between the carrying value of the investment and the amount of underlying equity in net assets of $67,371 will be evaluated for impairment as part of the investment as a whole when evidence of a loss in value occurs.

The summarized financial information below does not include the results of Savills because Savills qualifies as a foreign private issuer.

Summarized operating results for unconsolidated subsidiaries accounted for on the equity method were as follows:

	For the Three Months
	Ended March 31,
	2006	2005
Total revenues	$ 24,021	$ 19,549
Total expenses	22,586	17,763
Net income	$ 1,435	$ 1,786

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

5.   Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2006	2005
Payroll and bonuses	$ 19,988	$ 68,683
Commissions	20,765	34,449
Development costs	19,766	24,016
Deferred income	13,932	13,193
Interest	592	398
Insurance	2,623	2,144
Restructuring charges	1,629	1,810
Other	12,963	12,574
	92,258	157,267
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale (see Note 8)	14	1,523
	$ 92,244	$ 155,744

6.   Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2006	December 31, 2005
Borrowings under $175,000 line of credit with a bank (the “Credit Facility”)	$ 85,000	$ 35,000
Borrowings under $25,000 short-term revolving line of credit with a bank (the “Swing Line”)	2,000	—
Borrowings under £1,100 short-term borrowing facility with a bank (the “European Facility”)	370	1,286
Other	67	50
Total long-term debt	87,437	36,336
Less: Current portion of long-term debt	2,391	1,302
	$ 85,046	$ 35,034

The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum net worth and liquidity and certain key financial data. There are also certain restrictions on investments and acquisitions that can be made by the Company. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization. In February 2006, the Company amended its Credit Facility to allow for additional repurchases or other distributions on account of its common stock in

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

6.   Long-Term Debt (Continued)

an amount up to $100,000 through December 31, 2006 and to reduce the minimum required net worth covenant. At March 31, 2006, the Company is in compliance with all covenants of the Credit Facility.

The covenants associated with the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $175,000 commitment. At March 31, 2006, the Company has unused borrowing capacity of $81,943 (taking in account borrowings and letters of credit outstanding) under its Credit Facility. Borrowings under the Swing Line are unsecured and reduce borrowing capacity under the Credit Facility.

7.   Notes Payable on Real Estate

The Company had loans (the majority of which were construction loans) secured by real estate, which consisted of the following:

	March 31, 2006	December 31, 2005
Current portion of notes payable on real estate	$ 161,119	$ 133,941
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 8)	1,254	16,001
Total notes payable on real estate, current portion	162,373	149,942
Notes payable on real estate, non-current portion	126,364	106,216
Total notes payable on real estate	$ 288,737	$ 256,158

At March 31, 2006, $12,913 of the current portion and $5,584 of the non-current portion of notes payable on real estate are recourse to the Company (beyond being recourse to the single-purpose entity that held the real estate asset and was the obligor on the note payable). With respect to a project to which $3,322 of the current recourse obligations related, the Company has an agreement to sell the project upon completion, the proceeds of which will be used to repay the related note payable.

The Company has a participating mortgage loan obligation related to a real estate project classified as real estate under development. The participating mortgage loan is subordinate to a construction loan on the underlying project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and capital proceeds, net of related expenses, upon the sale of the project, after payment of amounts due under the construction loan. The lender receives 6% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35% to 80% of proceeds remaining after the construction loan is paid, based on reaching various internal rates of return. The amount of the participating liability and the related debt discount are $13,617 and $945, respectively, at March 31, 2006 and $12,809 and $1,835, respectively, at December 31, 2005. In the three months ended March 31, 2006 and 2005, the Company amortized $1,697 and $1,329, respectively, of the debt discount, which has been capitalized to real estate under development.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

8.   Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company’s balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at March 31, 2006, or sold in the three months ended March 31, 2006, that were not classified as held for sale at December 31, 2005, were reclassified to real estate and other assets held for sale in the Company’s balance sheet as of December 31, 2005.

Real estate and other assets held for sale and related liabilities were as follows:

	March 31, 2006	December 31, 2005
Assets:
Real estate held for sale (see Note 3)	$ 3,118	$ 21,024
Other current assets	15	72
Other assets	—	185
Total real estate and other assets held for sale	3,133	21,281
Liabilities:
Accrued expenses (see Note 5)	14	1,523
Notes payable on real estate held for sale (see Note 7)	1,254	16,001
Total liabilities related to real estate and other assets held for sale	1,268	17,524
Net real estate and other assets held for sale	$ 1,865	$ 3,757

9.   Stock-based Compensation

Under the Trammell Crow Company 1997 Option Plan (the “Assumed Option Plan”), the Company issued options to purchase 2,423,769 shares of the Company’s common stock at an exercise price of $3.85 per share. All options available under the Assumed Option Plan were granted on August 1, 1997. The options vested at the closing of the Company’s initial public offering on December 1, 1997, and became exercisable 30 days after that date. The options expire 10 years from the date of grant and are not contingent on continued employment with the Company. At March 31, 2006, common shares reserved for future issuance under the Assumed Option Plan totaled 293,679.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

9.   Stock-based Compensation (Continued)

Except for options granted to members of the Board of Directors and options granted in connection with acquisitions of real estate service companies, options vest over periods ranging from three to five years, and generally have partial vesting on anniversaries of the grant date. The Company has not granted any options since 2003.

The Long-Term Plan also provided for the awards of Stock Appreciation Rights, Restricted Stock and Performance Units. The restricted stock that has been issued under this plan vests over periods of up to five years from the date of grant.

At March 31, 2006, common shares reserved for future issuance under the Long-Term Plan totaled 4,708,684 shares, of which 874,575 common shares were available for future awards.

The Company has also established the Trammell Crow Company Employee Stock Purchase Plan (the “ESPP”). Employees may elect to have bi-weekly payroll deductions of 1% to 10% of gross earnings, which is used to purchase, on a semi-annual basis, stock of the Company at a 15% discount from market value, which is established on the date of issuance. The ESPP is available to all employees and requires a twelve-month holding period for stock purchased under the plan. The Company has reserved 3,000,000 shares of common stock for issuance under the ESPP, of which 2,131,606 had been issued through March 31, 2006. For the quarter ended March 31, 2006, activity related to the ESPP plan was not material.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

9.   Stock-based Compensation (Continued)

The Company’s stock option activity for the three months ended March 31, 2006, was as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise price of $9.74 to $14.50 (at market price at grant date)	Exercise price of $14.51 to $22.75 (at market price at grant date)	Exercise price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2005	412,255	2,740,586	1,588,380	144,621	4,885,842
Granted	—	—	—	—	—
Exercised	(110,635)	(424,652)	(194,325)	—	(729,612)
Forfeited	(7,941)	(5,879)	(3,046)	(4,076)	(20,942)
March 31, 2006	293,679	2,310,055	1,391,009	140,545	4,135,288
Weighted-average exercise price of options:
Granted	—	—	—	—
Exercised	$3.85	$11.62	$17.65	—
Forfeited	$3.85	$12.59	$17.50	$29.44
Outstanding at March 31, 2006	$3.85	$11.83	$17.73	$28.64
Weighted-average fair value of options granted	—	—	—	—
Weighted-average remaining contractual life	1.3 years	3.2 years	2.4 years	2.1 years
Options exercisable:
Number of options	293,679	2,050,847	1,391,009	140,545	3,876,080
Weighted-average exercise price	$3.85	$11.63	$17.73	$28.64

As of March 31, 2006, the aggregate intrinsic value of stock options outstanding was $90,320. The aggregate intrinsic value of exercisable stock options as of March 31, 2006 was $84,545. During the three months ended March 31, 2006, the total intrinsic value of options exercised was $15,228. The amount of the tax benefit realized related to those exercises for the same period was $323.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

9.   Stock-based Compensation (Continued)

The Company’s restricted stock activity for the three months ended March 31, 2006, was as follows:

	Shares	Weighted average grant-date fair value per share
Restricted Stock outstanding:
December 31, 2005	1,857,151	$13.61
Granted	9,525	34.98
Vested	(177,624)	8.55
Forfeited	(53,376)	8.35
March 31, 2006	1,635,676	$14.45

As of March 31, 2006, the total compensation cost related to unvested restricted stock awards not yet recognized was $10,042, net of expected forfeitures, and the weighted-average period over which these awards are expected to be recognized was 2.7 years. The total fair value of restricted stock that vested in the first quarter of 2006 was $7,680.

10.   Gain on Disposition of Real Estate and Discontinued Operations

During the first quarter of 2006, the Company sold three real estate projects (excluding those accounted for as discontinued operations) for an aggregate net sales price of $2,118 resulting in an aggregate gain on disposition of $908. The Company also recognized $162 of deferred gain from previous period dispositions. During the first quarter of 2005, the Company recognized total gain on disposition of real estate (excluding those accounted for as discontinued operations) of $1,568. This gain was comprised of a sale of a real estate project with a net sales price of $820 and a settlement related to the estimated cost to complete construction related to a previous period disposition.

The Company’s income (loss) from discontinued operations consists of the operations and gains on disposition of real estate projects held for sale or sold subsequent to the adoption of FAS 144, effective January 1, 2002, that are considered “components of an entity” as defined by FAS 144 and for which the Company does not have or expect to have any significant involvement in the operations of the project after the disposal. As required by FAS 144, certain revenues and expenses for the three months ended March 31, 2005, have been reclassified to conform to the presentation for the three months ended March 31, 2006.

In the first quarter of 2006, the Company sold three real estate projects that were considered discontinued operations under FAS 144. The aggregate net sales price for these projects was $22,745, and the Company recognized an aggregate gain on disposition of $4,881. In the first quarter of 2005, theCompany sold one real estate project that was considered a discontinued operation under FAS 144. The net sales price for this project was $1,834, and the Company recognized a gain on disposition of $84. The gain on disposition related to these projects has been reported as discontinued operations, net of applicable income taxes, in the consolidated statements of income.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

10.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

The components of discontinued operations were as follows:

	For the Three Months Ended March 31,
	2006	2005
Revenues
Development and construction	$—	$1,232
Gain on disposition of real estate	4,881	84
Total Revenues	4,881	1,316
Costs and Expenses
Salaries, wages, and benefits	3	33
Commissions	306	—
General and administrative	113	901
Depreciation and amortization	—	285
Interest	—	638
Total Expenses	422	1,857
Operating income (loss)	4,459	(541)
Interest and other income	145	16
Income (loss) from discontinued operations, before income taxes	4,604	(525)
Income tax (expense) benefit	(1,473)	200
Minority Interest	(826)	—
Income (loss) from discontinued operations, net of income taxes	$2,305	$(325)

11.   Financial Instruments

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

In the first quarter of 2005, the Company had such agreements with notional amounts ranging from $2,498 to $11,400 and the Company was to receive payments if the 30-day LIBOR-based floating interest rate exceeded rates ranging from 3.25% to 3.5%. These agreements had expired or had been terminated prior to 2006. In addition, at March 31, 2006, the company held two such agreements with notional amounts of $25,650 and $18,500 and under both agreements, the Company receives payments if the 30-day LIBOR-based floating interest rate exceeds 5.5%. These agreements expire on January 2, 2008 and April 1, 2009. Through March 31, 2006, amounts recorded related to these interest rate cap agreements were not material.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

11.   Financial Instruments (Continued)

Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company’s long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

12.   Commitments and Contingencies

The Company has guaranteed repayment of a maximum of $7,131 of real estate notes payable of its unconsolidated subsidiaries, of which $7,090 is outstanding at March 31, 2006. These notes are secured by the underlying real estate projects and have maturity dates through December 2009.

In 2004, the Company issued a debt repayment guaranty of an unconsolidated subsidiary in conjunction with a $30,000 loan agreement. As part of this loan agreement, the Company issued a repayment guaranty of up to 50% of the loan balance plus any accrued and unpaid interest. In accordance with the terms of the guaranty, at such time as the principal balance has been reduced to $15,000 or less and a target loan-to-value ratio has been reached, the Company’s guaranty is reduced to 25% of the loan balance. In exchange for the guaranty, the Company receives a priority return with respect to its capital contribution based on the outstanding amount of principal on the loan. The Company estimates that its likely exposure under the guaranty is not material and has determined that the present value of the priority return is the best estimate of the fair value of the guaranty under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (“FIN 45”). The Company initially recorded a liability offset by an increase in its investment in unconsolidated subsidiary balance of $1,886. The underlying note was paid down to $15,000 in the second quarter of 2005, resulting in a decrease in the Company’s guaranty. As a result, the Company decreased the liability balance, with a corresponding decrease to the investment balance. The liability balance was $472 at March 31, 2006.

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

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

12.   Commitments and Contingencies (Continued)

At March 31, 2006, the Company had outstanding letters of credit totaling $18,653, including $2,992, $4,307 and $8,290 of which collateralize amounts recorded in accrued expenses, other current liabilities and other liabilities, respectively. The letters of credit expire at varying dates through March 2007.

In addition, at March 31, 2006, the Company had numerous completion and budget guarantees relating to development projects. These guarantees are made with third-party owners in the normal course of business. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which the Company provides these guarantees. These contracts are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

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

As of March 31, 2006, the Company had made non-refundable earnest money deposits totaling $5,710 in conjunction with contracts to acquire approximately $154,997 of real estate from other entities.

The Company and one of its subsidiaries were defendants in a lawsuit styled Bank One Oklahoma, N.A., et al. (the “Bank”) v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, filed in the US District Court for the Northern District of Illinois, originally filed on April 2, 2003. On January 25, 2006, the Company and the Bank resolved the lawsuit between them. The claims filed by each party have been dismissed. The Company accrued the amount required under the terms of the settlement as of December 31, 2005.

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

13.   Segment Information

Description of Services by Segment

The Global Services segment includes property and facilities management, brokerage and corporate advisory, and project and construction management services delivered to both user and investor clients. The Development and Investment segment includes development activities performed on behalf of

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

13.   Segment Information (Continued)

investor and user clients on a fee basis, as well as development and investment activities pursuant to which the Company takes an ownership position. The Development and Investment segment results also include activities related to the Company’s operating real estate projects prior to disposition.

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates performance and allocates resources among its two reportable segments based on income before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors Management Used to Identify the Company’s Reportable Segments

The Company’s reportable segments are defined by the nature of the service provided and activities conducted. Because development services require specialized knowledge, the Company’s organization structure allows the group of individuals with specialized knowledge and experience in development activities to perform these services with greater focus through the Company’s Development and Investment segment. The organizational structure of the Global Services segment allows the Company to leverage resources in specific geographic areas, as non-development services provided to user and investor clients often require similar expertise.

During the three months ended March 31, 2006 and 2005, approximately 95% and 96%, respectively, of the Company’s revenues were from clients located in the United States. For the three months ended March 31, 2006, one individual client accounted for $22,705, or 10%, of the Company’s consolidated revenues. For the three months ended March 31, 2005, the same client accounted for $23,948, or 13%, of the Company’s consolidated revenues. Revenues from this client are included primarily in the Company’s Global Services segment.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

13.   Segment Information (Continued)

Summarized financial information for reportable segments was as follows:

	For the Three Months Ended March 31,
	2006	2005
Global Services:
Total revenues	$208,213	$169,216
Costs and expenses	202,626	165,249
Operating income	5,587	3,967
Interest and other income	684	777
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	6,271	4,744
Minority interest, before income taxes	126	189
Income from investments in unconsolidated subsidiaries, before income taxes	2,830	701
Income from continuing operations, before income taxes	9,227	5,634
Income from discontinued operations, before income taxes	464	—
Income before cumulative effect of a change in accounting principle	9,691	5,634
Cumulative effect of a change in accounting principle, before income taxes	984	—
Income before income taxes	$10,675	$5,634
Development and Investment:
Total revenues	$9,877	$9,405
Costs and expenses	18,902	16,223
Operating loss	(9,025)	(6,818)
Interest and other income	185	144
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(8,840)	(6,674)
Minority interest, before income taxes	(504)	3,026
Income from investments in unconsolidated subsidiaries, before income taxes	721	1,859
Loss from continuing operations, before income taxes	(8,623)	(1,789)
Income (loss) from discontinued operations, before income taxes	3,314	(525)
Loss before cumulative effect of a change in accounting principle	(5,309)	(2,314)
Cumulative effect of a change in accounting principle, before income taxes	673	—
Loss before income taxes	$(4,636)	$(2,314)
Total:
Total revenues	$218,090	$178,621
Costs and expenses	221,528	181,472
Operating loss	(3,438)	(2,851)
Interest and other income	869	921
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(2,569)	(1,930)
Minority interest, before income taxes	(378)	3,215
Income from investments in unconsolidated subsidiaries, before income taxes	3,551	2,560
Income from continuing operations, before income taxes	604	3,845
Income (loss) from discontinued operations, before income taxes	3,778	(525)
Income before cumulative effect of a change in accounting principle	4,382	3,320
Cumulative effect of a change in accounting principle, before income taxes	1,657	—
Income before income taxes	$6,039	$3,320

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006
(dollars in thousands, except per share data)
(Unaudited)

13.   Segment Information (Continued)

	March 31,	December 31,
	2006	2005
Total Assets:
Global Services	$416,493	$434,712
Development and Investment	529,596	513,455
Total consolidated assets	$946,089	$948,167

14.   Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Three Months Ended
	March 31,
	2006	2005
Non-cash activities:
Restricted stock forfeitures, net of issuances	$(1,441)	$(1,822)

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

Services provided to user clients by the Company’s Global Services group, which has approximately 6,300 employees, consist of: corporate advisory services, project management and facilities management. Corporate advisory services are brokerage and brokerage-related services that include primarily tenant representation brokerage services, as well as other transaction or portfolio services such as acquisition/disposition brokerage, lease administration and lease audits. Project management services include facility planning, construction oversight, space planning, site consolidations, multi-location expansion programs, facilities design, signage conversions, portfolio-wide operational refits and upgrades, and workplace moves, adds, and changes. Facilities management services are building management services that include administration and day-to-day operation, maintenance and repair of client-occupied facilities, office services, and call center services.

Services provided to investor clients by the Company’s Global Services group consist of: brokerage, construction management and property management. Brokerage services include project leasing (when the Company is engaged as the owner’s leasing agent for renewals, expansions and leasing of vacant space in investor-owned properties) and capital markets (investment sales and capital sourcing) services. Construction management services are project management services that primarily include space planning and tenant finish coordination, typically in conjunction with property management and leasing assignments. Property management services are building management services that include all aspects of building operations, maintenance and repair, tenant relations and oversight of building improvement processes.

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

The Development and Investment group, with approximately 250 employees, provides development services to users and investors and pursues opportunistic but risk-mitigated development and investment in commercial real estate across a wide spectrum of product types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); higher education facilities, including student housing; and residential/mixed-use projects. The Company acts as the general manager of the development process, providing services that are vital in all stages of the process, including: (i) site identification, due diligence and acquisition; (ii) evaluating project feasibility, budgeting, scheduling and cash flow analysis; (iii) procurement of approvals and permits, including zoning and other entitlements; (iv) project finance advisory services; (v) coordination of project design and engineering; (vi) construction bidding and management and tenant finish coordination; and (vii) project close-out and tenant move coordination. The Company may pursue development and investment activity on behalf of its user and investor clients (with no ownership), in partnership with its clients (through co-investment—either on an individual project basis or through a fund or program) or for its own account (100% Company ownership).

Results of Operations—Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the three months ended March 31, 2005, have been reclassified to conform to the presentation for the three months ended March 31, 2006. As a result, certain balances differ from the amounts reported in previously filed documents. See Income (Loss) from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Three Months Ended March 31,
	2006	2005	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$65,034	$55,137	$9,897	17.9%
Corporate advisory services	45,833	24,673	21,160	85.8%
Project management services	29,679	25,324	4,355	17.2%
	140,546	105,134	35,412	33.7%
Investor Services:
Property management	33,852	34,087	(235)	(0.7)%
Brokerage	30,760	27,780	2,980	10.7%
Construction management	3,012	2,215	797	36.0%
	67,624	64,082	3,542	5.5%
Development and construction	8,850	7,837	1,013	12.9%
	217,020	177,053	39,967	22.6%
Gain on disposition of real estate	1,070	1,568	(498)	(31.8)%
TOTAL REVENUES	218,090	178,621	39,469	22.1%
COST AND EXPENSES:
Salaries, wages and benefits	146,090	125,711	20,379	16.2%
Commissions	34,139	22,658	11,481	50.7%
General and administrative	37,101	30,024	7,077	23.6%
Depreciation and amortization	2,700	2,399	301	12.5%
Interest	1,498	680	818	120.3%
TOTAL EXPENSES	221,528	181,472	40,056	22.1%
Operating Loss	(3,438)	(2,851)	(587)	(20.6)%
Interest and other income	869	921	(52)	(5.6)%
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(2,569)	(1,930)	(639)	(33.1)%
Income tax benefit	1,002	737	265	36.0%
Minority interest, net of income taxes	(231)	1,988	(2,219)	(111.6)%
Income from investments in unconsolidated subsidiaries, net of income taxes	2,167	1,583	584	36.9%
Income from continuing operations	369	2,378	(2,009)	(84.5)%
Income (loss) from discontinued operations, net of income taxes	2,305	(325)	2,630	809.2%
Income before cumulative effect of a change in accounting principle	2,674	2,053	621	30.2%
Cumulative effect of a change in accounting principle, net of income taxes	1,011	—	1,011	—
Net income	$3,685	$2,053	$1,632	79.5%

Segment Performance.   The Global Services segment income before income taxes increased 91% from $5.6 million in the first quarter of 2005 to $10.7 million in the first quarter of 2006. Revenues for this segment increased 23%, from $169.2 million in the first quarter of 2005 to $208.2 million in the first quarter of 2006. Increases in all of the user services revenues lines (facilities management up 18%, corporate advisory services up 86%, and project management up 17%) contributed to the increase in income before income taxes, as did the 11% increase in brokerage revenues from investor customers. The revenue increases reflect the impact of the Company’s success winning new outsourcing business—both through new contract awards and expansions with existing customers—and its continued efforts to grow its brokerage business.

The Development and Investment segment posted a loss before income taxes of $2.3 million in the first quarter of 2005 as compared to a $4.6 million loss in the first quarter of 2006. Segment operating expenses increased 17%, from $16.2 million in the first quarter of 2005 to $18.9 million in the first quarter of 2006. The increase reflects investments in additional personnel to drive and support growth and increases in real estate operating expense, interest, and depreciation and amortization associated with increased real estate development and investment activity.

Revenues.   Facilities management revenue increased from the first quarter of 2005 to the first quarter of 2006. This increase is primarily the result of the addition of several new customers as well as the expansion of existing client relationships subsequent to the first quarter of 2005. Reimbursement of salaries, wages, benefits and out-of-pocket general and administrative costs, a component of facilities management revenue, comprised the majority of the revenue increases from 2005. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

Corporate advisory services revenue increased for the first quarter of 2006 over the first quarter of 2005, driven largely by increases in commissions generated from tenant representation transactions. The increase in commission revenues was in part the result of an increase in the number of tenant representation brokers as the Company has focused on expanding its brokerage network. In addition, transaction volumes have increased as clients continue to show a willingness to make real estate commitments.

The revenue growth in project management was the result of the addition of new clients and the expansion of services provided to existing clients (due to increases in clients’ portfolios, the scope of the Company’s services under certain outsourcing contracts and transaction volume).

Property management revenue remained relatively flat for the three months ended March 31, 2006 as compared to the same period in 2005. Square footage under management decreased slightly, primarily due to sales of buildings in the Company’s management portfolio to REITs or other investors that self-manage their properties or use other service providers. In addition, some square footage decreases resulted from existing clients taking services in-house or to other service providers. These decreases were partially offset by additions to square footage related to new business.

Brokerage revenue increased in the first quarter of 2006 from the same period in 2005, primarily due to increases in project leasing commissions. Project leasing increased due to improving market fundamentals, such as decreasing vacancies and increasing rents in certain markets. Investment sales revenues also increased slightly as real estate remains a favored asset class among certain investors as a result of improving leasing fundamentals and relatively low interest rates.

Construction management revenue increased in the first quarter of 2006 compared to the first quarter of 2005. Construction management revenue is generated from services including space planning and tenant finish coordination for investor clients in conjunction with property management and leasing assignments, and are directly related to tenants’ real estate demands. The increase in construction management revenue resulted from a higher volume of construction projects as tenant leasing activity increased and is consistent with the increase in brokerage revenue.

Development and construction revenue increased in the first quarter of 2006 as compared to the first quarter of 2005, driven in part by an increase in development fees. In addition, development and construction revenue increased slightly due to an increase in rental revenue from acquisitions of operating real estate properties.

Through approximately 1990, the Company focused its commercial real estate development business on office, industrial and retail projects primarily for investor clients. Since that time, the Company has expanded its focus to include other types of commercial development and development for user clients. National initiative teams source development and acquisition opportunities with both user and investor clients in healthcare, higher education, on-airport distribution and residential/mixed-use, and initiative personnel support local development teams in the execution of the resulting projects. By expanding its focus to include development for user clients and in these initiatives, particularly those in the healthcare sector, the Company seeks to mitigate the cyclicality traditionally inherent in the commercial development business. The Company seeks to establish funds and programs with capital partners and to channel increasing amounts of development and investment activity into those funds and programs. The Company’s in process inventory of projects has grown to $4.0 billion at the end of the first quarter of 2006, up from $3.1 billion at the end of the first quarter of 2005.

The Company’s gain on disposition of real estate decreased in the first quarter 2006 as compared to the first quarter of 2005. In the first quarter of 2006, the Company sold three real estate projects with an aggregate net sales price of $2.1 million, resulting in an aggregate gain on disposition of $0.9 million, and recognized deferred gain of $0.2 million relating to previous period dispositions. In the first quarter of 2005, the Company recognized total gain on disposition of real estate of $1.6 million. This gain was comprised of a sale of a real estate project with a net sales price of $0.8 million and a settlement related to the estimated cost to complete construction related to a previous period disposition.

In addition, Development and Investment income is generated from investments in unconsolidated subsidiaries and from the operation and/or disposition of real estate classified as “discontinued operations.” The impact of Development and Investment project sales accounted for as income from the Company’s unconsolidated subsidiaries or as income from discontinued operations is a regular part of, and can contribute significantly to, Development and Investment results in any given period. See Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes and Income (Loss) from Discontinued Operations, Net of Income Taxes, below, for additional information.

Costs and Expenses.   Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by clients (“reimbursed employees”); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed (“unreimbursed employees”); long-term incentive compensation associated with stock-based awards to certain employees; and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions, including those transactions recorded as income from discontinued operations. Salaries, wages and benefits expense for both reimbursed and unreimbursed employees increased in the first quarter 2006 from the first quarter of 2005. Salaries, wages and benefits for reimbursed employees grew as the Company increased its facilities management and project management headcount to service client expansions and new clients. The increased expense for unreimbursed employees resulted from an increase in personnel to support the Company’s overall growth. In addition, the Company experienced a sharp increase of $4.1 million in employee medical costs in the first quarter 2006 as compared to the first quarter of 2005. This increase was unusual based on the Company’s historical experience and the Company does not see any factors that lead it to believe this trend will be sustained on a go forward basis. The Company is self-insured for employee medical costs with third-party stop-loss insurance for large individual claims.

The increase in commission expense during the first quarter 2006 was directly attributable to the increases in the Company’s corporate advisory services and brokerage revenue discussed above.

General and administrative expenses increased in the first quarter of 2006 as compared to the first quarter of 2005, due in part to increased client-reimbursed out-of-pocket general and administrative expenses, due to growth in the Company’s facilities management and project management service lines.

The increase in the first quarter of 2006 is also due in part to an increase in legal and professional fees. In addition, the acquisition of several operating real estate properties has led to increased real estate operating expenses in 2006. These properties, which the Company plans to redevelop, lease and sell, include acquisitions made through the Company’s fifth discretionary development and investment fund (“Fund V”).

Depreciation and amortization expenses remained relatively flat in the first quarter of 2006 as compared to the first quarter of 2005. Interest expense increased in the first quarter of 2006, primarily as a result of higher average outstanding balances under the Company’s revolving line of credit as compared to the first quarter of 2005. This increased interest expense was primarily due to amounts drawn to fund the Company’s acquisition of an additional ownership interest in Savills in the second quarter of 2005, as well as to fund the Company’s first quarter 2006 stock repurchases.

Minority Interest, Net of Income Taxes.   Minority interest fluctuated from income in the first quarter of 2005 to expense in the first quarter of 2006. This fluctuation is primarily due to expense recognized in the first quarter of 2006 related to a gain on disposition of a consolidated real estate project in Fund V, which is shared with outside partners. In addition, a portion of the first quarter 2005 income relates to the minority interest owners’ share of fees earned by the Company related to certain real estate projects.

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   In the ordinary course of business, a significant portion of the Company’s development and investment activities are conducted, and are expected to be conducted in future periods, through unconsolidated subsidiaries. The Company also has certain investments in unconsolidated subsidiaries which are not related to its development and investment activities. Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries. The increase in income from investments in unconsolidated subsidiaries in the first quarter of 2006 as compared to 2005, reflects, among other things, the Company’s increased investment in Savills (made in April 2005). For the first quarter 2006, income from investments in unconsolidated subsidiaries also includes the Company’s share of the operating results of Trammell Crow Meghraj, the Company’s Indian affiliate (investment made in October 2005) and of Trammell Crow Company Krombach Partners, the affiliate through which the Company provides services in the St. Louis area (formed in October 2005). In the first quarter of 2006, income from the Company’s investment in Savills was partially offset by amortization of the portion of the Savills purchase price allocated to certain intangible assets.

Income (Loss) from Discontinued Operations, Net of Income Taxes.   Income (loss) from discontinued operations consists of the operations of real estate properties and gain on disposition of real estate properties held for sale or sold, that were considered components of an entity under FAS 144 and in which the Company had not retained or did not expect to retain significant continuing involvement. Dispositions of real estate assets have been and continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a significant amount of these activities to be classified as discontinued operations in future periods. Because gains on sale of real estate projects accounted for as income from discontinued operations give rise to indirect costs, such as incentive and other compensation expense of Development and Investment segment personnel, and fund-level minority interest associated with the gains, the portion of the Company’s net income attributable to sales was significantly less than the amount shown as income from discontinued operations. During the first quarter of 2006, the Company sold three real estate projects that were considered discontinued operations for an aggregate net sales price of $22.7 million, resulting in an aggregate gain on disposition (before income taxes) of $4.9 million. The Company sold one real estate project in the first quarter of 2005 that was considered a discontinued operation for a net sales price of $1.8 million, resulting in a gain on disposition of $0.1 million.

Cumulative Effect of a Change in Accounting Principle, Net of Income Taxes.   The income from cumulative effect of a change in accounting principle is due to the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006 (“FAS 123R”). FAS 123R requires the Company to estimate forfeitures of share-based payments upon grant and to reevaluate this estimate during the requisite service period. Prior to the adoption of FAS 123R, the Company’s policy had been to reverse expense related to forfeitures of restricted stock as they occurred. In the three months ended March 31, 2006, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, which represented a reversal of expense taken for those shares of unvested restricted stock granted prior to adoption that the Company estimates will be forfeited before vesting.

Net Income.   Net income increased due to the fluctuations in revenues and expenses described above. In addition, net income for the first quarter 2006 was adversely impacted due to an increase in the Company’s effective income tax rate. This increase reflects projected 2006 real estate sales occurring in states with higher state income tax rates as compared to the rates applied to 2005 sales.

New Accounting Pronouncement

The Company adopted FAS 123R effective January 1, 2006, using the modified-prospective transition method, and results for prior periods were not adjusted. Prior to adoption of FAS 123R, the Company elected to use the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation arrangements. Compensation expense for stock options was recognized to the extent the market price of the underlying stock on the date of grant exceeded the exercise price of the option. The Company recognized compensation expense related to restricted stock grants over the vesting period of the underlying award in an amount equal to the fair market value of the Company’s stock on the date of grant. No compensation expense was recognized related to the difference between the employee’s cost and the market value of stock purchased under the Company’s employee stock purchase plan.

FAS 123R requires all stock-based awards to employees to be recognized in the income statement based on their fair values. FAS 123R also requires the Company to estimate forfeitures of share-based payments upon grant and to reevaluate this estimate during the requisite service period. Prior to the adoption of FAS 123R, the Company’s policy had been to reverse expense related to forfeitures of restricted stock as they occurred. See Cumulative Effect of a Change in Accounting Principle, Net of Income Taxes. All other impacts of adopting FAS 123R to the Company’s consolidated statement of income and net income per share were not material.

For the first quarter of 2006, the Company recognized total stock-based compensation expense of $2.0 million, with a related income tax benefit realized of $0.8 million.

As of March 31, 2006, the total compensation cost related to unvested restricted stock awards not yet recognized was $10.0 million, net of expected forfeitures, and the weighted-average period over which these awards are expected to be recognized was 2.7 years.

Quarterly Results of Operations and Seasonality

The results of operations for any quarter are not necessarily indicative of results for any future period. The Company’s revenues and net income during the fourth fiscal quarter historically have been significantly greater than in each of the first three fiscal quarters, primarily because its clients have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets, the recognition of incentive fees (often in the latter part of the fiscal year as contractual targets are met) and other factors may also cause quarterly fluctuations in the Company’s results of operations.

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

Net cash used in operating activities totaled $75.0 million for the first quarter of 2006, compared to $81.1 million in the first quarter of 2005. This decrease in cash used was due to greater collections of accounts receivable in the first quarter of 2006 as compared to the first quarter of 2005. In addition, there was a decrease in income tax payments in the first quarter of 2006 on account of 2005 activity, as compared to such payments in the first quarter of 2005 on account of 2004 activity, primarily due to the timing of payments made for each period. These cash inflows were offset by an increase in restricted cash, primarily due to an increase in cash that is restricted for use by the Company’s consolidated insurance company to pay insurance premiums to third-party insurance companies. In addition, cash used in real estate activities, net of related borrowings, was $4.9 million in the first quarter of 2006, compared to $7.9 million for the same period of 2005 as a result of decreased real estate investment activity in the first quarter of 2006.

Net cash used in investing activities totaled $19.7 million for the first quarter of 2006, compared to $42.8 million for the first quarter of 2005. This decrease in cash used is primarily due to the Company’s wholly-owned captive insurance company making purchases, net of sales proceeds, of $17.6 million in marketable securities in 2005, as compared to receiving $0.1 million of proceeds from sales, net of purchases, in 2006. Also, expenditures made in the first quarter of 2006 related to real estate classified as “held for investment” were $13.6 million during the first quarter of 2006, as compared to $17.6 million during the first quarter of 2005. In addition, cash used decreased due to a decrease in investments in unconsolidated subsidiaries, net of distributions, to $5.2 million in the first quarter of 2006 as compared to $5.8 million in the same period of 2005.

Net cash provided by financing activities totaled $58.3 million during the first quarter of 2006 as compared to cash used of $1.2 million during the same period of 2005. The increase in cash provided in 2006 is primarily due to borrowings, net of principal debt payments, under the Company’s line of credit of $51.1 million, compared to principal debt payments, net of borrowings, of $0.2 million in the comparable 2005 period. The Company used the 2006 borrowings to fund its purchase of shares of its own stock, and income tax and incentive payments on account of 2005 results. In addition, the Company received proceeds from the exercise of employee stock options of $8.4 million in 2006, as compared to $0.3 million in 2005. Also contributing to the increase in cash was an increase in proceeds from borrowings, net of payments, of $23.0 million on notes payable related to real estate held for investment as compared to $17.1 million in the same period of 2005. In addition, the Company received contributions, net of distributions, from minority interest holders of $2.7 million in the first quarter of 2006, compared to distributions, net of contributions, of $8.7 million in the first quarter of 2005. Also, the Company repurchased shares of its own stock totaling $28.9 million in the first quarter of 2006, as compared to $11.1 million of stock repurchases in the comparable period in 2005.

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

The Credit Facility contains various covenants such as the maintenance of minimum equity, liquidity, revenues, interest coverage ratios and fixed charge ratios. The Credit Facility also includes restrictions on recourse indebtedness and total indebtedness, restrictions on liens and certain restrictions on investments and acquisitions that can be made by the Company. In addition, the Company may not pay dividends, repurchase common shares, or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization. In February 2006, the Company amended its Credit Facility to allow for repurchases or other distributions on account of its common stock in an amount up to $100.0 million through December 31, 2006 and to reduce the minimum required net worth covenant. The Credit Facility is guaranteed by certain significant subsidiaries of the Company and is secured by a pledge of a stock of such significant subsidiaries and a pledge of certain intercompany indebtedness.

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

At March 31, 2006, the Company had outstanding borrowings of $85.0 million under the Credit Facility and $2.0 million under the Swing Line. The covenants contained in the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $175.0 million commitment. The Company’s unused borrowing capacity (taking into account borrowings and letters of credit outstanding) under the Credit Facility was $81.9 million at March 31, 2006. Since many of the financial covenants in the Credit Facility are dependent on the Company’s “EBITDA,” as defined in the Credit Facility agreement and calculated on a trailing four-quarter basis, a decline in the Company’s overall operations could adversely impact the Company’s ability to comply with these financial covenants and, in turn, the Company’s borrowing capacity.

At March 31, 2006, the Company was in compliance with all covenants of the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions and investments, fund its co-investment activities and provide the Company with an additional source of working capital.

In 2005 and 2006, the Company entered into two interest rate cap agreements in order to limit its interest expense on construction loans with 30-day LIBOR-based floating interest rates related to consolidated real estate projects. The interest rate cap agreements have notional amounts of $25.7 million and $18.5 million, and the Company receives payments if the LIBOR-based interest rate exceeds 5.5%.

These agreements expire on January 2, 2008 and April 1, 2009. Through March 31, 2006, amounts recorded related to these interest rate cap agreements were not material.

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

In February 2006, the Company announced that its Board of Directors had authorized the purchase of up to $50.0 million of its common stock from time to time in open market purchases or in privately negotiated transactions. The repurchase of shares is intended to be accretive to future earnings per share for holders who retain their shares. The Company’s intent with respect to its stock repurchase programs is to reserve the repurchased shares for issuance in connection with the Company’s equity-based incentive plans, as well as for other corporate purposes. Through March 31, 2006, the Company had repurchased 862,000 shares of stock for an aggregate cost of $28.9 million.

Off-balance Sheet Arrangements

The Company has off-balance sheet arrangements consisting of certain debt repayment guarantees that have been provided by the Company as security for the obligations of others (primarily unconsolidated subsidiaries of the Company) in the normal course of the Company’s real estate development business. The Company has not made any material payments under such arrangements in the three months ended March 31, 2006 or 2005. The Company has guaranteed a maximum of $7.13 million of such notes payable, of which $7.09 million was outstanding at March 31, 2006. Payments required under these arrangements, if any, could be indicative of impairment in the Company’s investments in the underlying unconsolidated subsidiaries and therefore could result in additional expense to the Company.

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believe,” “anticipate,” “attainable,” “forecast,” “will,” “may,” “expect(ation),” “envision,” “project,” “budget,” “objective,” “goal,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “prospects,” “forsee,” “look(ing) for,” “look to” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to (i) the ability of the Company to retain its major clients and renew its contracts, (ii) the ability of the Company to attract new user and investor clients, (iii) the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the Company’s participation as a principal in real estate investments, (iv) the Company’s ability to continue to pursue its growth strategy, (v) the Company’s ability to pursue strategic acquisitions on favorable terms and manage challenges and issues commonly encountered as a result of those acquisitions, (vi) the Company’s ability to compete in highly competitive national and local business lines, (vii) the Company’s ability to attract and retain qualified personnel in all areas of its business (particularly senior management), (viii) the timing of individual transactions, (ix) the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale, and (x) the ability of the Company to compete effectively in the international arena and manage the risks of operating in the international arena (including foreign currency exchange risk). In addition, the Company’s ability to achieve certain anticipated results will be subject to other factors affecting the Company’s business that are beyond the Company’s control, including but not limited to general economic conditions (including interest rates, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate commitments and other factors impacting the value of real estate assets), the effect of government regulation on the conduct of the Company’s business and the threat of terrorism and acts of war. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

ITEM 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Notes 6 and 7 to the Company’s Condensed Consolidated Financial Statements. The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. During the first three months of 2006, the Company borrowed $85.0 million, net of principal debt payments, under the Credit Facility, primarily to fund incentive compensation and income tax payments and repurchases of its common stock. From time to time, the Company purchases interest rate agreements to hedge, cap or lock a portion, but not all, of its exposure to fluctuations in interest rates, and, as such, the effects of interest rate changes may be limited.

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

PART II—OTHER INFORMATION

ITEM 1.                Legal Proceedings

The Company and one of its subsidiaries were defendants in a lawsuit styled Bank One Oklahoma, N.A., et al. (the “Bank”) v. Trammell Crow Services, Inc. and Trammell Crow Company, No. 03 C 3624, filed in the US District Court for the Northern District of Illinois, originally filed on April 2, 2003. On January 25, 2006, the Company and the Bank resolved the lawsuit between them. The claims filed by each party have been dismissed.

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

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Purchases under the Company’s stock repurchase programs in the first quarter of 2006 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	—		—	—	—
February 1, 2006 – February 28, 2006	—		—	—	—
March 1, 2006 – March 31, 2006	862,000	(1)	$33.43	862,000	$21,200,000
Total	862,000		$33.43	862,000	$21,200,000

(1)                 On February 22, 2006, the Company announced that its Board of Directors had authorized it to repurchase up to $50.0 million of its common stock from time to time in open market purchases or in privately negotiated transactions.

ITEM 6.                Exhibits

(a)   Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1(6)	First Amendment of Credit Agreement dated February 22, 2006, between the Company and Bank of America, N.A.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)                 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAMMELL CROW COMPANY
	By:	/s/ DEREK R. MCCLAIN
Derek R. McClain
Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)
Date: May 10, 2006

Exhibit Index

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1(6)	First Amendment of Credit Agreement dated February 22, 2006, between the Company and Bank of America, N.A.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)                 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference.