Form 10-K/A
period 2005-12-31
TRAMMELL CROW CO
filed 2006-06-29
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

There were 35,991,637 shares of the registrant’s common stock outstanding as of June 26, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

Explanatory Note

This Form 10-K/A Amendment No. 1 is being filed by Trammell Crow Company (the “Company”) to provide certain information regarding Savills plc (“Savills”) in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding Savills plc.”

The Company accounts for its interest in Savills on the equity method and has included summarized financial information for Savills as part of the “Other” category in Note 6 of the Company’s consolidated financial statements.  For the year ended December 31, 2005, the Company’s share of Savills’ income from continuing operations before income taxes represented approximately 22% of the Company’s income from continuing operations before income taxes, calculated in accordance with Rule 1-02(w) of Regulation S-X.  As this exceeds the 20% threshold under Rule 3-09 of Regulation S-X, the Company is required to file Savills’ audited financial statements on a Form 10-K/A by June 29, 2006.

The Company believes that the use of income from continuing operations as the measure of recurring income by which Savills’ significance is calculated overstates Savills’ significance because the Company’s income from continuing operations does not include a category of income that is routinely generated by sales of properties created through its development operations – “income from discontinued operations” that is categorized as such solely as a result of the application of Financial Accounting Standards Board  Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  If this type of recurring income from property sales transactions were included as income from continuing operations, Savills would account for approximately 16% of the Company’s 2005 recurring income (measured on this basis), and the filing of Savills’ financial statements would not be required.

Nonetheless, because the Company’s share of Savills’ income from continuing operations calculated in accordance with Rule 1-02(w) of Regulation S-X exceeds the 20% threshold, the Company has requested Savills to take the actions required of it to facilitate the Company’s filing of Savills’ audited financial statements on a Form 10-K/A by June 29, 2006.  Savills has refused to take such actions. While the Company is thus unable to file the required financial statements, the Company has filed this Form 10-K/A to provide certain information regarding Savills, including summarized unaudited financial information of Savills as of December 31, 2005 and 2004, and for the years then ended and to provide a reference to where Savills’ full audited financial statements may be viewed or obtained.

The Company has also updated Management’s Discussion and Analysis of Financial Condition and Results of Operations to announce the completion of its previously announced $50.0 million share repurchase program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Other portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated as appropriate.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the other information included in Item 15(a)(1) and (2) of this Annual Report on Form 10-K/A.

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

FAS 123R became effective for the Company beginning January 1, 2006. FAS 123R permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. The Company adopted FAS 123R using the modified-prospective method under which it will record compensation expense for all share-based awards granted after the effective date and for those unvested awards granted prior to the effective date.

Prior to FAS 123R becoming effective, as previously permitted by FAS 123, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for the fair value of employee stock options or for the difference between the employee’s cost and the market value of stock purchased under the Company’s employee stock purchase plan. Accordingly, the adoption of FAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it is not expected to impact the Company’s overall financial position. The total impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, the amount of additional expense the Company will recognize subsequent to adoption related to unvested stock options granted prior to adoption (net of estimated forfeitures) is not material. FAS 123R also requires the Company to estimate forfeitures of share-based payments upon grant. Prior to the adoption of FAS 123R, the Company’s policy was to reverse expense related to forfeitures of restricted stock as they occurred. In the first quarter of 2006, the Company recorded additional income of approximately $1.0 million, net of income taxes, as a cumulative effect of a change in accounting principle. This cumulative effect represents a reversal of expense taken for those shares of unvested restricted stock granted prior to adoption that the Company estimated will be forfeited before vesting.

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

The effective date for applying the guidance in EITF 04-5 to the Company’s general partner interests is June 29, 2005, for all new or amended limited partnerships, and January 1, 2006, for all other limited partnerships. The Company has applied EITF 04-5 for new or amended limited partnerships after June 29, 2005, in its December 31, 2005, financial statements and in the first quarter of 2006, completed its evaluation of the impact of EITF 04-5 for all other general partner interests. As a result of this evaluation, the Company consolidated two real estate partnerships that had previously been accounted for using the equity method. These consolidations as of January 1, 2006 did not impact net income, net income per share or stockholders’ equity, but did result in certain non-cash changes to the Company’s balance sheet as described and disclosed in the Company’s Quarterly Report on Form 10-Q covering the three month period ended March 31, 2006, in Note 1 to the Company’s condensed consolidated financial statements.

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

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   In the ordinary course of business, a significant portion of the Company’s development and investment activities are conducted, and are expected to be conducted in future periods, through unconsolidated subsidiaries. The Company also has certain investments in unconsolidated subsidiaries which are not related to its development and investment activities. Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries. The overall increase in 2005 was primarily the result of increased income from the Company’s investment in Savills, due to the purchase of additional shares of Savills in 2005, which increased the Company’s ownership interest from approximately 10% to approximately 19.6% of the outstanding stock of Savills. In 2005, income from the Company’s investment in Savills was partially offset by amortization of the portion of the Savills purchase price allocated to certain intangibles. See “Information Regarding Savills plc.”

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

Corporate advisory services revenue increased from 2003, primarily due to increased commission revenues in 2004. The increase was the result of growth in the number of tenant representation brokers as part of the Company’s focus on expanding its brokerage network. In addition, transaction volumes had increased, reflecting clients’ willingness to make real estate commitments.

The increase in project management services revenue was mainly the result of the expansion of services provided to existing clients (due to increases in clients’ portfolios, the scope of the Company’s services provided under certain outsourcing contracts and transaction volume). Also, the Company added new clients during 2004.

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

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of transactions carried out by the underlying unconsolidated subsidiaries. The overall increase in 2004 was primarily the result of significant income from an unconsolidated subsidiary that sold its building portfolio in the first quarter of 2004 and increased income from the Company’s investment in Savills due to Savills’ improved operating results. See “Information Regarding Savills plc.”

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

Information Regarding Savills plc

The Company accounts for its interest in Savills on the equity method and has included summarized financial information for Savills as part of the “Other” category in Note 6 of the Company’s consolidated financial statements.  For the year ended December 31, 2005, the Company’s share of Savills’ income from continuing operations before income taxes represented approximately 22% of the Company’s income from continuing operations before income taxes, calculated in accordance with Rule 1-02(w) of Regulation S-X.  As this exceeds the 20% threshold under Rule 3-09 of Regulation S-X, the Company is required to file Savills’ audited financial statements on a Form 10-K/A by June 29, 2006.

The Company believes that the use of income from continuing operations as the measure of recurring income by which Savills’ significance is calculated overstates Savills’ significance because the Company’s income from continuing operations does not include a category of income that is routinely generated by sales of properties created through its development operations – “income from discontinued operations” that is categorized as such solely as a result of the application of Financial Accounting Standards Board  Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  If this type of recurring income from property sales transactions were included as income from continuing operations, Savills would account for approximately 16% of the Company’s 2005 recurring income (measured on this basis), and the filing of Savills’ financial statements would not be required.

Nonetheless, because the Company’s share of Savills’ income from continuing operations calculated in accordance with Rule 1-02(w) of Regulation S-X exceeds the 20% threshold, the Company has requested Savills to take the actions required of it to facilitate the Company’s filing of Savills’ audited financial statements on a Form 10-K/A by June 29, 2006.  Savills has refused to take such actions. While the Company is thus unable to file the required financial statements, the Company has filed this Form 10-K/A to provide certain information regarding Savills, including summarized unaudited financial information of Savills as of December 31, 2005 and 2004, and for the years then ended and to provide a reference to where Savills’ full audited financial statements may be viewed or obtained.

Savills’ financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”). Savills adopted IFRS effective January 1, 2005, and restated its 2004 results from U.K. generally accepted accounting principles (“UK GAAP”). Summarized unaudited financial information for Savills, adjusted for differences between IFRS and U.S. generally accepted accounting principles (“US GAAP”) to the extent material to the Company’s recognition of its share of Savills’ earnings, are as follows:

	December 31,
	2005	2004
	(unaudited)
	(dollars in thousands)
Current assets	$486,839	$379,307
Non-current assets	195,176	122,322
Total assets	$682,015	$501,629
Current liabilities	$334,674	$276,271
Non-current liabilities	54,810	28,174
Minority interest	988	303
Stockholders’ equity	291,543	196,881
Total liabilities and stockholders’ equity	$682,015	$501,629

	Years Ended December 31,
	2005	2004
	(unaudited)
	(dollars in thousands)
Revenues	$688,987	$621,785
Expenses	620,099	558,042
Net income	$68,888	$63,743

Differences between IFRS (and adoption thereof) and US GAAP that materially impacted the Company’s share of Savills’ earnings include accounting for:  (i) stock-based compensation; (ii) payroll taxes related to stock-based compensation, and (iii) intangible assets.

Stock-based compensation.   Under IFRS, stock-based compensation is recorded at the grant-date fair value and recognized as expense over the vesting period. The impact of service and performance conditions is estimated at the grant date. These estimates are trued up for differences between estimated and actual vested awards. As part of its IFRS transition, Savills elected to continue to account for awards issued prior to 2003 under UK GAAP. Under UK GAAP, certain awards issued as bonus compensation to employees based on certain levels of earnings were recognized as compensation expense in the year that Savills generated the earnings, regardless of vesting provisions related to future service requirements. In addition, under UK GAAP, no expense was recognized related to stock-based compensation awarded under Savills’ tax-qualified stock purchase plan.

Under US GAAP, prior to adoption of FAS 123R, compensation expense was measured at intrinsic value and recognized as expense over the vesting period. Awards with performance conditions were marked to market each period until the ultimate number of awards to be issued was fixed. Compensation expense related to awards that did not ultimately vest were reversed when forfeitures occured. Under US GAAP, prior to the adoption of FAS 123R, Savills’ tax-qualified stock purchase plan was accounted for as a compensatory plan, and the stock discount was recognized as compensation expense over the vesting period. To the extent that awards were offered at a lower price than previously granted awards that were cancelable by the holder, such previous awards were marked to market as repriced options until exercised, forfeited, or expired.

Payroll taxes related to stock-based compensation.   Under IFRS, payroll tax liabilities related to stock-based compensation are recognized over the same period as the related stock-based compensation expenses are recognized. Under US GAAP, payroll tax liabilities related to stock-based compensation are recognized at the time of the underlying event triggering measurement and payment of the tax to the taxing authority (e.g., the option exercise date, or vesting of restricted stock).

Intangible assets.   Upon adoption of IFRS, Savills elected not to restate any business combinations recorded prior to January 1, 2004. As a result, certain finite-lived intangibles related to acquisitions from June 30, 2001 through December 31, 2003, were not separately identified and amortized. Under US GAAP, such intangibles are identified separately and amortized.

Availability of Additional Savills Financial Information

The Annual Report and Accounts for Savills plc for the year ended December 31, 2005 can be found on Savills’ website within the investor relations section at www.ir.savills.com. Alternatively, a copy can be obtained from Savills’ Company Secretary’s office, Savills plc, 20 Grosvenor Hill, Berkeley Square, London, W1K 3HQ. Telephone: 0207 409 8844.

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

In February 2006, the Company announced that its Board of Directors authorized the purchase of up to $50.0 million of its common stock from time to time in open market purchases or in privately negotiated transactions. The Company also amended its Credit Facility to allow for additional repurchases or other distributions on account of its common stock in an amount up to $100.0 million from the date of the repurchase announcement through December 31, 2006 and to reduce the minimum required net worth covenant. In June 2006, the Company completed its $50.0 million share repurchase program. A total of 1,487,500 shares were repurchased at an average price of $33.61 per share. The purchases were financed from the Company’s available cash and borrowings under the Credit Facility. The repurchase of shares is intended to be accretive to future earnings per share for holders who retain their shares. The Company’s intent with respect to its stock repurchase programs is to reserve the repurchased shares for issuance in connection with the Company’s equity-based incentive plans, as well as for other corporate purposes.

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

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)            The following consolidated financial statements of Trammell Crow Company and Subsidiaries for the year ended December 31, 2005, were filed as part of the Company’s Form 10-K filed on March 15, 2006:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

The financial statements and related notes of TFK Retail, Ltd. as of June 30, 2004, filed as part of the Company’s Form 10-K filed on March 15, 2006. The financial statements were included as TFK Retail, Ltd. is deemed to be a significant subsidiary pursuant to Rule 3-09 of Regulation S-X.

(a)(2)            The following consolidated financial statement schedule of Trammell Crow Company and Subsidiaries were filed as part of the Company’s Form 10-K filed on March 15, 2006:

Schedule III—Real Estate Investments and Accumulated Depreciation

Note to Schedule III—Real Estate Investments and Accumulated Depreciation

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)            The following documents are filed or incorporated by reference as exhibits to this Report:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(5)	First Amendment to Bylaws of the Company
3.2.2(9)	Second Amendment to Bylaws of the Company
3.2.3(11)	Third Amendment to Bylaws of the Company
4.1(1)	Form of certificate for shares of Common Stock of the Company
10.1(16)	Credit Agreement, dated June 28, 2005, among the Company, Bank of America, N.A. as administrative agent, swing line lender and issuing bank, and the other lender parties thereto.
10.1.1(18)	First Amendment of Credit Agreement dated February 22, 2006, between the Company and Bank of America, N.A.
10.2(1)	Form of License Agreement among the Company and CF98
10.2.1(8)	First Amendment to License Agreement dated July 31, 2002, between the Company and CF98
10.3(14)	Form of Indemnification Agreement, with schedule of signatures
10.4(1)	Predecessor Company’s 1997 Stock Option Plan
10.5(1)	Company’s Long-Term Incentive Plan
10.5.1(2)	Amendment No. 1 to Long-Term Incentive Plan

10.5.2(9)	Second Amendment to Long-Term Incentive Plan
10.6(1)	Company’s 1995 Profit Sharing Plan
10.7(3)	Company’s Employee Stock Purchase Plan
10.7.1(4)	First Amendment to the Company’s Employee Stock Purchase Plan
10.7.2(6)	Second Amendment to the Company’s Employee Stock Purchase Plan
10.7.3(7)	Third Amendment to the Company’s Employee Stock Purchase Plan
10.7.4(10)	Fourth Amendment to the Company’s Employee Stock Purchase Plan
10.7.5(10)	Fifth Amendment to the Company’s Employee Stock Purchase Plan
10.7.6(15)	Sixth Amendment to the Company’s Employee Stock Purchase Plan
10.8(1)	Form of Stockholders’ Agreement among the Company, Crow Family Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto
10.9(10)	Employment Agreement dated as of October 17, 2003, between the Company and Robert E. Sulentic
10.9.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Robert E. Sulentic
10.9.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Robert E. Sulentic
10.10(10)	Employment Agreement dated as of October 17, 2003, between the Company and Derek R. McClain
10.10.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Derek R. McClain
10.10.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Derek R. McClain
10.11(10)	Employment Agreement dated as of October 17, 2003, between the Company and James R. Groch
10.11.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and James R. Groch
10.11.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and James R. Groch
10.12(17)	Amended and Restated Employment Agreement dated as of October 17, 2005, between the Company and Michael J. Lafitte
10.13(11)	Employment Agreement dated as of March 2, 2004, between the Company and John A. Stirek
10.13.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and John A. Stirek
10.13.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and John A. Stirek
10.14(17)	Amended and Restated Employment Agreement dated as of October 17, 2005, between the Company and William F. Concannon
10.15(12)	Employment Agreement dated as of April 6, 2004, between the Company and T. Christopher Roth
10.15.1(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and T. Christopher Roth
10.16(12)	Employment Agreement dated as of April 27, 2004, between the Company and Diane Paddison
10.16.1(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Diane Paddison
10.17(13)	Employment Agreement dated as of September 28, 2004, between the Company and Matthew S. Khourie
10.17.1(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Matthew S. Khourie

14.1(11)	Code of Business Conduct and Ethics
21.1(19)	Subsidiaries of the Company
23.1(19)	Consent of Ernst & Young LLP
23.2(19)	Consent of Ernst & Young LLP
24.1(19)	Power of Attorney for Derek R. McClain
24.2(19)	Power of Attorney for Arlin E. Gaffner
24.3(19)	Power of Attorney for Curtis F. Feeny
24.4(19)	Power of Attorney for Michael A. Moses
24.5(19)	Power of Attorney for J. McDonald Williams
24.6(19)	Power of Attorney for William F. Concannon
24.7(19)	Power of Attorney for James R. Erwin
24.8(19)	Power of Attorney for Jeffrey M. Heller
24.9(19)	Power of Attorney for Rowland T. Moriarty
24.10(19)	Power of Attorney for Robert E. Sulentic
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(19)	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(19)	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(19)           Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2006 and incorporated herein by reference.

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

TRAMMELL CROW COMPANY
	By:	/s/ ROBERT E. SULENTIC
Robert E. Sulentic
Chairman of the Board, President and
Date: June 29, 2006	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT E. SULENTIC	Chairman of the Board, President and Chief	June 29, 2006
Robert E. Sulentic	Executive Officer (Principal Executive Officer)
*	Executive Vice President and	June 29, 2006
Derek R. McClain	Chief Financial Officer
*	Executive Vice President and	June 29, 2006
Arlin E. Gaffner	Chief Accounting Officer
*	Director	June 29, 2006
Curtis F. Feeny
*	Director	June 29, 2006
Michael A. Moses
*	Chairman Emeritus	June 29, 2006
J. McDonald Williams
*	Vice Chairman	June 29, 2006
William F. Concannon
*	Director	June 29, 2006
James R. Erwin
*	Director	June 29, 2006
Jeffrey M. Heller
*	Director	June 29, 2006
Rowland T. Moriarty

Robert Sulentic, by signing his name hereto, does hereby sign this Annual Report on Form 10-K/A on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

*By:	/s/ ROBERT E. SULENTIC	June 29, 2006
Robert E. Sulentic
Attorney-in-fact

Exhibit Index

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(5)	First Amendment to Bylaws of the Company
3.2.2(9)	Second Amendment to Bylaws of the Company
3.2.3(11)	Third Amendment to Bylaws of the Company
4.1(1)	Form of certificate for shares of Common Stock of the Company
10.1(16)	Credit Agreement, dated June 28, 2005, among the Company, Bank of America, N.A. as administrative agent, swing line lender and issuing bank, and the other lender parties thereto.
10.1.1(18)	First Amendment of Credit Agreement dated February 22, 2006, between the Company and Bank of America, N.A.
10.2(1)	Form of License Agreement among the Company and CF98
10.2.1(8)	First Amendment to License Agreement dated July 31, 2002, between the Company and CF98
10.3(14)	Form of Indemnification Agreement, with schedule of signatures
10.4(1)	Predecessor Company’s 1997 Stock Option Plan
10.5(1)	Company’s Long-Term Incentive Plan
10.5.1(2)	Amendment No. 1 to Long-Term Incentive Plan
10.5.2(9)	Second Amendment to Long-Term Incentive Plan
10.6(1)	Company’s 1995 Profit Sharing Plan
10.7(3)	Company’s Employee Stock Purchase Plan
10.7.1(4)	First Amendment to the Company’s Employee Stock Purchase Plan
10.7.2(6)	Second Amendment to the Company’s Employee Stock Purchase Plan
10.7.3(7)	Third Amendment to the Company’s Employee Stock Purchase Plan
10.7.4(10)	Fourth Amendment to the Company’s Employee Stock Purchase Plan
10.7.5(10)	Fifth Amendment to the Company’s Employee Stock Purchase Plan
10.7.6(15)	Sixth Amendment to the Company’s Employee Stock Purchase Plan
10.8(1)	Form of Stockholders’ Agreement among the Company, Crow Family Partnership L.P., CFH Trade-Names, L.P., J. McDonald Williams and certain other signatories thereto
10.9(10)	Employment Agreement dated as of October 17, 2003, between the Company and Robert E. Sulentic
10.9.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Robert E. Sulentic
10.9.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Robert E. Sulentic
10.10(10)	Employment Agreement dated as of October 17, 2003, between the Company and Derek R. McClain
10.10.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and Derek R. McClain
10.10.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Derek R. McClain
10.11(10)	Employment Agreement dated as of October 17, 2003, between the Company and James R. Groch
10.11.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and James R. Groch
10.11.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and James R. Groch
10.12(17)	Amended and Restated Employment Agreement dated as of October 17, 2005, between the Company and Michael J. Lafitte

10.13(11)	Employment Agreement dated as of March 2, 2004, between the Company and John A. Stirek
10.13.1(12)	Amendment to Employment Agreement dated as of April 6, 2004, between the Company and John A. Stirek
10.13.2(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and John A. Stirek
10.14(17)	Amended and Restated Employment Agreement dated as of October 17, 2005, between the Company and William F. Concannon
10.15(12)	Employment Agreement dated as of April 6, 2004, between the Company and T. Christopher Roth
10.15.1(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and T. Christopher Roth
10.16(12)	Employment Agreement dated as of April 27, 2004, between the Company and Diane Paddison
10.16.1(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Diane Paddison
10.17(13)	Employment Agreement dated as of September 28, 2004, between the Company and Matthew S. Khourie
10.17.1(17)	Amendment to Employment Agreement dated as of October 17, 2005, between the Company and Matthew S. Khourie
14.1(11)	Code of Business Conduct and Ethics
21.1(19)	Subsidiaries of the Company
23.1(19)	Consent of Ernst & Young LLP
23.2(19)	Consent of Ernst & Young LLP
24.1(19)	Power of Attorney for Derek R. McClain
24.2(19)	Power of Attorney for Arlin E. Gaffner
24.3(19)	Power of Attorney for Curtis F. Feeny
24.4(19)	Power of Attorney for Michael A. Moses
24.5(19)	Power of Attorney for J. McDonald Williams
24.6(19)	Power of Attorney for William F. Concannon
24.7(19)	Power of Attorney for James R. Erwin
24.8(19)	Power of Attorney for Jeffrey M. Heller
24.9(19)	Power of Attorney for Rowland T. Moriarty
24.10(19)	Power of Attorney for Robert E. Sulentic
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(19)	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(19)	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(19)           Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2006 and incorporated herein by reference.

(b)          The exhibits required by Item 601 of Regulation S-K are filed as part of this Report.

(c)           The required financial statements and financial schedule were filed as part of the Company’s Form 10-K filed on March 15, 2006.