Form 10-Q
period 2006-06-30
TRAMMELL CROW CO
filed 2006-08-09
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 36,066,775 shares of the registrant’s common stock outstanding as of July 31, 2006.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.                Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$37,586	$76,919
Restricted cash	3,406	1,416
Accounts receivable, net of allowance for doubtful accounts of $2,720 in 2006 and $3,235 in 2005	115,875	127,784
Receivables from affiliates	2,236	2,146
Notes and other receivables	25,359	16,303
Deferred income taxes	3,860	3,935
Real estate under development	196,894	120,697
Real estate and other assets held for sale	19,589	39,543
Marketable securities	1,961	542
Other current assets	36,200	27,393
Total current assets	442,966	416,678
Furniture and equipment, net	19,885	19,787
Deferred income taxes	13,631	16,270
Real estate under development	117,486	108,849
Real estate held for investment	112,010	88,787
Investments in unconsolidated subsidiaries	190,465	175,411
Goodwill, net	75,245	75,239
Receivables from affiliates	7,021	7,458
Marketable securities	17,388	18,089
Other assets	27,224	21,599
	$1,023,321	$948,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,387	$31,698
Accrued expenses	121,254	155,597
Income taxes payable	2,798	16,313
Current portion of long-term debt	2,664	1,302
Current portion of notes payable on real estate	200,099	124,682
Liabilities related to real estate and other assets held for sale	12,506	26,930
Other current liabilities	6,752	5,948
Total current liabilities	379,460	362,470
Long-term debt, less current portion	85,041	35,034
Notes payable on real estate, less current portion	122,968	106,216
Other liabilities	15,285	13,448
Total liabilities	602,754	517,168
Minority interest	35,491	29,528
Stockholders’ equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,903,058 shares issued and 35,994,810 shares outstanding in 2006 and 37,903,058 shares issued and 36,040,317 shares outstanding in 2005	379	379
Paid-in capital	182,821	205,084
Retained earnings	250,241	240,887
Accumulated other comprehensive income	4,161	1,713
Less: Treasury stock	(52,526)	(32,776)
Unearned stock compensation, net	—	(13,816)
Total stockholders’ equity	385,076	401,471
	$1,023,321	$948,167

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
REVENUES
User Services:
Facilities management	$66,166	$59,391	$131,200	$114,528
Corporate advisory services	51,824	40,116	97,657	64,789
Project management services	33,783	31,963	63,462	57,287
	151,773	131,470	292,319	236,604
Investor Services:
Property management	32,939	34,468	66,791	68,555
Brokerage	40,751	33,676	71,511	61,456
Construction management	2,998	2,959	6,010	5,174
	76,688	71,103	144,312	135,185
Development and construction	11,524	8,510	20,374	16,347
	239,985	211,083	457,005	388,136
Gain on disposition of real estate	2,168	906	3,238	2,474
TOTAL REVENUES	242,153	211,989	460,243	390,610
COSTS AND EXPENSES
Salaries, wages and benefits	145,261	132,730	291,351	258,441
Commissions	42,069	34,298	76,208	56,956
General and administrative	43,292	35,963	80,393	65,987
Depreciation and amortization	2,951	2,526	5,651	4,925
Interest	2,580	1,669	4,078	2,349
TOTAL EXPENSES	236,153	207,186	457,681	388,658
Operating income	6,000	4,803	2,562	1,952
Interest and other income	1,081	481	1,950	1,402
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	7,081	5,284	4,512	3,354
Income tax expense	(2,782)	(1,947)	(1,780)	(1,210)
Minority interest, net of income tax expense of $233, $607, $86 and $1,834	363	1,263	132	3,251
Income from investments in unconsolidated subsidiaries, net of income tax expense of $2,571, $1,599, $3,955 and $2,576	3,939	2,984	6,106	4,567
Income from continuing operations	8,601	7,584	8,970	9,962
Income from discontinued operations, net of income tax expense of $137, $401, $1,610 and $201	181	680	2,486	355
Income before cumulative effect of a change in accounting principle	8,782	8,264	11,456	10,317
Cumulative effect of a change in accounting principle, net of income tax expense of $646	—	—	1,011	—
Net income	$8,782	$8,264	$12,467	$10,317
Basic earnings per share:
Income from continuing operations	$0.24	$0.23	$0.26	$0.30
Income from discontinued operations	0.01	0.02	0.07	0.01
Cumulative effect of a change in accounting principle	0.00	0.00	0.03	0.00
Net income	$0.25	$0.25	$0.36	$0.31
Basic weighted-average common shares outstanding:	34,519,683	33,422,946	34,443,884	33,555,988
Diluted earnings per share:
Income from continuing operations	$0.24	$0.21	$0.24	$0.28
Income from discontinued operations	0.00	0.02	0.07	0.01
Cumulative effect of a change in accounting principle	0.00	0.00	0.03	0.00
Net income	$0.24	$0.23	$0.34	$0.29
Diluted weighted-average common shares outstanding:	36,753,346	36,053,250	36,829,966	36,097,902

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2006 (Unaudited) and Year Ended December 31, 2005 (Note 1)
(in thousands, except share data)

			Common Stock Par Value	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Stock Compensation	Total
	Common Shares
	Issued	Treasury
Balance at January 1, 2005	37,902,998	2,297,991	$379	$196,314	$190,252	$2,043	$(36,921)	$(11,117)	$340,950
Net income	—	—	—	—	59,407	—	—	—	59,407
Stock-based compensation	60	(1,405,392)	—	8,770	(8,772)	—	24,195	(2,699)	21,494
Stock repurchase	—	970,142	—	—	—	—	(20,050)	—	(20,050)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(475)	—	—	(475)
Net unrealized holding gains/(losses) on available for sale securities, net of tax	—	—	—	—	—	145	—	—	145
Balance at December 31, 2005	37,903,058	1,862,741	379	205,084	240,887	1,713	(32,776)	(13,816)	401,471
Net income	—	—	—	—	12,467	—	—	—	12,467
Cumulative effect of a change in accounting principle	—	—	—	(15,473)	—	—	—	13,816	(1,657)
Stock-based compensation	—	(1,441,993)	—	(6,790)	(3,113)	—	30,370	—	20,467
Stock repurchase	—	1,487,500	—	—	—	—	(50,120)	—	(50,120)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,578	—	—	2,578
Net unrealized holding gains/(losses) on available for sale securities, net of tax	—	—	—	—	—	(130)	—	—	(130)
Balance at June 30, 2006	37,903,058	1,908,248	$379	$182,821	$250,241	$4,161	$(52,526)	$—	$385,076

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Operating activities
Cash flows from earnings:
Net Income	$12,467	$10,317
Reconciliation of net income to net cash provided by earnings:
Depreciation and amortization	5,651	5,366
Stock-based compensation expense	4,355	3,172
Cumulative effect of a change in accounting principle	(1,657)	—
Amortization of employment contracts	1,610	1,330
Amortization of contract intangibles	549	1,172
Bad debt expense	212	67
Provision for real estate impairment	425	—
Gain on disposition of real estate held for investment	(93)	(44)
Minority interest	608	(5,085)
Deferred income tax provision	1,160	1,004
Income from investments in unconsolidated subsidiaries	(10,061)	(7,143)
Distributions of earnings from unconsolidated subsidiaries	4,550	4,006
Net cash provided by earnings	19,776	14,162
Changes in operating assets and liabilities:
Restricted cash	(1,990)	3,764
Accounts receivable	14,934	6,117
Receivables from affiliates	347	(6,023)
Notes receivable and other assets	(34,179)	(13,201)
Marketable securities	(600)	—
Real estate held for sale and under development	(59,670)	(53,019)
Notes payable on real estate held for sale	42,108	38,008
Accounts payable and accrued expenses	(31,542)	(36,643)
Income taxes payable	(14,254)	(19,451)
Other liabilities	2,523	2,033
Net cash flows from changes in working capital	(82,323)	(78,415)
Net cash used in operating activities	(62,547)	(64,253)
Investing activities
Expenditures for furniture and equipment	(4,102)	(5,164)
Proceeds from sales and maturities of marketable securities	3,754	1,516
Payment for purchase of marketable securities	(4,085)	(19,311)
Additions to real estate held for investment	(15,331)	(21,047)
Net proceeds from disposition of real estate held for investment	529	44
Investments in unconsolidated subsidiaries	(10,330)	(100,255)
Distributions from unconsolidated subsidiaries	4,960	9,971
Net cash used in investing activities	(24,605)	(134,246)
Financing activities
Principal payments on long-term debt and capital lease obligations	(92,952)	(78,332)
Proceeds from long-term debt	144,321	153,693
Contributions from minority interest	4,306	9,053
Distributions to minority interest	(2,729)	(11,581)
Proceeds from notes payable on real estate held for investment	23,999	24,090
Payments on notes payable on real estate held for investment	(112)	(3,490)
Proceeds from exercise of stock options	17,828	5,213
Excess tax benefits from stock-based compensation	1,728	812
Proceeds from issuance of common stock	1,550	1,503
Purchase of common stock	(50,120)	(20,050)
Net cash provided by financing activities	47,819	80,911
Net decrease in cash and cash equivalents	(39,333)	(117,588)
Cash and cash equivalents, beginning of period	76,919	163,637
Cash and cash equivalents, end of period	$37,586	$46,049

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$8,782	$8,264	$12,467	$10,317
Other comprehensive income:
Foreign currency translation adjustments	4,030	943	4,215	925
Tax expense	(1,563)	(341)	(1,637)	(334)
Net foreign currency translation adjustments, net of tax	2,467	602	2,578	591
Net unrealized holding gains (losses) on available for sale securities	(296)	333	(213)	175
Tax (expense) benefit	114	(127)	83	(80)
Net unrealized holding gains (losses) on available for sale securities, net of tax	(182)	206	(130)	95
Total other comprehensive income	2,285	808	2,448	686
Comprehensive income	$11,067	$9,072	$14,915	$11,003

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

1.   General

The condensed consolidated interim financial statements of Trammell Crow Company and subsidiaries (the “Company”) included herein have been prepared in accordance with the requirements for interim financial statements and do not include all disclosures required under accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments and eliminations, consisting only of recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain assets and liabilities at December 31, 2005, and certain revenues and expenses for the three months ended March 31, 2006, and the three and six months ended June 30, 2005, were reclassified to conform to the presentation at and for the three months ended June 30, 2006 (see Notes 8 and 11). As a result, certain balances differ from the amounts reported in previously filed documents. Also, certain distributions from unconsolidated subsidiaries in the six months ended June 30, 2005 were reclassified in the Company’s consolidated statements of cash flows. Therefore, cash flows from operating activities and investing activities differ from previously filed documents. These reclassifications had no impact on the Company’s consolidated balance sheets, statements of operations or earnings per share amounts.

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
June 30, 2006
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

Earnings Per Share

The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents, including unvested restricted stock and options to purchase shares of common stock. Diluted weighted-average common shares outstanding included the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Basic weighted-average common shares outstanding	34,519,683	33,422,946	34,443,884	33,555,988
Dilutive effect of common stock equivalents	2,233,663	2,630,304	2,386,082	2,541,914
Diluted weighted-average common shares outstanding	36,753,346	36,053,250	36,829,966	36,097,902

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company’s consolidated financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. As of June 30, 2006, the estimated settlement value of non-controlling interests in the Company’s consolidated limited life subsidiaries was $4,520, as compared to book value (included in minority interest on the Company’s consolidated balance sheet) of $4,728.

Effect of Adopting New Accounting Pronouncements

Consolidation

In June 2005, the FASB ratified the consensus of the Emerging Issues Task Force (“EITF”) 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which states that the general partner in a limited partnership is presumed to control that limited partnership. That presumption may be overcome if the limited partners have either (1) the substantive ability-either by a single limited partner or

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

through a simple majority vote-to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights. Substantive participating rights provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.

The effective date for applying the guidance in EITF 04-5 to the Company’s general partner interests was June 29, 2005, for all new limited partnerships or limited partnerships amended after that date, and January 1, 2006, for all other limited partnerships. In the first quarter of 2006, the Company completed its evaluation of the impact of EITF 04-5 for all of its general partner interests existing prior to June 29, 2005. As a result of this evaluation, the Company consolidated two real estate partnerships that had previously been accounted for using the equity method. These consolidations as of January 1, 2006 did not impact net income, net income per share or stockholders’ equity, but did result in the following non-cash changes to the Company’s consolidated balance sheet:

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
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

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

FAS 123R also requires the Company to estimate forfeitures of stock-based awards upon grant and to reevaluate this estimate during the requisite service period. Prior to the adoption of FAS 123R, the Company’s policy had been to reverse expense related to forfeitures of restricted stock as they occurred. Upon adoption, the Company recorded a cumulative effect of a change in accounting principle of $1,657, less income taxes of $646, which represented a reversal of expense taken for those shares of unvested restricted stock granted prior to adoption that the Company estimates will be forfeited before vesting. All other impacts of adopting FAS 123R to the Company’s consolidated statement of income and net income per share were not material.

FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement reduces net operating cash flows and increases net financing cash flows. The amount of financing cash flows recognized for such excess tax deductions related to the exercise of stock options and vesting of restricted stock was $1,728 and $812 for the six months ended June 30, 2006 and 2005, respectively.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

Pro forma information regarding net income and net income per share for the three and six months ended June 30, 2005, shown in the table below, was determined as if the Company had applied the fair value recognition provisions of FAS 123 prior to January 1, 2006.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income, as reported	$8,264	$10,317
Add: Stock-based employee compensation expense included in net income, net of related tax effects	967	2,028
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,133	2,926
Pro forma net income	$8,098	$9,419
Net income per share:
Basic—as reported	$0.25	$0.31
Basic—pro forma	$0.24	$0.28
Net income per share:
Diluted—as reported	$0.23	$0.29
Diluted—pro forma	$0.22	$0.26

The Company typically issues shares related to stock-based compensation plans from its treasury. In February 2006, the Company received authorization from its Board of Directors to repurchase up to $50,000 of its common stock from time to time in open market purchases or privately negotiated transactions. In June 2006, the Company completed its $50,000 share repurchase program. A total of 1,487,500 shares were repurchased at an average price of $33.61 per share.

Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 creates a two-step process in evaluating a tax position. The first step, recognition, requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. The second step, measurement, states that a tax position that meets the more likely than not recognition threshold should be measured to determine the amount of benefit to be recognized in the Company’s consolidated financial statements with the tax position measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

Upon initial adoption, all tax positions should be reviewed and only positions that meet the “more-likely-than-not” recognition threshold may be recognized or continue to be recognized. The cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets). The amount of the cumulative adjustment is the difference between the net assets and liabilities recognized prior to the adoption of FIN 48 and the net assets and liabilities recognized as a result of applying FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of FIN 48 on its consolidated financial statements.

2.   Variable Interest Entities

In June 2006, the Company was involved in the formation of a limited partnership established to acquire land and develop residential and retail projects. The limited partnership, through its two wholly-owned subsidiaries, acquired land and executed a loan to finance the entire project. No equity was contributed by the owners of the entity. The entity’s note payable balance of $38,305 is non-recourse to the Company and is collateralized by the underlying real estate. The Company and other partners of the limited partnership may be required to make equity contributions to the entity to fund certain cost overruns and upgrades to project plans from the original project budget agreed to by the partners. Based upon the Company’s evaluation, this entity is a variable interest entity (“VIE”) under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). However, based upon its evaluation, the Company is not the primary beneficiary of the entity. As of June 30, 2006, the Company cannot estimate its maximum exposure to loss, but believes that its exposure under this arrangement to loss is not material.

The Company was involved in the formation of a legal entity to act primarily as an agent of the Company to enter into policies with insurance carriers. The policies are for various types of insurance, including general liability, workers’ compensation and automotive. The entity is wholly-owned by an employee of the Company who holds the appropriate local insurance agent’s license required to issue these insurance policies on behalf of the insurance carriers. The entity collects premiums and remits them to the insurance carriers. In exchange, the entity receives commissions from the insurance carriers and remits a portion of the commission revenue to the Company (determined at the Company’s full discretion) in accordance with a facilities and services agreement. Based upon its evaluation, the Company consolidates this entity as the primary beneficiary of a VIE. As of June 30, 2006, the Company had $3,045 recorded in restricted cash and $316 recorded in marketable securities (non-current) that are held by the VIE and serve as collateral for the VIE’s obligations to the insurance carriers.

In 2005, the Company restructured a consolidated entity established to develop an office building by admitting a majority interest partner. Based upon its evaluation at this reconsideration event, the Company consolidated this entity as the primary beneficiary of a VIE. The entity’s note payable balance of $33,845 at June 30, 2006, is non-recourse to the Company and is collateralized by the underlying real estate project.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

2.   Variable Interest Entities (Continued)

In 2005, the Company acquired $110,000 of tax credits through a program enacted by the Community Renewal Tax Relief Act of 2000. This program creates tax credits for equity investments in Community Development Entities (“CDEs”). The CDEs make qualified loans or equity investments to Qualified Active Low-Income Community Businesses. Also in 2005, the Company obtained 0% to 0.01% managing interests in various CDEs established to make these loans and investments. The CDEs’ equity used to fund the loans and investments was contributed by its 99.98% to 100% third-party investor members or through loans from qualified lenders. Through June 30, 2006, the CDEs have made qualified loans totaling approximately $75,870 and qualified equity investments of $4,951. The Company has determined that each of these CDEs is a VIE. However, based upon its evaluation, the Company is not the primary beneficiary of the entities. The Company believes that its maximum exposure to loss as a result of its involvement with these VIEs is not material. Additionally, in 2005, the Company obtained a 49% membership interest in a related entity that acts as the administrative member performing loan servicing and tax matters for the CDEs. Based upon the Company’s evaluation, this entity is also a VIE since the entity’s equity was funded from up-front fees received from the CDEs. However, based upon its evaluation, the Company is not the primary beneficiary of the entity. The Company believes that its maximum exposure to loss as a result of its involvement with this VIE is not material.

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

The Company is part of a co-lender group with an independent third party that issued a mezzanine loan to the owner of two office buildings. In 2000, the Company provided $567 of the total $5,667 mezzanine loan. At that time, another independent third-party lender provided the senior financing of $19,100 to the owner. The Company also provides building management and leasing services for the buildings under a long-term contract at market rates for such services. The mezzanine loan arrangement is considered to be a variable interest in the entity that owns the property, which the Company believes is a VIE. However, based upon the Company’s evaluation, the Company is not the primary beneficiary of the entity, and, therefore, the Company has not consolidated the VIE. The VIE sold one of its buildings in 2004 and paid a portion of the Company’s note receivable at that time. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its outstanding note balance of $430 as of June 30, 2006.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

3.   Real Estate

Certain real estate assets owned by the Company secure the outstanding balances of underlying mortgage or construction loans. All real estate is included in the Company’s Development and Investment segment (see Note 14). Real estate owned by the Company consisted of the following:

	June 30,		December 31,
	2006		2005
Real estate under development (current)	$196,894		$120,697
Real estate included in assets held for sale (see Note 8)	18,985		39,280
Real estate under development (non-current)	117,486		108,849
Real estate held for investment(1)	112,010		88,787
	$445,375	(2)	$357,613 (2)

(1)                 Net of accumulated depreciation of $5,482 and $2,075 at June 30, 2006, and December 31, 2005, respectively.

(2)                 Includes balances for lease intangibles and tenant origination costs of $(1,800) and $1,573 at June 30, 2006, and $(1,627) and $1,833 at December 31, 2005, respectively. The Company records lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization (recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs).

In 2003, the Company sold a parcel of land for $1,750 of which $1,125 of the consideration received was in the form of an interest-bearing note from the buyer. The Company retained a unilateral right to repurchase the property at any time through 2006, in addition to maintaining the right to approve any plans for development on the property. If the Company exercises its repurchase option, the Company would repay the amount it received from the buyer, plus a return on the buyer’s investment. Because of the Company’s continuing involvement in and option to repurchase the property, the transaction was recorded as a financing transaction rather than a sale. As of June 30, 2006, real estate under development (non-current) included $1,887 and current portion of notes payable on real estate included $1,750 related to this parcel of land.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

3.   Real Estate (Continued)

In the second quarter of 2006, the Company consolidated an operating real estate project that had previously been accounted for under the equity method. The Company is the general partner of the partnership. The Company reassessed the accounting treatment of the entity as required under EITF 04-5 and determined that the limited partners lacked the substantive participating rights necessary to overcome the presumption of control by the general partner. As a result of this consolidation, the Company recorded the following non-cash changes in its consolidated balance sheet:

ASSETS
Accounts receivable	$21
Real estate	7,401
Investments in unconsolidated subsidiaries	(88)
Other current assets	457
Other assets	—
Net non-cash change in assets	$7,791
LIABILITIES
Notes payable on real estate	$5,626
Accrued expenses	126
Other current liabilities	39
Net non-cash change in liabilities	5,791
Minority interest	2,057
Cash from consolidation of previously unconsolidated entities	$57

4.   Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consisted of the following:

	June 30,	December 31,
	2006	2005
Real estate	$50,866	$44,496
Other	139,599	130,915
	$190,465	$175,411

In April 2005, the Company exercised its option to acquire additional shares of Savills plc (“Savills”), a property services firm headquartered in the United Kingdom and a leading provider of real estate services in Europe, Asia-Pacific and Australia. The exercise of the option resulted in the issuance of 10,486,458 shares by Savills at a price of 350.64 pence per share, for a total cost of £36,770 ($70,392). The exercise price represented a 20% premium to the average mid-market closing price of the shares in trading on the London Stock Exchange for the five trading days preceding the exercise of the option. Preceding its exercise of the option, also in April 2005, the Company acquired 3,355,940 of Savills’ Ordinary Shares in open market purchases at an average price of 325.00 pence per share, having the effect of reducing the

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

4.   Investments in Unconsolidated Subsidiaries (Continued)

number of shares purchasable under the option. The option exercise and the market purchase together increased the Company’s ownership stake to approximately 19.6% of Savills’ Ordinary Shares then outstanding. The aggregate cost of the market purchases and the shares issued upon exercise of the option was $91,272. The purchases were funded by borrowings under the Company’s line of credit. The investment is classified as an “other” investment in the table above. The number of shares and per share prices related to Savills have been adjusted for Savills’ two-for-one stock split in May 2006.

Of the total Savills’ purchase price, approximately $3,251 has been allocated to the value of customer relationships, property and facilities management contracts and backlog. These allocated amounts are being amortized over periods up to ten years from the date the Company purchased the shares. The estimated difference between the carrying value of the investment and the amount of underlying equity in net assets of $67,371 will be evaluated for impairment as part of the investment as a whole when evidence of a loss in value occurs.

The summarized financial information below does not include the results of Savills because Savills qualifies as a foreign private issuer. Summarized operating results for other unconsolidated subsidiaries accounted for on the equity method were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues	$35,859	$27,518	$59,880	$47,065
Total expenses	32,177	21,137	54,763	38,901
Net income	$3,682	$6,381	$5,117	$8,164

5.   Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2006	2005
Payroll and bonuses	$38,189	$68,683
Commissions	26,203	34,449
Development costs	25,604	24,016
Deferred income	15,212	13,193
Interest	1,156	398
Insurance	1,962	2,144
Restructuring charges	1,461	1,810
Other	13,720	12,574
	123,507	157,267
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale (see Note 8)	2,253	1,670
	$121,254	$155,597

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

6.   Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005
Borrowings under $175,000 line of credit with a bank (the “Credit Facility”)	$85,000	$35,000
Borrowings under $25,000 short-term revolving line of credit with a bank (the “Swing Line”)	2,500	—
Borrowings under £1,100 short-term borrowing facility with a bank (the “European Facility”)	143	1,286
Other	60	50
Total long-term debt	87,705	36,336
Less: Current portion of long-term debt	2,664	1,302
	$85,041	$35,034

The interest rate for borrowings under the Credit Facility was 7.1% and 4.9% at June 30, 2006 and 2005, respectively. The interest rate for borrowings under the Swing Line was 7.1% and 5.1% at June 30, 2006 and 2005, respectively.

The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum net worth and liquidity and certain key financial data. There are also certain restrictions on investments and acquisitions that can be made by the Company. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization. In February 2006, the Company amended its Credit Facility to allow for additional repurchases or other distributions on account of its common stock in an amount up to $100,000 through December 31, 2006 and to reduce the minimum required net worth covenant. At June 30, 2006, the Company was in compliance with all covenants of the Credit Facility.

The covenants associated with the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $175,000 commitment. At June 30, 2006, the Company had unused borrowing capacity of $81,467 (taking into account borrowings and letters of credit outstanding) under its Credit Facility. Borrowings under the Swing Line are unsecured and reduce borrowing capacity under the Credit Facility.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

7.   Notes Payable on Real Estate

The Company had loans (the majority of which were construction loans) secured by real estate, which consisted of the following:

	June 30,	December 31,
	2006	2005
Current portion of notes payable on real estate	$200,099	$124,682
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 8)	10,253	25,260
Total notes payable on real estate, current portion	210,352	149,942
Notes payable on real estate, non-current portion	122,968	106,216
Total notes payable on real estate	$333,320	$256,158

At June 30, 2006, $15,568 of the current portion and $4,931 of the non-current portion of notes payable on real estate are recourse to the Company (beyond being recourse to the single-purpose entity that held the real estate asset and was the obligor on the note payable). With respect to a project to which $3,322 of the current recourse obligations related, the Company has an agreement to sell the project upon completion, the proceeds of which will be used to repay the related note payable.

The Company has a participating mortgage loan obligation related to a real estate project classified as real estate under development. The participating mortgage loan is subordinate to a construction loan on the underlying project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and capital proceeds, net of related expenses, upon the sale of the project, after payment of amounts due under the construction loan. The lender receives 6% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35% to 80% of proceeds remaining after the construction loan is paid, based on reaching various internal rates of return. The amount of the participating liability was $14,475 and $12,809, at June 30, 2006 and December 31, 2005, respectively. The related debt discount was fully amortized at June 30, 2006 and $1,835 at December 31, 2005. During the six months ended June 30, 2006 and 2005, the Company amortized $3,501 and $2,742, respectively, of the debt discount, which has been capitalized to real estate under development.

8.   Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company’s consolidated balance sheet. In accordance with FAS 144, balances related to assets classified as held for sale at June 30, 2006, or sold in the six months ended June 30, 2006, that were not classified as held for sale at December 31, 2005, were reclassified to real estate and other assets held for sale in the Company’s consolidated balance sheet as of December 31, 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

8.   Real Estate and Other Assets Held for Sale and Related Liabilities (Continued)

Real estate and other assets held for sale and related liabilities were as follows:

	June 30,	December 31,
	2006	2005
Assets:
Real estate held for sale (see Note 3)	$18,985	$39,280
Other current assets	604	78
Other assets	—	185
Total real estate and other assets held for sale	19,589	39,543
Liabilities:
Accrued expenses (see Note 5)	2,253	1,670
Notes payable on real estate held for sale (see Note 7)	10,253	25,260
Total liabilities related to real estate and other assets held for sale	12,506	26,930
Net real estate and other assets held for sale	$7,083	$12,613

9.   Stock-Based Compensation

The Company has two share-based compensation plans and an employee stock purchase plan, which are described below. For the six months ended June 30, 2006 and 2005, the Company recognized total stock-based compensation expense of $4,355 and $3,172, with a related income tax benefit realized of $1,711 and $1,246, respectively. The Company typically issues shares related to stock-based compensation plans from its treasury.

Under the Trammell Crow Company 1997 Option Plan (the “Assumed Option Plan”), the Company issued options to purchase 2,423,769 shares of the Company’s common stock at an exercise price of $3.85 per share. All options available under the Assumed Option Plan were granted on August 1, 1997. The options vested at the closing of the Company’s initial public offering on December 1, 1997, and became exercisable 30 days after that date. The options expire 10 years from the date of grant and are not contingent on continued employment with the Company. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. At June 30, 2006, common shares reserved for future issuance under the Assumed Option Plan totaled 239,217.

The Trammell Crow Long-Term Incentive Plan (the “Long-Term Plan”) provides for the issuance of up to 8,634,878 shares of common stock. Options to acquire shares of common stock granted by the Company under the Long-Term Plan have exercise prices equal to the fair market value of the common stock on the date of grant and expire seven to ten years from the date of grant.

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
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

9.   Stock-Based Compensation (Continued)

The Long-Term Plan also provides for the awards of Stock Appreciation Rights, Restricted Stock and Performance Units. The Restricted Stock that has been issued under this plan vests over periods of up to five years from the date of grant. No Stock Appreciation Rights have been granted by the Company as of June 30, 2006. As of June 30, 2006, the Company had outstanding performance units representing the right to receive, at the election of the grantee, an aggregate of up to 34,424 shares of the Company’s common stock or cash in the amount equal to the fair market value of such shares of common stock on the distribution date or dates.

At June 30, 2006, common shares reserved for future issuance under the Long-Term Plan totaled 4,063,542 shares, of which 745,328 common shares were available for future awards.

The Company has also established the Trammell Crow Company Employee Stock Purchase Plan (the “ESPP”). Employees may elect to have bi-weekly payroll deductions of 1% to 10% of gross earnings, which is used to purchase, on a semi-annual basis, stock of the Company at a 15% discount from market value, which is established on the date of issuance. The ESPP is available to all employees and requires a twelve-month holding period for stock purchased under the plan. The Company has reserved 3,000,000 shares of common stock for issuance under the ESPP, of which 2,131,606 had been issued through June 30, 2006. For the six months ended June 30, 2006, activity related to the ESPP plan was not material.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

9.   Stock-Based Compensation (Continued)

The Company’s stock option activity for the six months ended June 30, 2006, was as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise price of $9.74 to $14.50 (at market price at grant date)	Exercise price of $14.51 to $22.75 (at market price at grant date)	Exercise price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2005	412,255	2,740,586	1,588,380	144,621	4,885,842
Granted	—	—	—	—	—
Exercised	(155,369)	(647,277)	(437,674)	(47,648)	(1,287,968)
Forfeited	(17,669)	(5,879)	(5,319)	(4,076)	(32,943)
June 30, 2006	239,217	2,087,430	1,145,387	92,897	3,564,931
Weighted-average exercise price of options:
Granted	—	—	—	—
Exercised	$3.85	$11.54	$17.65	$28.63
Forfeited	$3.85	$12.59	$17.61	$29.44
Outstanding at June 30, 2006	$3.85	$11.88	$17.75	$28.64
Weighted-average fair value of options granted	—	—	—	—
Weighted-average remaining contractual life	1.1 years	2.9 years	2.2 years	1.7 years
Options exercisable:
Number of options	239,217	2,071,181	1,145,387	92,897	3,548,682
Weighted-average exercise price	$3.85	$11.89	$17.75	$28.64

As of June 30, 2006, the aggregate intrinsic value of stock options outstanding was $76,675. The aggregate intrinsic value of exercisable stock options as of June 30, 2006 was $76,261. During the six months ended June 30, 2006, the total intrinsic value of options exercised was $28,012. The amount of the tax benefit realized related to those exercises for the same period was $1,803.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

9.   Stock-Based Compensation (Continued)

The Company’s restricted stock activity for the six months ended June 30, 2006, was as follows:

	Shares	Weighted average grant-date fair value per share
Restricted Stock outstanding:
December 31, 2005	1,857,151	$13.61
Granted	219,213	36.58
Vested	(352,144)	10.49
Forfeited	(137,464)	11.06
June 30, 2006	1,586,756	$17.69

As of June 30, 2006, the total compensation cost related to unvested restricted stock awards not yet recognized was $14,322, net of expected forfeitures, and the weighted-average period over which these awards are expected to be recognized was 2.7 years. The total fair value of restricted stock that vested during the first six months of 2006 was $16,542.

10.   Deferred Compensation Plan

Effective January 1, 2006, the Company established a non-qualified deferred compensation plan for certain key employees of the Company through a rabbi trust. A portion of the eligible employees’ compensation can be directed into the plan. In accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested, assets of the rabbi trust are consolidated by the Company. The Company has elected to account for the investments as trading securities, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result, investments are marked to market through the statement of income, with an offsetting increase in the deferred compensation liability. No investments in the rabbi trust can consist of the Company’s stock. The investments are included in current marketable securities and a deferred compensation liability is included in other current liabilities on the Company’s consolidated balance sheet. The investment balance and the deferred compensation liability were both $600 at June 30, 2006.

11.   Gain on Disposition of Real Estate and Discontinued Operations

During the first six months of 2006, the Company sold five real estate projects (excluding those accounted for as discontinued operations) for an aggregate net sales price of $7,184, resulting in an aggregate gain on disposition of $3,076. The Company also recognized $162 of deferred gain from previous period dispositions. During the first six months of 2005, the Company recognized total gain on disposition of real estate (excluding those accounted for as discontinued operations) of $2,474. This gain comprised two sales of real estate projects with an aggregate net sales price of $1,615 and a settlement related to the estimated cost to complete construction related to a previous period disposition. This gain also included deferred gain recognition of $178 related to dispositions in prior periods.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

11.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

The Company’s income from discontinued operations consists of the operations and gains on disposition of real estate projects held for sale or sold subsequent to the adoption of FAS 144, effective January 1, 2002, that are considered “components of an entity” as defined by FAS 144 and for which the Company does not have or expect to have any significant involvement in the operations of the project after the disposal. As required by FAS 144, certain revenues and expenses for the three months ended March 31, 2006 and the three and six months ended June 30, 2005 have been reclassified to conform to the presentation for the three months ended June 30, 2006.

In the first six months of 2006, the Company sold four real estate projects that were considered discontinued operations under FAS 144. The aggregate net sales price for these projects was $23,569, and the Company recognized an aggregate gain on disposition of $5,069. In the first six months of 2005, the Company sold five real estate projects that were considered a discontinued operation under FAS 144. The aggregate net sales price for these projects was $29,244, and the Company recognized an aggregate gain on disposition of $2,019. The gain on disposition related to these projects has been reported as discontinued operations, net of applicable income taxes, in the consolidated statements of income.

The components of discontinued operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Development and construction	$56	$1,225	$56	$2,457
Gain on disposition of real estate	188	1,935	5,069	2,019
Total Revenues	244	3,160	5,125	4,476
Costs and Expenses
Salaries, wages, and benefits	—	127	3	161
Commissions	—	—	306	—
General and administrative	65	1,112	178	2,012
Depreciation and amortization	—	156	—	441
Interest	—	692	—	1,331
Total Expenses	65	2,088	487	3,945
Operating income	179	1,072	4,638	531
Interest and other income	139	9	284	25
Income from discontinued operations, before income taxes	318	1,081	4,922	556
Income tax expense	(137)	(401)	(1,610)	(201)
Minority interest	—	—	(826)	—
Income from discontinued operations, net of income taxes	$181	$680	$2,486	$355

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

12.   Financial Instruments

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

In the first six months of 2005, the Company had such agreements with a notional amount of $5,073 and the Company was to receive payments if the 30-day LIBOR-based floating interest rate exceeded 3.5%. These agreements expired or terminated prior to 2006. The amounts recorded in 2005 related to these agreements were not material. In addition, at June 30, 2006, the Company held two such agreements with notional amounts of $25,650 and $18,500 and under both agreements, the Company receives payments if the 30-day LIBOR-based floating interest rate exceeds 5.5%. These agreements expire on January 2, 2008 and April 1, 2009. Through June 30, 2006, amounts recorded related to these interest rate cap agreements were not material.

Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Company’s long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

13.   Commitments and Contingencies

The Company has guaranteed repayment of a maximum of $7,038 of real estate notes payable of its unconsolidated subsidiaries, of which $7,002 was outstanding at June 30, 2006. These notes are secured by the underlying real estate projects and have maturity dates through December 2009.

In 2004, the Company issued a debt repayment guaranty of an unconsolidated subsidiary in conjunction with a $30,000 loan agreement. As part of this loan agreement, the Company issued a repayment guaranty of up to 50% of the loan balance plus any accrued and unpaid interest. In accordance with the terms of the guaranty, at such time as the principal balance has been reduced to $15,000 or less and a target loan-to-value ratio has been reached, the Company’s guaranty is reduced to 25% of the loan balance. In exchange for the guaranty, the Company receives a priority return with respect to its capital contribution based on the outstanding amount of principal on the loan. The Company estimates that its likely exposure under the guaranty is not material and has determined that the present value of the priority return is the best estimate of the fair value of the guaranty under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (“FIN 45”). The Company initially recorded a liability offset by an increase in its investment in unconsolidated subsidiary balance of $1,886. The underlying note was paid down to $15,000 in the second quarter of 2005, resulting in a decrease in the Company’s guaranty. As a result, the Company decreased the liability balance, with a corresponding decrease to the investment balance. The liability balance was $472 at June 30, 2006.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
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

At June 30, 2006, the Company had outstanding letters of credit totaling $20,722, including $2,992, $2,266 and $12,423 of which collateralize amounts recorded in accrued expenses, other current liabilities and other liabilities, respectively. The letters of credit expire at varying dates through March 2007.

In addition, at June 30, 2006, the Company had numerous completion and budget guarantees relating to development projects. These guarantees are made with third-party owners in the normal course of business. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which the Company provides these guarantees. These contracts are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

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

As of June 30, 2006, the Company had made non-refundable earnest money deposits totaling $6,891 in conjunction with contracts to acquire approximately $196,325 of real estate from other entities.

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
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

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

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates performance and allocates resources between its two reportable segments based on income before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

During the six months ended June 30, 2006 and 2005, approximately 95% and 96%, respectively, of the Company’s revenues were from clients located in the United States. For the three and six months ended June 30, 2006, one individual client accounted for $27,559 (11%) and $54,306 (12%), respectively, of the Company’s consolidated revenues. For the three and six months ended June 30, 2005, the same client accounted for $26,802 (13%) and $50,750 (13%), respectively, of the Company’s consolidated revenues. Revenues from this client are included primarily in the Company’s Global Services segment.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

14.   Segment Information (Continued)

Summarized financial information for reportable segments was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Global Services:
Total revenues	$228,461	$202,573	$436,674	$371,789
Costs and expenses	214,029	189,740	416,655	354,989
Operating income	14,432	12,833	20,019	16,800
Interest and other income	656	373	1,340	1,150
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	15,088	13,206	21,359	17,950
Minority interest, before income taxes	153	353	279	542
Income from investments in unconsolidated subsidiaries, before income taxes	5,151	3,198	7,981	3,899
Income from continuing operations, before income taxes	20,392	16,757	29,619	22,391
Income from discontinued operations, before income taxes	—	—	464	—
Income before cumulative effect of a change in accounting principle	20,392	16,757	30,083	22,391
Cumulative effect of a change in accounting principle, before income taxes	—	—	984	—
Income before income taxes	$20,392	$16,757	$31,067	$22,391
Development and Investment:
Total revenues	$13,692	$9,416	$23,569	$18,821
Costs and expenses	22,124	17,446	41,026	33,669
Operating loss	(8,432)	(8,030)	(17,457)	(14,848)
Interest and other income	425	108	610	252
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	(8,007)	(7,922)	(16,847)	(14,596)
Minority interest, before income taxes	443	1,517	(61)	4,543
Income from investments in unconsolidated subsidiaries, before income taxes	1,359	1,385	2,080	3,244
Loss from continuing operations, before income taxes	(6,205)	(5,020)	(14,828)	(6,809)
Income from discontinued operations, before income taxes	318	1,081	3,632	556
Loss before cumulative effect of a change in accounting principle	(5,887)	(3,939)	(11,196)	(6,253)
Cumulative effect of a change in accounting principle, before income taxes	—	—	673	—
Loss before income taxes	$(5,887)	$(3,939)	$(10,523)	$(6,253)
Total:
Total revenues	$242,153	$211,989	$460,243	$390,610
Costs and expenses	236,153	207,186	457,681	388,658
Operating income	6,000	4,803	2,562	1,952
Interest and other income	1,081	481	1,950	1,402
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	7,081	5,284	4,512	3,354
Minority interest, before income taxes	596	1,870	218	5,085
Income from investments in unconsolidated subsidiaries, before income taxes	6,510	4,583	10,061	7,143
Income from continuing operations, before income taxes	14,187	11,737	14,791	15,582
Income from discontinued operations, before income taxes	318	1,081	4,096	556
Income before cumulative effect of a change in accounting principle	14,505	12,818	18,887	16,138
Cumulative effect of a change in accounting principle, before income taxes	—	—	1,657	—
Income before income taxes	$14,505	$12,818	$20,544	$16,138

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

14.   Segment Information (Continued)

	June 30, 2006	December 31, 2005
Total Assets:
Global Services	$444,933	$434,712
Development and Investment	578,388	513,455
Total consolidated assets	$1,023,321	$948,167

15.   Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Six Months Ended June 30,
	2006	2005
Non-cash activities:
Issuance of restricted stock, net of forfeitures	$3,566	$5,669

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Business Overview

Trammell Crow Company (the “Company”) is one of the largest diversified commercial real estate service companies in the world. The Company delivers brokerage, project management and building management services through its Global Services group and undertakes development and investment activities through its Development and Investment group. The Company serves two different types of clients: user clients, which include large corporations, healthcare systems, public sector clients and other end users that occupy commercial property in connection with their business operations; and investor clients, which include pension funds, advisors and others that own or manage real estate assets primarily for investment purposes.

Services provided to user clients by the Company’s Global Services group, which has approximately 6,600 employees, consist of corporate advisory services, project management and facilities management. Corporate advisory services are brokerage and brokerage-related services that include primarily tenant representation brokerage services, as well as other transaction or portfolio services such as acquisition/disposition brokerage, lease administration and lease audits. Project management services include facility planning, construction oversight, space planning, site consolidations, multi-location expansion programs, facilities design, signage conversions, portfolio-wide operational refits and upgrades, and workplace moves, adds and changes. Facilities management services are building management services that include administration and day-to-day operation, maintenance and repair of client-occupied facilities, office services, and call center services.

Services provided to investor clients by the Company’s Global Services group consist of brokerage, construction management and property management. Brokerage services include project leasing (when the Company is engaged as the owner’s leasing agent for renewals, expansions and leasing of vacant space in investor-owned properties) and capital markets (investment sales and capital sourcing) services. Construction management services are project management services that primarily include space planning and tenant finish coordination, typically in conjunction with property management and leasing assignments. Property management services are building management services that include all aspects of building operations, maintenance and repair, tenant relations and oversight of building improvement processes.

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

The Development and Investment group, with approximately 250 employees, provides development services to users and investors and pursues opportunistic but risk-mitigated development and investment in commercial real estate across a wide spectrum of product types, including industrial, office and retail properties; healthcare facilities of all types (medical office buildings, hospitals and ambulatory surgery centers); higher education facilities, including student housing; and residential/mixed-use projects. The Company acts as the general manager of the development process, providing services that are vital in all stages of the process, including: (i) site identification, due diligence and acquisition; (ii) evaluating project feasibility, budgeting, scheduling and cash flow analysis; (iii) procurement of approvals and permits, including zoning and other entitlements; (iv) project finance advisory services; (v) coordination of project design and engineering; (vi) construction bidding and management and tenant finish coordination; and (vii) project close-out and tenant move coordination. The Company may pursue development and investment activity on behalf of its user and investor clients (with no ownership), in partnership with its clients (through co-investment-either on an individual project basis or through a fund or program) or for its own account (100% Company ownership).

Financial Overview

Consolidated Results.   The Company’s net income for the second quarter and first half of 2006 was up 6% and 21% from the second quarter and first half of 2005, from $8.3 million and $10.3 million to $8.8 million and $12.5 million, respectively. Global Services segment profit growth was partially offset by the increased year-to-date Development and Investment loss. The increased Development and Investment loss is attributable to costs associated with the significant increase in project activity. The Company’s diluted earnings per share for the second quarter and first half of 2006 was $0.24 and $0.34, up from $0.23 and $0.29 reported for the second quarter and first half of 2005, respectively. Consolidated revenues increased $30.2 million (14%) and $69.6 million (18%) for the second quarter and first half of 2006 as compared to the same periods of 2005, respectively.

In February 2006, the Company received authorization from its Board of Directors to repurchase up to $50.0 million of its common stock from time to time in open market purchases or privately negotiated transactions. In June 2006, the Company completed its $50.0 million share repurchase program. A total of 1,487,500 shares were repurchased at an average price of $33.61 per share.

Segment Performance.   The Global Services segment income before income taxes increased 39% from $22.4 million in the first half of 2005 to $31.1 million in the first half of 2006. Revenues for this segment increased 17%, from $371.8 million in the first half of 2005 to $436.7 million in the first half of 2006. Increases in all of the user services revenues lines (facilities management up 15%, corporate advisory services up 51% and project management up 11%) contributed to the increase in income before income taxes, as did the 16% increase in brokerage revenues from investor customers. The revenue increases reflect the impact of the Company’s success in winning new outsourcing business-both through new contract awards and expansions with existing customers-and its continued efforts to grow its brokerage business.

The Development and Investment segment posted a loss before income taxes of $10.5 million in the first half of 2006 as compared to a $6.3 million loss in the first half of 2005. Segment operating expenses increased 22%, from $33.7 million in the first half of 2005 to $41.0 million in the first half of 2006. The increase reflects investments in additional personnel to drive and support growth and increases in real estate operating expense, interest, and depreciation and amortization associated with increased real estate development and investment activity.

Results of Operations—Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the three months ended March 31, 2006 and for the three and six months ended June 30, 2005, have been reclassified to conform to the presentation for the three months ended June 30, 2006. As a result, certain balances differ from the amounts reported in previously filed documents. See Income from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Six Months Ended June 30,
	2006	2005	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$131,200	$114,528	$16,672	14.6%
Corporate advisory services	97,657	64,789	32,868	50.7%
Project management services	63,462	57,287	6,175	10.8%
	292,319	236,604	55,715	23.5%
Investor Services:
Property management	66,791	68,555	(1,764)	(2.6)%
Brokerage	71,511	61,456	10,055	16.4%
Construction management	6,010	5,174	836	16.2%
	144,312	135,185	9,127	6.8%
Development and construction	20,374	16,347	4,027	24.6%
	457,005	388,136	68,869	17.7%
Gain on disposition of real estate	3,238	2,474	764	30.9%
TOTAL REVENUES	460,243	390,610	69,633	17.8%
COST AND EXPENSES:
Salaries, wages and benefits	291,351	258,441	32,910	12.7%
Commissions	76,208	56,956	19,252	33.8%
General and administrative	80,393	65,987	14,406	21.8%
Depreciation and amortization	5,651	4,925	726	14.7%
Interest	4,078	2,349	1,729	73.6%
TOTAL EXPENSES	457,681	388,658	69,023	17.8%
Operating income	2,562	1,952	610	31.3%
Interest and other income	1,950	1,402	548	39.1%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	4,512	3,354	1,158	34.5%
Income tax expense	(1,780)	(1,210)	(570)	(47.1)%
Minority interest, net of income taxes	132	3,251	(3,119)	(95.9)%
Income from investments in unconsolidated subsidiaries, net of income taxes	6,106	4,567	1,539	33.7%
Income from continuing operations	8,970	9,962	(992)	(10.0)%
Income from discontinued operations, net of income taxes	2,486	355	2,131	600.3%
Income before cumulative effect of a change in accounting principle	11,456	10,317	1,139	11.0%
Cumulative effect of a change in accounting principle, net of income taxes	1,011	—	1,011	0.0%
Net income	$12,467	$10,317	$2,150	20.8%

	For the Three Months Ended June 30,
	2006	2005	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$66,166	$59,391	$6,775	11.4%
Corporate advisory services	51,824	40,116	11,708	29.2%
Project management services	33,783	31,963	1,820	5.7%
	151,773	131,470	20,303	15.4%
Investor Services:
Property management	32,939	34,468	(1,529)	(4.4)%
Brokerage	40,751	33,676	7,075	21.0%
Construction management	2,998	2,959	39	1.3%
	76,688	71,103	5,585	7.9%
Development and construction	11,524	8,510	3,014	35.4%
	239,985	211,083	28,902	13.7%
Gain on disposition of real estate	2,168	906	1,262	139.3%
TOTAL REVENUES	242,153	211,989	30,164	14.2%
COST AND EXPENSES:
Salaries, wages and benefits	145,261	132,730	12,531	9.4%
Commissions	42,069	34,298	7,771	22.7%
General and administrative	43,292	35,963	7,329	20.4%
Depreciation and amortization	2,951	2,526	425	16.8%
Interest	2,580	1,669	911	54.6%
TOTAL EXPENSES	236,153	207,186	28,967	14.0%
Operating income	6,000	4,803	1,197	24.9%
Interest and other income	1,081	481	600	124.7%
Loss from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	7,081	5,284	1,797	34.0%
Income tax expense	(2,782)	(1,947)	(835)	(42.9)%
Minority interest, net of income taxes	363	1,263	(900)	(71.3)%
Income from investments in unconsolidated subsidiaries, net of income taxes	3,939	2,984	955	32.0%
Income from continuing operations	8,601	7,584	1,017	13.4%
Income from discontinued operations, net of income taxes	181	680	(499)	(73.4)%
Income before cumulative effect of a change in accounting principle	8,782	8,264	518	6.3%
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	0.0%
Net income	$8,782	$8,264	$518	6.3%

Revenues.   Facilities management revenue increased from the second quarter and first half of 2005 to the second quarter and first half of 2006. This increase is primarily the result of the addition of several new customers as well as the expansion of existing client relationships subsequent to the second quarter of 2005. Reimbursement of salaries, wages, benefits and out-of-pocket general and administrative costs, a component of facilities management revenue, comprised the substantial majority of the revenue increases from 2005. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

Corporate advisory services revenue increased for the second quarter and first half of 2006 over the second quarter and first half of 2005, driven largely by increases in commissions generated from tenant representation transactions. The increase in commission revenues was in part the result of an increase in the number of tenant representation brokers as the Company has focused on expanding its brokerage network. In addition, transaction volumes have increased as clients continue to show a willingness to make real estate commitments.

The revenue growth in project management was the result of the addition of new clients and the expansion of services provided to existing clients (due to increases in clients’ portfolios, the scope of the Company’s services under certain outsourcing contracts and transaction volume).

Property management revenue decreased for the three and six months ended June 30, 2006 as compared to the same periods in 2005. Square footage under management decreased slightly, primarily due to sales of buildings in the Company’s management portfolio to real estate investment trusts (“REITs”) or other investors that self-manage their properties or use other service providers. In addition, some square footage decreases resulted from existing clients taking services in-house or to other service providers. These decreases were partially offset by additions to square footage related to new business.

Brokerage revenue increased in the second quarter and first half of 2006 from the same periods in 2005, primarily due to increases in project leasing commissions. Project leasing increased due to improving market fundamentals, such as decreasing vacancies and increasing rents in certain markets. Investment sales revenues also increased slightly as real estate remains a favored asset class among certain investors as a result of improving leasing fundamentals and relatively low interest rates.

Construction management revenue increased for the second quarter and first half of 2006 over the second quarter and first half of 2005. Construction management revenue is generated from services including space planning and tenant finish coordination for investor clients in conjunction with property management and leasing assignments, and are directly related to tenants’ real estate demands. The increase in construction management revenue resulted from a higher volume of construction projects as tenant leasing activity increased and is consistent with the increase in project leasing revenue.

Development and construction revenue increased in the second quarter and first half of 2006 as compared to the same periods of 2005, driven in part by an increase in development fees driven by higher activity levels. In addition, development and construction revenue also increased due to higher rental revenue from acquisitions of operating real estate properties.

Through approximately 1990, the Company focused its commercial real estate development business on office, industrial and retail projects primarily for investor clients. Since that time, the Company has expanded its focus to include other types of commercial development and development for user clients. National initiative teams source development and acquisition opportunities with both user and investor clients in healthcare, higher education, on-airport distribution and residential/mixed-use, and initiative personnel support local development teams in the execution of the resulting projects. By expanding its focus to include development for user clients and in these initiatives, particularly those in the healthcare sector, the Company seeks to mitigate the cyclicality traditionally inherent in the commercial development business. The Company seeks to establish funds and programs with capital partners and to channel increasing amounts of development and investment activity into those funds and programs. The Company’s in-process inventory of projects has grown to $4.8 billion at June 30, 2006, up from $3.3 billion at June 30, 2005.

The Company’s gain on disposition of real estate increased in the second quarter and first half of 2006 as compared to the second quarter and first half of 2005. In the second quarter of 2006, the Company sold two real estate projects with an aggregate net sales price of $5.1 million, resulting in an aggregate gain on disposition of $2.2 million. In the second quarter of 2005, the Company sold one real estate project with a net sales price of $0.8 million and recognized a gain of $0.7 million on the disposition along with a deferred gain of $0.2 million relating to previous period dispositions. During the first half of 2006, the Company sold five real estate projects with an aggregate net sales price of $7.2 million, resulting in an aggregate gain on disposition of $3.1 million and recognized a deferred gain of $0.1 million relating to previous period dispositions. During the first half of 2005, the Company recognized a total gain on disposition of real estate of $2.5 million. This gain comprised the sale of two real estate projects with an aggregate net sales price of $1.6 million and a settlement related to the estimated cost to complete construction related to a previous period disposition. This gain also included deferred gain recognition of $0.2 million related to dispositions in prior periods.

In addition, Development and Investment income is generated from investments in unconsolidated subsidiaries and from the operation and/or disposition of real estate classified as “discontinued operations.” The impact of Development and Investment project sales accounted for as income from the Company’s unconsolidated subsidiaries or as income from discontinued operations is a regular part of, and can contribute significantly to, Development and Investment results in any given period. See Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes and Income from Discontinued Operations, Net of Income Taxes, below, for additional information.

Costs and Expenses.   Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by clients (“reimbursed employees”); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed (“unreimbursed employees”); long-term incentive compensation associated with stock-based awards to certain employees; and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions, including those transactions recorded as income from discontinued operations. Salaries, wages and benefits expense for both reimbursed and unreimbursed employees increased in the second quarter and first half of 2006 from the second quarter and first half of 2005. Salaries, wages and benefits for reimbursed employees grew as the Company increased its facilities management and project management headcount to service client expansions and new clients. The increased expense for unreimbursed employees resulted from an increase in personnel to support the Company’s overall growth. In addition, the Company experienced a sharp increase of $4.1 million in employee medical costs in the first quarter of 2006 as compared to the first quarter of 2005. The first quarter 2006 increase was unusual based on the Company’s historical experience. The increase moderated in the second quarter and was more in line with expectations and prior year experience. The Company is self-insured for employee medical costs with third-party stop-loss insurance for large individual claims.

The increase in commission expense during the second quarter and first half of 2006 was directly attributable to the increases in the Company’s corporate advisory services and brokerage revenue discussed above.

General and administrative expenses increased in the second quarter and first six months of 2006 as compared to the same periods of 2005, due in part to increased client-reimbursed out-of-pocket general and administrative expenses, associated with growth in the Company’s facilities management and project management service lines. The 2006 increase is also due in part to an increase in unreimbursed expenses including legal and professional fees and travel and entertainment. In addition, the acquisition of several operating real estate properties has led to increased real estate operating expenses in 2006. These properties, which the Company plans to redevelop, lease and sell, include acquisitions made through the Company’s fifth discretionary development and investment fund (“Fund V”).

Depreciation and amortization expenses remained relatively flat in the second quarter and first six months of 2006 as compared to the second quarter and first half of 2005. Interest expense increased in the second quarter and first half of 2006, partially as a result of higher outstanding balances and interest rates under the Company’s revolving line of credit as compared to the second quarter and first half of 2005 and an increase in notes payable related to operating real estate properties in 2006 as compared to 2005. The higher balances under the Credit Facility were incurred to fund the Company’s acquisition of an additional ownership interest in Savills in the second quarter of 2005, as well as to fund the Company’s 2006 stock repurchases and additional real estate investments.

Minority Interest, Net of Income Taxes.   Minority interest income decreased from the second quarter and first half of 2005 to the second quarter and first half of 2006. This decrease is due in part to expense recognized in 2006 related to a gain on disposition of a consolidated real estate project, which was shared with outside partners. In addition, a portion of the second quarter and first half of 2005 income relates to the minority interest owners’ share of fees earned by the Company related to certain real estate projects.

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   In the ordinary course of business, a significant portion of the Company’s development and investment activities are conducted, and are expected to be conducted in future periods, through unconsolidated subsidiaries. The Company also has certain investments in unconsolidated subsidiaries which are not related to its development and investment activities. Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of the business and transactions carried out by the underlying unconsolidated subsidiaries. The increase in income from investments in unconsolidated subsidiaries in the second quarter and first six months of 2006 as compared to the same periods of 2005 reflects, among other things, the Company’s increased investment in Savills (made in April 2005). For the second quarter and first half of 2006, income from investments in unconsolidated subsidiaries also includes the Company’s share of the operating results of Trammell Crow Meghraj, the Company’s Indian affiliate (investment made in October 2005) and of Trammell Crow Company Krombach Partners, the affiliate through which the Company provides services in the St. Louis area (formed in October 2005). The increase in income from 2005 to 2006 was partially offset by the income from a building sale by an unconsolidated subsidiary in 2005.

Income from Discontinued Operations, Net of Income Taxes.   Income from discontinued operations consists of the operations of real estate properties and gain on disposition of real estate properties held for sale or sold, that were considered components of an entity under FAS 144 and in which the Company had not retained or did not expect to retain significant continuing involvement. Dispositions of real estate assets have been and continue to be a significant part of the Company’s activities and, as a result of applying the provisions of FAS 144, the Company expects a significant amount of these activities to be classified as discontinued operations in future periods. Because gains on sale of real estate projects accounted for as income from discontinued operations give rise to indirect costs, such as incentive and other compensation expense of Development and Investment segment personnel and fund-level minority interest associated with the gains, the portion of the Company’s net income attributable to sales of real estate projects was significantly less than the amount shown as income from discontinued operations. During the second quarter of 2006, the Company sold one real estate project that was considered discontinued operations for a net sales price of $0.8 million, resulting in a gain on disposition (before income taxes) of $0.2 million. The Company sold four real estate projects in the second quarter of 2005 that were considered discontinued operations for a net sales price of $27.4 million, resulting in an aggregate gain on disposition (before income taxes) of $1.9 million.

In the first half of 2006, the Company sold four real estate projects that were considered discontinued operations for an aggregate net sales price of $23.6 million, resulting in an aggregate gain on disposition (before income taxes) of $5.1 million. During the first half of 2005, the Company sold five real estate projects that were considered discontinued operations for an aggregate net sales price of $29.2 million, resulting in an aggregate gain on disposition (before income taxes) of $2.0 million.

Cumulative Effect of a Change in Accounting Principle, Net of Income Taxes.   The income from cumulative effect of a change in accounting principle is due to the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006 (“FAS 123R”). FAS 123R requires the Company to estimate forfeitures of share-based payments upon grant and to reevaluate this estimate during the requisite service period. Prior to the adoption of FAS 123R, the Company’s policy had been to reverse expense related to forfeitures of restricted stock as they occurred. Upon adoption, the Company recorded a cumulative effect of a change in accounting principle, net of income taxes, which represented a reversal of expense taken for those shares of unvested restricted stock granted prior to adoption that the Company estimates will be forfeited before vesting. See New Accounting Pronouncements, below, for additional information.

Net Income.   Net income increased due to the fluctuations in revenues and expenses described above. In addition, net income for the second quarter and first half of 2006 was adversely impacted due to an increase in the Company’s effective income tax rate.

New Accounting Pronouncements

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

For the six months ended June 30, 2006 and 2005, the Company recognized total stock-based compensation expense of $4.4 million and $3.2 million with a related income tax benefit realized of $1.7 million and $1.2 million, respectively.

As of June 30, 2006, the total compensation cost related to unvested restricted stock awards not yet recognized was $14.3 million, net of expected forfeitures, and the weighted-average period over which these awards are expected to be recognized was 2.7 years.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 creates a two-step process in evaluating a tax position. The first step, recognition, requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. The second step, measurement, states that a tax position that meets the more likely than not recognition threshold should be measured to determine the amount of benefit to be recognized in the Company’s consolidated financial statements with the tax position measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Upon initial adoption, all tax positions should be reviewed and only positions that meet the “more-likely-than-not” recognition threshold may be recognized or continue to be recognized. The cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets). The amount of the cumulative adjustment is the difference between the net assets and liabilities recognized prior to the adoption of FIN 48 and the net assets and liabilities recognized as a result of applying FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of FIN 48 on its consolidated financial statements.

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

Net cash used in operating activities totaled $62.6 million for the first six months of 2006, compared to $64.3 million in the first six months of 2005. This decrease in cash used was in part due to greater collections of accounts receivable in the first half of 2006 as compared to the first half of 2005. Also, the change in receivables from affiliates was a reduction of $0.3 million in 2006, as compared to an increase of $6.0 million in 2005, due to amounts loaned to an unconsolidated subsidiary in 2005. In addition, there was a decrease in income tax payments in the first half of 2006 on account of 2005 activity, as compared to such payments in the first half of 2005 on account of 2004 activity, primarily due to the timing of payments made for each period. Cash used also decreased due to higher levels of accounts payable and accrued liabilities, due to the Company’s growth in 2006. These cash inflows were partially offset by an increase in the notes receivables in the first half of 2006 related to higher amounts loaned by the Company with regard to real estate projects. Also, there was an increase in restricted cash in 2006, primarily due to an increase in cash that is restricted for use by the Company’s consolidated insurance company to pay insurance premiums to third-party insurance companies. In addition, cash used in real estate activities, net of related borrowings, was $17.6 million in the first half of 2006, compared to $15.0 million for the same period of 2005 as a result of increased real estate investment activity in the first half of 2006.

Net cash used in investing activities totaled $24.6 million for the first six months of 2006, compared to $134.2 million for the first six months of 2005. This decrease in cash used is primarily due to a decrease in investments in unconsolidated subsidiaries, net of distributions, to $5.3 million for the first six months of 2006 as compared to $90.3 million in the same period of 2005. The 2005 contributions primarily related to the Company’s additional investment in Savills. In addition, cash used decreased due to the Company’s wholly-owned captive insurance company making purchases, net of sales proceeds, of $0.3 million in marketable securities in 2006, as compared to net purchases of $17.8 million in 2005. Also, expenditures made in 2006 related to real estate classified as “held for investment” were $15.3 million compared to $21.0 million in 2005.

Net cash provided by financing activities totaled $47.8 million during the first six months of 2006 as compared to $80.9 million during the same period of 2005. The decrease in cash provided in 2006 is in part due to borrowings, net of principal debt payments, under the Company’s line of credit of $52.5 million, compared to borrowings, net of principal debt payments, of $75.5 million in the comparable 2005 period. The Company used the 2006 borrowings to fund its purchase of shares of its own stock, and income tax and incentive payments on account of 2005 results. The Company used the 2005 borrowings to fund its purchase of additional shares of Savills in 2005. In addition, the Company received proceeds from the exercise of employee stock options of $17.8 million in 2006, as compared to $5.2 million in 2005. Also contributing to the increase in cash was an increase in proceeds from borrowings, net of payments, of $23.9 million on notes payable related to real estate held for investment as compared to $20.6 million in the same period of 2005. In addition, the Company received contributions from, net of distributions to, minority interest holders of $1.6 million in 2006, compared to distributions, net of contributions, of $2.5 million in 2005. Also, the Company repurchased shares of its own stock totaling $50.0 million in the first half of 2006, as compared to $20.0 million of stock repurchases in the comparable period in 2005.

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

The Company’s participation in derivative transactions has been limited to risk management purposes, and derivative instruments are not held for trading purposes. If a certain interest coverage ratio is not maintained, as defined in the agreement, the Credit Facility requires the Company to enter into one or more interest rate agreements for the Company’s floating rate indebtedness in excess of $30.0 million (other than certain construction loans) ensuring the net interest on such excess is fixed, capped or hedged.

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

At June 30, 2006, the Company had outstanding borrowings of $85.0 million under the Credit Facility and $2.5 million under the Swing Line. The covenants contained in the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $175.0 million commitment. The Company’s unused borrowing capacity (taking into account borrowings and letters of credit outstanding) under the Credit Facility was $81.5 million at June 30, 2006. Since many of the financial covenants in the Credit Facility are dependent on the Company’s earnings before interest, taxes, depreciation and amortization, “EBITDA,” as defined in the Credit Facility agreement and calculated on a trailing four-quarter basis, a decline in the Company’s overall operations could adversely impact the Company’s ability to comply with these financial covenants and, in turn, the Company’s borrowing capacity.

At June 30, 2006, the Company was in compliance with all covenants of the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions and investments, fund its co-investment activities and provide the Company with an additional source of working capital.

In 2005 and 2006, the Company entered into two interest rate cap agreements in order to limit its interest expense on construction loans with 30-day LIBOR-based floating interest rates related to consolidated real estate projects. The interest rate cap agreements have notional amounts of $25.7 million and $18.5 million, and the Company receives payments if the LIBOR-based interest rate exceeds 5.5%. These agreements expire on January 2, 2008 and April 1, 2009. Through June 30, 2006, amounts recorded related to these interest rate cap agreements were not material.

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

Off-balance Sheet Arrangements

The Company has off-balance sheet arrangements consisting of certain debt repayment guarantees that have been provided by the Company as security for the obligations of others (primarily unconsolidated subsidiaries of the Company) in the normal course of the Company’s real estate development business. The Company has not made any material payments under such arrangements during the six months ended June 30, 2006 or 2005. The Company has guaranteed a maximum of $7.04 million of such notes payable, of which $7.00 million was outstanding at June 30, 2006. Payments required under these arrangements, if any, could be indicative of impairment in the Company’s investments in the underlying unconsolidated subsidiaries and therefore could result in additional expense to the Company.

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

In addition, the Company’s ability to achieve certain anticipated results will be subject to other factors affecting the Company’s business that are beyond the Company’s control, including but not limited to:

•       general economic conditions (including interest rates, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate commitments and other factors impacting the value of real estate assets),

•       the effect of government regulation on the conduct of the Company’s business, and

•       the threat of terrorism and acts of war.

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

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and in Notes 6 and 7 to the Company’s Condensed Consolidated Financial Statements. The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. During the first six months of 2006, the Company’s borrowings under the Credit Facility increased $52.5 million (net of principal debt payments) primarily to fund incentive compensation and income tax payments, investment in real estate and repurchases of its common stock. From time to time, the Company purchases interest rate agreements to hedge, cap or lock a portion, but not all, of its exposure to fluctuations in interest rates, and, as such, the effects of interest rate changes may be limited.

The Company’s earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company and its consolidated and unconsolidated subsidiaries in Canada, Europe, Asia and Australia. There have been no significant changes in foreign currency market risks since December 31, 2005.

ITEM 4.                Controls and Procedures

The Company accounts for its interest in Savills on the equity method. See footnote 6, “Investment in Unconsolidated Subsidiaries.”  For the year ended December 31, 2005, the Company’s share of Savills’ income from continuing operations before income taxes represented approximately 22% of the Company’s income from continuing operations before income taxes, calculated in accordance with Rule 1-02(w) of Regulation S-X. As this exceeds the 20% threshold under Rule 3-09 of Regulation S-X, the Company was required to file Savills’ audited financial statements on a Form 10-K/A by June 29, 2006. The Company believes that the use of income from continuing operations as the measure of recurring income by which Savills’ significance is calculated overstates Savills’ significance because the Company’s income from continuing operations does not include a category of income that is routinely generated by sales of properties created through its development operations-“income from discontinued operations” that is categorized as such solely as a result of the application of FAS 144. If this type of recurring income from property sales transactions were included as income from continuing operations, Savills would have accounted for approximately 16% of the Company’s 2005 recurring income (measured on this basis), and the filing of Savills’ financial statements would not have been required. Nonetheless, because the Company’s share of Savills’ 2005 income from continuing operations calculated in accordance with Rule 1-02(w) of Regulation S-X exceeded the 20% threshold, the Company requested Savills to take the actions required of it to facilitate the Company’s filing of Savills’ audited financial statements on a Form 10-K/A by June 29, 2006. Savills refused to take such actions. While  the Company was unable to file the required financial statements, Savills did provide the Company with all information required to properly account for its interest in Savills (which information was reflected in the Company’s 2005 10-K) and the Company did file a Form 10-K/A to provide certain information regarding Savills, including summarized unaudited financial information of Savills as of December 31, 2005 and 2004, and for the years then ended and to provide a reference to where Savills’ full audited financial statements may be viewed or obtained. The Company will be unable to determine if it is required to file Savills’ audited financial statements with respect to the 2006 calendar year until the year has ended and the Company and Savills have finalized their full year financial results. If so required, the Company will seek Savills’ cooperation in taking the actions required of it to facilitate the Company’s filing of Savills’ audited financial statements, but the Company has no contractual or other right to require Savills to so cooperate and, accordingly, gives no assurances that the Company’s efforts will be successful. The result of this circumstance is that, based solely on the Company’s inability to provide the financial statements of Savills, the Company was not in compliance with Section 13(a) of the Securities Exchange Act of 1934 with respect to its 10-K/A filing. The primary effect of this non-compliance is that the Company may be limited in its ability to effect registered sales of its securities until it can comply with the requirement to file Savills’ financial statements, or the requirement ceases to apply to the Company. The Company has not sought to effect registered sale of its securities since 1999, other than in connection with its employee benefit plans.

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based solely on the Company’s inability to provide the financial statements of Savills described above (and no other aspects of the Company’s disclosure controls and procedures), the Chief Executive Officer and Chief Financial Officer concluded  that the Company’s design and operation of the Company’s disclosure controls and procedures were ineffective in ensuring that all information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings or submissions with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Purchases under the Company’s stock repurchase program during the second quarter of 2006 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 - April 30, 2006	123,100	$35.00	123,100	$16,875,000
May 1, 2006 - May 31, 2006	34,700	$34.73	34,700	$15,670,000
June 1, 2006 - June 30, 2006	467,700	$33.50	467,700	$0
Total	625,500	$33.86	625,500

(1)             On February 22, 2006, the Company announced that its Board of Directors had authorized it to repurchase up to $50.0 million of its common stock from time to time in open market purchases or in privately negotiated transactions. The Company completed its $50.0 million repurchase program in June 2006.

ITEM 4.                Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 17, 2006, the following proposals were submitted to stockholders with the following results:

1.                 Election of the individuals named below to serve as Class III Directors of the Company until its Annual Meeting of Stockholders in 2009 and until their respective successors are duly elected and qualified or until their earlier death, resignation or removal from office.

	Number of Shares
	For	Withheld
William F. Concannon	29,887,512	1,264,755
Rowland T. Moriarty	29,899,820	1,252,447
J. McDonald Williams	29,891,451	1,260,816

The following individuals are Class I Directors of the Company, whose terms expire at the Company’s Annual Meeting of Stockholders in 2007: Curtis F. Feeny and Robert E. Sulentic. The following individuals are Class II Directors of the Company, whose terms expire at the Company’s Annual Meeting of Stockholders in 2008: James R. Erwin, Jeffrey M. Heller and Michael A. Moses.

2.                 Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2006.

Number of Shares
For	30,911,560
Against	247,802
Abstain	1,305

ITEM 6.                Exhibits

(a)           Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: August 9, 2006

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