Form 10-Q
period 2006-09-30
TRAMMELL CROW CO
filed 2006-11-09
CIK 1022438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 36,350,819 shares of the registrant’s common stock outstanding as of October 31, 2006.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
INDEX

		Page Number
PART I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	3
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 and 2005 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2006 (unaudited) and the year ended December 31, 2005	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2006 and 2005 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	45
Item 4.	Controls and Procedures	45
PART II.	Other Information	47
Item 1.	Legal Proceedings	47
Item 1A	Risk Factors	47
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 6.	Exhibits	48

PART I—FINANCIAL INFORMATION

ITEM 1.                Financial Statements

TRAMMELL CROW COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$70,523	$76,919
Restricted cash	3,024	1,416
Accounts receivable, net of allowance for doubtful accounts of $2,983 in 2006 and $3,235 in 2005	143,477	127,784
Receivables from affiliates	2,915	2,146
Notes and other receivables	27,871	15,922
Deferred income taxes	3,855	3,935
Real estate under development	98,684	120,697
Real estate and other assets held for sale	144,171	55,434
Marketable securities	1,356	542
Other current assets	29,903	26,870
Total current assets	525,779	431,665
Furniture and equipment, net	20,386	19,787
Deferred income taxes	12,175	16,270
Real estate under development	162,640	106,659
Real estate held for investment	116,208	76,145
Investments in unconsolidated subsidiaries	207,230	175,411
Goodwill	75,246	75,239
Receivables from affiliates	7,227	7,458
Marketable securities	18,719	18,089
Other assets	30,774	21,444
	$1,176,384	$948,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36,840	$31,698
Accrued expenses	147,141	155,294
Income taxes payable	6,551	16,313
Current portion of long-term debt	21	1,302
Current portion of notes payable on real estate	134,418	122,932
Liabilities related to real estate and other assets held for sale	120,455	40,916
Other current liabilities	8,542	5,842
Total current liabilities	453,968	374,297
Long-term debt, less current portion	140,126	35,034
Notes payable on real estate, less current portion	115,857	94,389
Other liabilities	18,671	13,448
Total liabilities	728,622	517,168
Minority interest	37,144	29,528
Stockholders’ equity
Preferred stock; $0.01 par value; 30,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,903,058 shares issued; 36,337,204 shares and 36,040,317 shares outstanding in 2006 and 2005	379	379
Paid-in capital	182,761	205,084
Retained earnings	265,666	240,887
Accumulated other comprehensive income	4,927	1,713
Less: Treasury stock	(43,115)	(32,776)
Unearned stock compensation, net	—	(13,816)
Total stockholders’ equity	410,618	401,471
	$1,176,384	$948,167

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
REVENUES:
User Services:
Facilities management	$67,105	$59,076	$198,305	$173,604
Corporate advisory services	57,584	49,498	155,241	114,287
Project management services	38,133	28,216	101,595	85,503
	162,822	136,790	455,141	373,394
Investor Services:
Property management	33,730	34,246	100,521	102,801
Brokerage	34,274	35,296	105,785	96,752
Construction management	3,134	3,207	9,144	8,381
	71,138	72,749	215,450	207,934
Development and construction	13,130	9,223	31,551	24,168
TOTAL REVENUES	247,090	218,762	702,142	605,496
COSTS AND EXPENSES
Salaries, wages and benefits	160,173	140,787	451,382	399,089
Commissions	43,705	41,834	119,907	98,790
General and administrative	39,301	35,736	118,586	100,763
Depreciation and amortization	3,500	2,335	8,419	6,870
Interest	2,976	1,320	6,405	3,270
TOTAL EXPENSES	249,655	222,012	704,699	608,782
Gain on disposition of real estate	16,132	7,285	19,370	9,759
Operating income	13,567	4,035	16,813	6,473
Interest and other income	1,765	672	3,710	2,073
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	15,332	4,707	20,523	8,546
Income tax expense	(5,667)	(1,726)	(7,714)	(3,111)
Minority interest, net of income tax (expense) benefit of $241, $1,078, $155 and ($756)	(388)	(1,930)	(256)	1,321
Income from investments in unconsolidated subsidiaries, net of income tax expense of $3,044, $896, $6,999 and $3,472	5,463	1,497	11,569	6,064
Income from continuing operations	14,740	2,548	24,122	12,820
Income from discontinued operations, net of income tax expense of $597, $6,853, $1,940 and $6,879	1,133	11,969	3,207	12,014
Income before cumulative effect of a change in accounting principle	15,873	14,517	27,329	24,834
Cumulative effect of a change in accounting principle, net of income tax expense of $646	—	—	1,011	—
Net income	$15,873	$14,517	$28,340	$24,834
Basic earnings per share:
Income from continuing operations	$0.43	$0.08	$0.70	$0.38
Income from discontinued operations	0.03	0.35	0.09	0.36
Cumulative effect of a change in accounting principle	—	—	0.03	—
Net income	$0.46	$0.43	$0.82	$0.74
Basic weighted-average common shares outstanding	34,518,936	33,873,952	34,471,414	33,663,140
Diluted earnings per share:
Income from continuing operations	$0.40	$0.07	$0.65	$0.35
Income from discontinued operations	0.03	0.33	0.09	0.33
Cumulative effect of a change in accounting principle	—	—	0.03	—
Net income	$0.43	$0.40	$0.77	$0.68
Diluted weighted-average common shares outstanding	36,668,451	36,679,610	36,778,640	36,292,969

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2006 (Unaudited) and Year Ended December 31, 2005 (Note 1)
(in thousands, except share data)

						Accumulated
			Common			Other		Unearned
	Common Shares		Stock Par	Paid-In	Retained	Comprehensive	Treasury	Stock
	Issued	Treasury	Value	Capital	Earnings	Income	Stock	Compensation	Total
Balance at January 1, 2005	37,902,998	2,297,991	$379	$196,314	$190,252	$2,043	$(36,921)	$(11,117)	$340,950
Net income	—	—	—	—	59,407	—	—	—	59,407
Stock-based compensation	60	(1,405,392)	—	8,770	(8,772)	—	24,195	(2,699)	21,494
Stock repurchase	—	970,142	—	—	—	—	(20,050)	—	(20,050)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(475)	—	—	(475)
Net unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	145	—	—	145
Balance at December 31, 2005	37,903,058	1,862,741	379	205,084	240,887	1,713	(32,776)	(13,816)	401,471
Net income	—	—	—	—	28,340	—	—	—	28,340
Cumulative effect of a change in accounting principle	—	—	—	(15,473)	—	—	—	13,816	(1,657)
Stock-based compensation	—	(1,784,387)	—	(6,850)	(3,561)	—	39,781	—	29,370
Stock repurchase	—	1,487,500	—	—	—	—	(50,120)	—	(50,120)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	3,042	—	—	3,042
Net unrealized holding gains on available for sale securities, net of tax	—	—	—	—	—	172	—	—	172
Balance at September 30, 2006	37,903,058	1,565,854	$379	$182,761	$265,666	$4,927	$(43,115)	$—	$410,618

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Operating activities:
Cash flows from earnings:
Net Income	$28,340	$24,834
Reconciliation of net income to net cash provided by earnings:
Depreciation and amortization	9,445	7,975
Stock-based compensation expense	6,843	5,030
Cumulative effect of a change in accounting principle	(1,657)	—
Amortization of employment contracts	2,586	2,202
Amortization of contract intangibles	986	1,540
Bad debt expense	507	506
Provision for real estate impairment	425	23
Gain on disposition of real estate held for investment	(124)	(9,866)
Minority interest	1,237	(2,077)
Deferred income tax provision	2,127	2,760
Income from investments in unconsolidated subsidiaries	(18,568)	(9,536)
Distributions of earnings from unconsolidated subsidiaries	5,721	5,325
Net cash provided by earnings	37,868	28,716
Changes in operating assets and liabilities:
Restricted cash	(1,608)	7,140
Accounts receivable	(12,963)	(10,528)
Receivables from affiliates	(538)	(7,450)
Notes receivable and other assets	(37,688)	1,928
Marketable securities	(984)	—
Real estate held for sale and under development	(113,939)	(79,137)
Notes payable on real estate held for sale and under development	72,017	45,421
Accounts payable and accrued expenses	1,915	(10,280)
Payable to affiliates	525	104
Income taxes payable	(12,351)	(16,990)
Other liabilities	7,329	(2,436)
Net cash flows from changes in working capital	(98,285)	(72,228)
Net cash used in operating activities	(60,417)	(43,512)
Investing activities:
Expenditures for furniture and equipment	(6,909)	(7,262)
Proceeds from sales and maturities of marketable securities	6,818	3,673
Payment for purchase of marketable securities	(6,995)	(21,889)
Additions to real estate held for investment	(34,841)	(32,256)
Net proceeds from disposition of real estate held for investment	532	32,777
Investments in unconsolidated subsidiaries	(21,158)	(102,494)
Distributions from unconsolidated subsidiaries	5,017	10,129
Net cash used in investing activities	(57,536)	(117,322)
Financing activities:
Principal payments on long-term debt and capital lease obligations	(186,709)	(116,376)
Proceeds from long-term debt	290,520	167,390
Contributions from minority interest	9,511	14,479
Distributions to minority interest	(6,910)	(12,993)
Proceeds from notes payable on real estate held for investment	32,736	32,175
Payments on notes payable on real estate held for investment	(6,916)	(16,046)
Proceeds from exercise of stock options	21,930	9,355
Excess tax benefits from stock-based compensation	4,016	2,274
Proceeds from issuance of common stock	3,499	3,009
Purchase of common stock	(50,120)	(20,050)
Net cash provided by financing activities	111,557	63,217
Net decrease in cash and cash equivalents	(6,396)	(97,617)
Cash and cash equivalents, beginning of period	76,919	163,637
Cash and cash equivalents, end of period	$70,523	$66,020

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income	$15,873	$14,517	$28,340	$24,834
Other comprehensive income (loss):
Foreign currency translation adjustments	764	(252)	4,979	673
Tax (expense) benefit	(300)	91	(1,937)	(243)
Net foreign currency translation adjustments, net of tax	464	(161)	3,042	430
Net unrealized holding gains on available for sale securities	496	29	283	204
Tax (expense) benefit	(194)	6	(111)	(74)
Net unrealized holding gains on available for sale securities, net of tax	302	35	172	130
Total other comprehensive income (loss)	766	(126)	3,214	560
Comprehensive income	$16,639	$14,391	$31,554	$25,394

See accompanying notes.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

Reclassifications

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain assets and liabilities at December 31, 2005, and certain revenues and expenses for the six months ended June 30, 2006, and the three and nine months ended September 30, 2005, were reclassified to conform to the presentation at and for the three months ended September 30, 2006 (see Notes 8 and 11). As a result, certain balances differ from the amounts reported in previously filed documents. Also, the Company has reclassified gains on disposition of real estate from revenue to a separate component of operating income. Therefore, the Company’s total revenues of previous periods differ from previously filed documents. This reclassification had no impact on operating income, net income, earnings per share or stockholders’ equity in any period.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal and state income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

Earnings Per Share

The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents, including unvested restricted stock and options to purchase shares of common stock. Diluted weighted-average common shares outstanding included the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Basic weighted-average common shares outstanding	34,518,936	33,873,952	34,471,414	33,663,140
Diluted effect of common stock equivalents	2,149,515	2,805,658	2,307,226	2,629,829
Diluted weighted-average common shares outstanding	36,668,451	36,679,610	36,778,640	36,292,969

Non-Controlling Interests in Consolidated Limited Life Subsidiaries

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). Certain provisions of FAS 150 would have required the Company to classify non-controlling interests in consolidated limited life subsidiaries as liabilities adjusted to their settlement values in the Company’s consolidated financial statements. In November 2003, the FASB indefinitely deferred application of the measurement and recognition provisions (but not the disclosure requirements) of FAS 150 with respect to these non-controlling interests. As of September 30, 2006, the estimated settlement value of non-controlling interests in the Company’s consolidated limited life subsidiaries was $4,483, as compared to book value (included in minority interest on the Company’s consolidated balance sheet) of $4,663.

Effect of Adopting New Accounting Pronouncements

Consolidation

In June 2005, the FASB ratified the consensus of the Emerging Issues Task Force (“EITF”) 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which states that the general partner in a limited partnership is presumed to control that limited partnership. That presumption may be overcome if the limited partners have either (1) the substantive ability-either by a single limited partner or through a simple majority vote-to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights. Substantive participating rights provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
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

ASSETS
Real Estate	$4,551
Investments in unconsolidated subsidiaries	(1,102)
Other current assets	90
Other assets	9
Net non-cash change in assets	$3,548
LIABILITIES
Notes payable on real estate	$2,040
Accrued expenses	118
Other current liabilities	14
Net non-cash change in liabilties	2,172
Minority interest	1,721
Cash from consolidation of previously unconsolidated entities	$345

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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
September 30, 2006
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

FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement reduces net operating cash flows and increases net financing cash flows. The amount of financing cash flows recognized for such excess tax deductions related to the exercise of stock options and vesting of restricted stock was $4,016 and $2,274 for the nine months ended September 30, 2006 and 2005, respectively.

Pro forma information regarding net income and net income per share for the three and nine months ended September 30, 2005, shown in the table below, was determined as if the Company had applied the fair value recognition provisions of FAS 123 prior to January 1, 2006.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

1.   General (Continued)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$14,517	$24,834
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,171	3,198
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,462	4,387
Pro forma net income	$14,226	$23,645
Net income per share:
Basic—as reported	$0.43	$0.74
Basic—pro forma	$0.42	$0.70
Net income per share:
Diluted—as reported	$0.40	$0.68
Diluted—pro forma	$0.39	$0.65

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
September 30, 2006
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

2.   Variable Interest Entities

In June 2006, the Company was involved in the formation of a limited partnership established to acquire land and develop residential and retail projects. The limited partnership, through its two wholly-owned subsidiaries, acquired land and obtained a loan to finance the entire project. No equity was contributed by the owners of the entity. The entity’s note payable balance of $40,189 is non-recourse to the Company and is collateralized by the underlying real estate. The Company and other partners of the limited partnership may be required to make equity contributions to the entity to fund certain cost overruns and upgrades to project plans from the original project budget agreed to by the partners. Based upon the Company’s evaluation, this entity is a variable interest entity (“VIE”) under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). However, based upon its evaluation, the Company is not the primary beneficiary of the entity. As of September 30, 2006, the Company cannot estimate its maximum exposure to loss, but believes that its exposure to loss under this arrangement is not material.

The Company sponsored the formation of a legal entity to act primarily as an agent of the Company to enter into policies with insurance carriers. The policies are for various types of insurance, including general liability, workers’ compensation and automotive. The entity is wholly-owned by an employee of the Company who holds the appropriate local insurance agent’s licenses required to issue these insurance policies on behalf of the insurance carriers. The entity collects premiums and remits them to the insurance carriers. In exchange, the entity receives commissions from the insurance carriers and remits a portion of the commission revenue to the Company (determined at the Company’s full discretion) in accordance with a facilities and services agreement. Based upon the Company’s evaluation, the entity is a VIE with the Company being the primary beneficiary. As such, the VIE has been consolidated into the Company’s financial statements. As of September 30, 2006, the Company had $2,740 recorded in restricted cash and $298 recorded in marketable securities (non-current) that are held by the VIE and serve as collateral for the VIE’s obligations to the insurance carriers.

In 2005, the Company restructured a consolidated entity established to develop an office building by admitting a majority interest partner. Based upon its evaluation at this reconsideration event, the Company consolidated this entity as the primary beneficiary of a VIE. The entity’s note payable balance of $40,738 at September 30, 2006, is non-recourse to the Company and is collateralized by the underlying real estate project.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

2.   Variable Interest Entities (Continued)

In 2005, the Company obtained $110,000 of tax credits through a program enacted by the Community Renewal Tax Relief Act of 2000. This program creates tax credits for equity investments in Community Development Entities (“CDEs”). The CDEs make qualified loans or equity investments to Qualified Active Low-Income Community Businesses. Also in 2005, the Company obtained 0% to 0.01% managing interests in various CDEs established to make these loans and investments. The CDEs’ equity used to fund the loans and investments was contributed by its 99.98% to 100% third-party investor members or through loans from qualified lenders. Through September 30, 2006, the CDEs have made qualified loans totaling approximately $75,870 and qualified equity investments of $4,951. The Company has determined that each of these CDEs is a VIE. However, based upon its evaluation, the Company is not the primary beneficiary of the entities. The Company believes that its maximum exposure to loss as a result of its involvement with these VIEs is not material. Additionally, in 2005, the Company obtained a 49% membership interest in a related entity that acts as the administrative member performing loan servicing and tax matters for the CDEs. Based upon the Company’s evaluation, this entity is also a VIE since the entity’s equity was funded from up-front fees received from the CDEs. However, based upon its evaluation, the Company is not the primary beneficiary of the entity. The Company believes that its maximum exposure to loss as a result of its involvement with this VIE is not material.

In 2004, the Company issued a budget guaranty relating to a development project. Under the budget guaranty, the Company is responsible for all costs in excess of an approved budget of approximately $35,700 at September 30, 2006. The Company was involved in the design of the underlying entity and has determined that its budget guaranty represents a variable interest in a VIE for which the Company is not the primary beneficiary. The Company cannot estimate its actual maximum exposure to loss as a result of its involvement with this VIE because the budget guaranty is unlimited. However, based on the Company’s experience of minimal payments under similar arrangements and the existence of a guaranteed maximum price contract between the general contractor and the owner of the project that mitigates the Company’s risk, the Company believes that its exposure to loss is not material.

The Company is part of a co-lender group with an independent third party that issued a mezzanine loan to the owner of two office buildings. In 2000, the Company provided $567 of the total $5,667 mezzanine loan. At that time, another independent third-party lender provided the senior financing of $19,100 to the owner. The Company also provides building management and leasing services for the buildings under a long-term contract at market rates for such services. The mezzanine loan arrangement is considered to be a variable interest in the entity that owns the property, which the Company believes is a VIE. However, based upon the Company’s evaluation, the Company is not the primary beneficiary of the entity, and, therefore, the Company has not consolidated the VIE. The VIE sold one of its buildings in 2004 and paid a portion of the Company’s note receivable at that time. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its outstanding note balance of $430 as of September 30, 2006.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

3.   Real Estate

Certain real estate assets owned by the Company secure the outstanding balances of underlying mortgage or construction loans. All real estate is included in the Company’s Development and Investment segment (see Note 14). Real estate owned by the Company consisted of the following:

	September 30,	December 31,
	2006	2005
Real estate under development (current)	$98,684	$120,697
Real estate included in assets held for sale (see Note 8)	141,420	54,112
Real estate under development (non-current)	162,640	106,659
Real estate held for investment(1)	116,208	76,145
	$518,952 (2)	$357,613

(1)                Net of accumulated depreciation of $4,312 and $1,568 at September 30, 2006, and December 31, 2005, respectively.

(2)                Includes balances for lease intangibles and tenant origination costs of $(277) and $2,932 at September 30, 2006, and $(1,627) and $1,833 at December 31, 2005, respectively. The Company records lease intangibles and tenant origination costs upon acquiring buildings with in-place leases. The balances are shown net of amortization (recorded as an increase to or a reduction of rental income for lease intangibles and as amortization expense for tenant origination costs).

In 2003, the Company sold a parcel of land for $1,750 of which $1,125 of the consideration received was in the form of an interest-bearing note from the buyer. The Company retained a unilateral right to repurchase the property at any time through 2006, in addition to maintaining the right to approve any plans for development on the property. During the third quarter of 2006, the Company decided not to exercise its option to repurchase the property and recorded the transaction as a sale resulting in a gain on the transaction of $322.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
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

ASSETS
Accounts receivable	$21
Real estate	7,401
Investments in unconsolidated subsidiaries	(88)
Other current assets	457
Other assets	—
Net non-cash change in assets	$7,791
LIABILITIES
Notes payable	$5,626
Accrued expenses	126
Other current liabilities	39
Net non-cash change in liabilities	5,791
Minority interest	2,057
Cash from consolidation of previously unconsolidated entities	$57

4.   Investments in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries consisted of the following:

	September 30,	December 31,
	2006	2005
Real estate	$63,539	$44,496
Other	143,691	130,915
	$207,230	$175,411

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
September 30, 2006
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

The summarized financial information below does not include the results of Savills because Savills qualifies as a foreign private issuer. Summarized operating results for other unconsolidated subsidiaries accounted for on the equity method were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Total revenues	$40,438	$22,741	$100,318	$69,806
Total expenses	31,458	22,405	86,221	61,306
Net income	$8,980	$336	$14,097	$8,500

5.   Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2006	2005
Payroll and bonuses	$52,185	$68,683
Commissions	26,076	34,449
Development costs	37,980	24,016
Deferred income	16,788	13,193
Interest	543	398
Insurance	2,648	2,144
Restructuring charges	1,318	1,810
Other	15,739	12,574
	153,277	157,267
Less: Accrued expenses included in liabilities related to real estate and other assets held for sale (see Note 8)	6,136	1,973
	$147,141	$155,294

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

6.   Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2006	2005
Borrowings under $175,000 line of credit with a bank (the “Credit Facility”)	$140,100	$35,000
Borrowings under £1,100 short-term borrowing facility with a bank (the “European Facility”)	—	1,286
Other	47	50
Total long-term debt	140,147	36,336
Less: Current portion of long-term debt	21	1,302
	$140,126	$35,034

The interest rate for borrowings under the Credit Facility was 7.3% and 5.4% at September 30, 2006 and 2005, respectively.

The Company is subject to various covenants associated with the Credit Facility, such as maintenance of minimum net worth and liquidity and certain key financial data. There are also certain restrictions on investments and acquisitions that can be made by the Company. In addition, the Company may not pay dividends or make other distributions on account of its common stock exceeding 50% of the previous year’s net income before depreciation and amortization. In February 2006, the Company amended its Credit Facility to allow for additional repurchases or other distributions on account of its common stock in an amount up to $100,000 through December 31, 2006 and to reduce the minimum required net worth covenant. At September 30, 2006, the Company was in compliance with all covenants of the Credit Facility.

The covenants associated with the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the credit available to the Company under the Credit Facility to an amount less than the $175,000 commitment. At September 30, 2006, the Company had unused borrowing capacity of $29,892 (taking into account borrowings and letters of credit outstanding) under its Credit Facility.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

7.   Notes Payable on Real Estate

The Company had loans (the majority of which were construction loans) secured by real estate, which consisted of the following:

	September 30,	December 31,
	2006	2005
Current portion of notes payable on real estate	$134,418	$122,932
Notes payable on real estate included in liabilities related to real estate and other assets held for sale (see Note 8)	114,140	38,837
Total notes payable on real estate, current portion	248,558	161,769
Notes payable on real estate, non-current portion	115,857	94,389
Total notes payable on real estate	$364,415	$256,158

At September 30, 2006, $17,937 of the current portion and $6,308 of the non-current portion of notes payable on real estate are recourse to the Company (beyond being recourse to the single-purpose entity that held the real estate asset and was the obligor on the note payable).

The Company has a participating mortgage loan obligation related to a real estate project. The participating mortgage loan is subordinate to a construction loan on the underlying project. The mortgage lender participates in net operating cash flow of the mortgaged real estate project, if any, and capital proceeds, net of related expenses, upon the sale of the project, after payment of amounts due under the construction loan. The lender receives 6% fixed interest on the outstanding balance of its note, compounded monthly, and participates in 35% to 80% of proceeds remaining after the construction loan is paid, based on reaching various internal rates of return. The amount of the participating liability was $13,729 and $12,809, at September 30, 2006 and December 31, 2005, respectively. The related debt discount was fully amortized at September 30, 2006 and was $1,835 at December 31, 2005. During the nine months ended September 30, 2006 and 2005, the Company amortized $2,754 and $4,243, respectively, of the debt discount, which has been capitalized to real estate.

8.   Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include completed real estate projects or land for sale in their present condition that have met all of the “held for sale” criteria of FAS 144 and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the Company’s consolidated balance sheet. In accordance with FAS 144, certain assets classified as held for sale at September 30, 2006, or sold in the nine months ended September 30, 2006, that were not classified as held for sale at December 31, 2005, were reclassified to real estate and other assets held for sale in the Company’s consolidated balance sheet as of December 31, 2005.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

8.   Real Estate and Other Assets Held for Sale and Related Liabilities (Continued)

Real estate and other assets held for sale and related liabilities were as follows:

	September 30,	December 31,
	2006	2005
Assets:
Notes and other receivables	$—	$381
Real estate held for sale (see Note 3)	141,420	54,112
Other current assets	2,078	601
Other assets	673	340
Total real estate and other assets held for sale	144,171	55,434
Liabilities:
Accrued expenses (see Note 5)	6,136	1,973
Notes payable on real estate held for sale (see Note 7)	114,140	38,837
Other current liabilities	137	106
Other liabilities	42	—
Total liabilities related to real estate and other assets held for sale	120,455	40,916
Net real estate and other assets held for sale	$23,716	$14,518

9.   Stock-Based Compensation

The Company has two share-based compensation plans and an employee stock purchase plan, which are described below. For the nine months ended September 30, 2006 and 2005, the Company recognized total stock-based compensation expense of $6,843 and $5,030, with a related income tax benefit realized of $2,689 and $1,832, respectively. The Company typically issues shares related to stock-based compensation plans from its treasury.

Under the Trammell Crow Company 1997 Option Plan (the “Assumed Option Plan”), the Company issued options to purchase 2,423,769 shares of the Company’s common stock at an exercise price of $3.85 per share. All options available under the Assumed Option Plan were granted on August 1, 1997. The options vested at the closing of the Company’s initial public offering on December 1, 1997, and became exercisable 30 days after that date. The options expire ten years from the date of grant and are not contingent on continued employment with the Company.  At September 30, 2006, common shares reserved for future issuance under the Assumed Option Plan totaled 204,392.

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
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

9.   Stock-Based Compensation (Continued)

The Long-Term Plan also provides for the awards of Stock Appreciation Rights, Restricted Stock and Performance Units. The Restricted Stock that has been issued under this plan vests over periods of up to five years from the date of grant. No Stock Appreciation Rights have been granted by the Company as of September 30, 2006. As of September 30, 2006, the Company had outstanding Performance Units representing the right to receive, at the election of the grantee, an aggregate of up to 34,424 shares of the Company’s common stock or cash in the amount equal to the fair market value of such shares of common stock on the distribution date or dates.

At September 30, 2006, common shares reserved for future issuance under the Long-Term Plan totaled 3,811,518 shares, of which 553,270 common shares were available for future awards.

The Company has also established the Trammell Crow Company Employee Stock Purchase Plan (the “ESPP”). Employees may elect to have bi-weekly payroll deductions of 1% to 10% of gross earnings, which is used to purchase, on a semi-annual basis, stock of the Company at a 15% discount from market value, which is established on the date of issuance. The ESPP is available to all employees and requires a twelve-month holding period for stock purchased under the plan. The Company has reserved 3,000,000 shares of common stock for issuance under the ESPP, of which 803,187 had been issued through September 30, 2006. For the nine months ended September 30, 2006, activity related to the ESPP plan was not material.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

9.   Stock-Based Compensation (Continued)

The Company’s stock option activity for the nine months ended September 30, 2006, was as follows:

	Exercise Price of $3.85 (below market price at grant date)	Exercise price of $9.74 to $14.50 (at market price at grant date)	Exercise price of $14.51 to $22.75 (at market price at grant date)	Exercise price of $22.76 to $36.00 (at market price at grant date)	Total
Options outstanding:
December 31, 2005	412,255	2,740,586	1,588,380	144,621	4,885,842
Granted	—	—	—	—	—
Exercised	(180,532)	(674,243)	(477,896)	(34,950)	(1,367,621)
Forfeited	(27,331)	(8,313)	(5,319)	(7,118)	(48,081)
September 30, 2006	204,392	2,058,030	1,105,165	102,553	3,470,140
Weighted-average exercise price of options:
Granted	$—	$—	$—	$—
Exercised	$3.85	$11.57	$17.64	$29.54
Forfeited	$3.85	$12.65	$17.61	$31.65
Outstanding at September 30, 2006	$3.85	$11.87	$17.76	$28.87
Weighted-average fair value of options granted	—	—	—	—
Weighted-average remaining contractual life	0.8 years	2.7 years	2.0 years	1.5 years
Options exercisable:
Number of options	204,392	2,041,780	1,105,165	102,553	3,453,890
Weighted-average exercise price	$3.85	$11.89	$17.76	$28.87

As of September 30, 2006, the aggregate intrinsic value of stock options outstanding was $74,245. The aggregate intrinsic value of exercisable stock options as of September 30, 2006 was $73,832. During the nine months ended September 30, 2006, the total intrinsic value of options exercised was $30,487. The amount of the tax benefit realized related to those exercises for the same period was $4,445.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

9.   Stock-Based Compensation (Continued)

The Company’s restricted stock activity for the nine months ended September 30, 2006, was as follows:

	Shares	Weighted-average grant-date fair value per share
Restricted Stock:
December 31, 2005	1,857,151	$13.61
Granted	383,984	35.45
Vested	(365,987)	10.59
Forfeited	(139,621)	11.08
September 30, 2006	1,735,527	$19.28

As of September 30, 2006, the total compensation cost related to unvested restricted stock awards not yet recognized was $16,780, net of expected forfeitures, and the weighted-average period over which these awards are expected to be recognized was 2.6 years. The total fair value of restricted stock that vested during the nine months ended September 30, 2006 was $17,074.

10.   Deferred Compensation Plan

Effective January 1, 2006, the Company established a non-qualified deferred compensation plan for certain key employees of the Company through a Rabbi Trust. A portion of the eligible employees’ compensation can be directed into the plan. In accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested, assets of the Rabbi Trust are consolidated by the Company. The Company has elected to account for the investments as trading securities, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result, investments are marked to market through the statement of income, with an offsetting increase in the deferred compensation liability. No investments in the Rabbi Trust can consist of the Company’s stock. The investments are included in current marketable securities and a deferred compensation liability is included in other current liabilities on the Company’s consolidated balance sheet. The investment balance and the deferred compensation liability were both $984 at September 30, 2006.

11.   Gain on Disposition of Real Estate and Discontinued Operations

Real estate dispositions, excluding those accounted for as discontinued operations, were as follows:

	For the Nine Months
	Ended September 30,
	2006	2005
Projects sold	9	4
Net sale price	$96,420	$14,962
Gain on sale	$19,370	$9,759

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

11.   Gain on Disposition of Real Estate and Discontinued Operations (Continued)

The Company’s income from discontinued operations consists of the operations and gains on disposition of real estate projects held for sale or sold subsequent to the adoption of FAS 144, effective January 1, 2002, that are considered “components of an entity” as defined by FAS 144 and for which the Company does not have or expect to have any significant involvement in the operations of the project after the disposal. As required by FAS 144, certain revenues and expenses for the six months ended June 30, 2006, and the three and nine months ended September 30, 2005, have been reclassified to conform to the presentation for the three months ended September 30, 2006.

Real estate dispositions accounted for as discontinued operations were as follows:

	For the Nine Months
	Ended September 30,
	2006	2005
Projects sold	5	13
Net sale price	$35,831	$80,315
Gain on sale	$7,231	$22,005

The components of discontinued operations were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Development and construction	$1,120	$1,567	$3,129	$5,425
Total Revenues	1,120	1,567	3,129	5,425
Costs and Expenses:
Salaries, wages, and benefits	81	120	233	419
Commissions	89	350	395	350
General and administrative	715	1,325	1,999	4,297
Depreciation and amortization	294	274	1,026	1,105
Interest	510	672	1,159	2,402
Total Expenses	1,689	2,741	4,812	8,573
Gain on disposition of real estate	2,163	19,985	7,231	22,005
Operating income	1,594	18,811	5,548	18,857
Interest and other income	136	11	425	36
Income from discontinued operations, before income taxes	1,730	18,822	5,973	18,893
Income tax expense	(597)	(6,853)	(1,940)	(6,879)
Minority interest	—	—	(826)	—
Income from discontinued operations, net of income taxes	$1,133	$11,969	$3,207	$12,014

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

12.   Financial Instruments

The Company’s participation in derivative transactions has been limited to risk management purposes. Derivative instruments are not held or issued for trading purposes. From time to time, the Company enters into interest rate cap agreements in order to limit its interest expense on the Credit Facility, mortgages on assets acquired for investment purposes or on certain construction loans related to consolidated real estate projects. These interest rate cap agreements are not designated as effective hedges and therefore are marked to market each period with the change in fair market value recognized in current period earnings.

In the first nine months of 2005, the Company had an agreement with a notional amount of $7,686 and the Company was to receive payments if the 30-day LIBOR-based floating interest rate exceeded 3.5%. This agreement terminated prior to 2006. The amounts recorded in 2005 related to these agreements were not material. In addition, at September 30, 2006, the Company held two such agreements with notional amounts of $25,650 and $18,500 and under both agreements, the Company receives payments if the 30-day LIBOR-based floating interest rate exceeds 5.5%. These agreements expire on January 2, 2008 and April 1, 2009, respectively. Through September 30, 2006, amounts recorded related to these interest rate cap agreements were not material.

Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The current values of the Company’s long-term debt and notes payable on real estate reasonably approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

13.   Commitments and Contingencies

The Company has guaranteed repayment of a maximum of $7,138 of real estate notes payable of its unconsolidated subsidiaries, of which $7,108 was outstanding at September 30, 2006. These notes are secured by the underlying real estate projects and have maturity dates through December 2009.

In 2004, the Company issued a debt repayment guaranty of an unconsolidated subsidiary in conjunction with a $30,000 loan agreement. As part of this loan agreement, the Company issued a repayment guaranty of up to 50% of the loan balance plus any accrued and unpaid interest. In accordance with the terms of the guaranty, at such time as the principal balance has been reduced to $15,000 or less and a target loan-to-value ratio has been reached, the Company’s guaranty is reduced to 25% of the loan balance. In exchange for the guaranty, the Company receives a priority return with respect to its capital contribution based on the outstanding amount of principal on the loan. The Company estimates that its likely exposure under the guaranty is not material and has determined that the present value of the priority return is the best estimate of the fair value of the guaranty under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others (“FIN 45”). The Company initially recorded a liability offset by an increase in its investment in unconsolidated subsidiary balance of $1,886. The underlying note was paid down to $15,000 in the second quarter of 2005, resulting in a decrease in the Company’s guaranty. As a result, the Company decreased the liability balance, with a corresponding decrease to the investment balance. The liability balance was $472 at September 30, 2006.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
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

At September 30, 2006, the Company had outstanding letters of credit totaling $19,697, including $2,255 and $12,434 of which collateralize amounts recorded in accrued expenses and other liabilities, respectively. The letters of credit expire at varying dates through August 2008.

In addition, at September 30, 2006, the Company had numerous completion and budget guarantees relating to development projects. These guarantees are made with third-party owners in the normal course of business. Each of these guarantees requires the Company to complete construction of the relevant project within a specified time frame and/or within a specified budget, with the Company potentially being liable for costs to complete in excess of such budget. However, the Company generally has “guaranteed maximum price” contracts with reputable general contractors with respect to projects for which the Company provides these guarantees. These contracts are intended to pass the budget risk to such contractors. Management does not expect to incur any material losses under these guarantees.

The Company owns several real estate buildings that contain asbestos. The Company plans to demolish one of these buildings and has recorded a conditional asset retirement obligation of $3,000, in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). With respect to these other buildings, the Company has not recorded any related asset retirement obligation, as the fair value of the liability cannot be reasonably estimated, due to uncertainties in the timing and manner of settlement of the obligations.

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
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

13.   Commitments and Contingencies (Continued)

As of September 30, 2006, the Company had made non-refundable earnest money deposits totaling  $2,438 in conjunction with contracts to acquire approximately $145,418 of real estate from other entities.

From time to time, the Company is involved in litigation matters that arise in the ordinary course of its business, some of which involve claims for damages that are substantial in amount. The ultimate liability for these matters cannot be determined. However, based on the information currently available, the Company does not believe that the resolution of any such matters to which it is currently a party will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

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

During the nine months ended September 30, 2006 and 2005, approximately 95% and 96%, respectively, of the Company’s revenues were from clients located in the United States. For the three and nine months ended September 30, 2006, one individual client accounted for $27,052 (11%) and $81,357 (12%), respectively, of the Company’s consolidated revenues. For the three and nine months ended September 30, 2005, the same client accounted for $27,090 (12%) and $77,840 (13%), respectively, of the Company’s consolidated revenues. Revenues from this client are included primarily in the Company’s Global Services segment.

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

14.   Segment Information (Continued)

Summarized financial information for reportable segments was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Global Services:
Total revenues	$233,960	$209,539	$670,591	$581,328
Costs and expenses	(224,135)	(200,237)	(640,790)	(555,226)
Gain on disposition of real estate	10	1,264	53	1,264
Operating income	9,835	10,566	29,854	27,366
Interest and other income	1,028	440	2,368	1,590
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	10,863	11,006	32,222	28,956
Minority interest, before income taxes	163	(260)	442	282
Income from investments in unconsolidated subsidiaries, before income taxes	5,194	1,856	13,175	5,755
Income from continuing operations, before income taxes	16,220	12,602	45,839	34,993
Income from discontinued operations, before income taxes	209	565	673	565
Income before cumulative effect of a change in accounting principle	16,429	13,167	46,512	35,558
Cumulative effect of a change in accounting principle, before income taxes	—	—	984	—
Income before income taxes	$16,429	$13,167	$47,496	$35,558
Development and Investment:
Total revenues	$13,130	$9,223	$31,551	$24,168
Costs and expenses	(25,520)	(21,775)	(63,909)	(53,556)
Gain on disposition of real estate	16,122	6,021	19,317	8,495
Operating income (loss)	3,732	(6,531)	(13,041)	(20,893)
Interest and other income	737	232	1,342	483
Income (loss) from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	4,469	(6,299)	(11,699)	(20,410)
Minority interest, before income taxes	(792)	(2,748)	(853)	1,795
Income from investments in unconsolidated subsidiaries, before income taxes	3,313	537	5,393	3,781
Income (loss) from continuing operations, before income taxes	6,990	(8,510)	(7,159)	(14,834)
Income from discontinued operations, before income taxes	1,521	18,257	4,474	18,328
Income (loss) before cumulative effect of a change in accounting principle	8,511	9,747	(2,685)	3,494
Cumulative effect of a change in accounting principle, before income taxes	—	—	673	—
Income before income taxes	$8,511	$9,747	$(2,012)	$3,494
Total:
Total revenues	$247,090	$218,762	$702,142	$605,496
Costs and expenses	(249,655)	(222,012)	(704,699)	(608,782)
Gain on disposition of real estate	16,132	7,285	19,370	9,759
Operating income	13,567	4,035	16,813	6,473
Interest and other income	1,765	672	3,710	2,073
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	15,332	4,707	20,523	8,546
Minority interest, before income taxes	(629)	(3,008)	(411)	2,077
Income from investments in unconsolidated subsidiaries, before income taxes	8,507	2,393	18,568	9,536
Income from continuing operations, before income taxes	23,210	4,092	38,680	20,159
Income from discontinued operations, before income taxes	1,730	18,822	5,147	18,893
Income before cumulative effect of a change in accounting principle	24,940	22,914	43,827	39,052
Cumulative effect of a change in accounting principle, before income taxes	—	—	1,657	—
Income before income taxes	$24,940	$22,914	$45,484	$39,052

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

14.   Segment Information (Continued)

	September 30,	December 31,
	2006	2005
Total Assets:
Global Services	$518,878	$434,712
Development and Investment	657,506	513,455
Total consolidated assets	$1,176,384	$948,167

15.   Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	For the Nine Months
	Ended September 30,
	2006	2005
Non-cash activities:
Issuance of restricted stock, net of forfeitures	5,820	7,045

16.   Subsequent Event

Merger with CB Richard Ellis

On October 31, 2006, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CB Richard Ellis Group, Inc. (“CB Richard Ellis”) whereby CB Richard Ellis would acquire the Company in a transaction valued at approximately $2.2 billion, including the assumption of corporate debt and transaction and integration costs. Under the terms of the Merger Agreement, the Company’s stockholders will receive $49.51 in cash for each share of the Company’s common stock they hold.

The Merger Agreement has been approved by the boards of directors of both the Company and CB Richard Ellis, and the Company’s board of directors has recommended to the Company’s stockholders that they approve and adopt the Merger Agreement, subject to the board’s right to change its recommendation to permit the board to comply with its fiduciary duties. The Company and CB Richard Ellis have each agreed to certain covenants in the Merger Agreement, including, among other things, that, subject to certain exceptions to permit the Company’s board of directors to comply with its fiduciary duties, the Company will not solicit, negotiate, provide information in furtherance of, approve, recommend or enter into any alternative transaction. The Merger Agreement also contains customary covenants relating to the Company’s conduct of business prior to the closing of the transaction.

Completion of the merger is conditioned on, among other things, regulatory review and approval by the Company’s stockholders, and other customary closing conditions. The merger is not conditioned on the receipt of financing by CB Richard Ellis, and the merger is expected to close in late 2006 or early 2007. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its

TRAMMELL CROW COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(dollars in thousands, except per share data)
(Unaudited)

16.   Subsequent Event (Continued)

entirety by reference to the Merger Agreement, which is filed as an exhibit to the Company’s Form 8-K filed on October 31, 2006, and is incorporated by reference herein.

The Merger Agreement requires the Company to suspend payroll deductions to fund purchases under the ESPP at the end of the payroll period ending November 10, 2006. Employees will still be entitled to purchase shares under the ESPP for the current purchase period, but the amounts available to purchase shares will be frozen at the amount that has been withheld through November 10, 2006, which will now be the end of the current purchase period.

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

Services provided to user clients by the Company’s Global Services group, which has approximately 6,900 employees, consist of corporate advisory services, project management and facilities management. Corporate advisory services are brokerage and brokerage-related services that include primarily tenant representation brokerage services, as well as other transaction or portfolio services such as acquisition/disposition brokerage, lease administration and lease audits. Project management services include facility planning, construction oversight, space planning, site consolidations, multi-location expansion programs, facilities design, signage conversions, portfolio-wide operational refits and upgrades, and workplace moves, adds and changes. Facilities management services are building management services that include administration and day-to-day operation, maintenance and repair of client-occupied facilities, office services and call center services.

Services provided to investor clients by the Company’s Global Services group consist of brokerage, construction management and property management. Brokerage services include project leasing and capital markets services. Project leasing is when the Company is engaged as the owner’s leasing agent for renewals, expansions and leasing of vacant space in investor-owned properties while capital markets services include investment sales and capital sourcing. Construction management services are project management services that primarily include space planning and tenant finish coordination, typically in conjunction with property management and leasing assignments. Property management services are building management services that include all aspects of building operations, maintenance and repair, tenant relations and oversight of building improvement processes.

Global Services clients are served through a network of offices in the United States, Canada, Europe, Asia-Pacific and Latin/South America. Operations outside of the United States are primarily focused on the provision of services to user clients, which generally include U.S.-based multi-nationals who have outsourced their services requirements to the Company on a portfolio basis. The Company’s international service delivery is enhanced by its affiliations and alliances with Savills plc (“Savills”), a leading property services company based in the United Kingdom with operations throughout Europe, Asia Pacific and Australia; Trammell Crow Meghraj, a leading property services company in India; and JJ Barnicke, a leading Canadian real estate services provider.

The Development and Investment group, with approximately 280 employees, provides development services to users and investors and pursues opportunistic but risk-mitigated development and investment in commercial real estate across a wide spectrum of product types, including industrial, office and retail properties; healthcare facilities of all types including medical office buildings, hospitals and ambulatory surgery centers; higher education facilities, including student housing; and residential/mixed-use projects. The Company acts as the general manager of the development process providing services that are vital in all stages of the process, including: (i) site identification, due diligence and acquisition; (ii) evaluating project feasibility, budgeting, scheduling and cash flow analysis; (iii) procurement of approvals and permits, including zoning and other entitlements; (iv) project finance advisory services; (v) coordination of project design and engineering; (vi) construction bidding and management and tenant finish coordination; and (vii) project close-out and tenant move coordination. The Company may pursue development and investment activity on behalf of its user and investor clients (with no ownership), in partnership with its clients (through co-investment-either on an individual project basis or through a fund or program) or for its own account (100% Company ownership).

Financial Overview

Merger with CB Richard Ellis Group, Inc.   On October 31, 2006, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CB Richard Ellis Group, Inc. (“CB Richard Ellis”) whereby CB Richard Ellis would acquire the Company in a transaction valued at approximately $2.2 billion, including the assumption of corporate debt and transaction and integration costs. Under the terms of the Merger Agreement, the Company’s stockholders will receive $49.51 in cash for each share of the Company’s common stock they hold.

The Merger Agreement has been approved by the boards of directors of both the Company and CB Richard Ellis, and the Company’s board of directors has recommended to the Company’s stockholders that they approve and adopt the Merger Agreement, subject to the board’s right to change its recommendation to permit the board to comply with its fiduciary duties. The Company and CB Richard Ellis have each agreed to certain covenants in the Merger Agreement, including, among other things, that, subject to certain exceptions to permit the Company’s board of directors to comply with its fiduciary duties, the Company will not solicit, negotiate, provide information in furtherance of, approve, recommend or enter into any alternative transaction. The Merger Agreement also contains customary covenants relating to the Company’s conduct of business prior to the closing of the transaction.

Completion of the merger is conditioned on, among other things, regulatory review and approval by the Company’s stockholders, and other customary closing conditions. The merger is not conditioned on the receipt of financing by CB Richard Ellis, and the merger is expected to close in late 2006 or early 2007. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as an exhibit to the Company’s Form 8-K filed on October 31, 2006, and is incorporated by reference herein.

Consolidated Results.   The Company’s net income for the third quarter and first nine months of 2006 was up 9% and 14% from the third quarter and first nine months of 2005, from $14.5 million and $24.8 million to $15.9 million and $28.3 million, respectively. Global Services segment profit growth was partially offset by the increased year-to-date Development and Investment loss. The Development and Investment loss for 2006 is attributable to costs associated with the significant increase in project activity that are expected to generate revenues in future periods. The Company’s diluted earnings per share for the third quarter and first nine months of 2006 was $0.43 and $0.77, up from $0.40 and $0.68 reported for the third quarter and first nine months of 2005, respectively. Consolidated revenues increased $28.3 million (13%) and $96.6 million (16%) for the third quarter and first nine months of 2006 as compared to the same periods of 2005, respectively.

Segment Performance.   The Global Services segment income before income taxes increased 34% from $35.6 million for the first nine months of 2005 to $47.5 million for the first nine months of 2006. Revenues for this segment increased 15%, from $581.3 million for the first nine months of 2005 to $670.6 million for the first nine months of 2006. Increases in all of the user services revenues lines (facilities management up 14%, corporate advisory services up 36% and project management up 19%) contributed to the increase in income before income taxes, as did the 9% increase in brokerage and construction management revenues from investor customers. The revenue increases reflect the impact of the Company’s success in winning new outsourcing business, both through new contract awards and expansions with existing customers, and its continued efforts to grow its brokerage business.

The Development and Investment segment posted a loss before income taxes of $2.0 million in the first nine months of 2006 as compared to income of $3.5 million for the first nine months of 2005. Revenues for this segment increased 31% from $24.2 million for the first nine months of 2005 to $31.6 million for the first nine months of 2006. The increase in revenues was offset by a 19% increase in segment operating expenses which were $53.6 million for the first nine months of 2005 compared to $63.9 million for the first nine months of 2006. The increase in expenses reflects investments in additional personnel to drive and support growth and increases in real estate operating expense, interest, and depreciation and amortization associated with increased real estate development and investment activity. Gains on disposition of real estate, income from investments in unconsolidated subsidiaries (through which the Company conducts many of its development projects) and income from discontinued operations make significant contributions to Development and Investment segment results but are excluded from GAAP revenues.

Results of Operations—Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), certain revenues and expenses for the six months ended June 30, 2006 and for the three and nine months ended September 30, 2005, have been reclassified to conform to the presentation for the three months ended September 30, 2006. As a result, certain balances differ from the amounts reported in previously filed documents. See Income from Discontinued Operations, Net of Income Taxes, below, for additional information.

	For the Nine Months Ended September 30,
	2006	2005	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$198,305	$173,604	$24,701	14.2%
Corporate advisory services	155,241	114,287	40,954	35.8%
Project management services	101,595	85,503	16,092	18.8%
	455,141	373,394	81,747	21.9%
Investor Services:
Property management	100,521	102,801	(2,280)	-2.2%
Brokerage	105,785	96,752	9,033	9.3%
Construction management	9,144	8,381	763	9.1%
	215,450	207,934	7,516	3.6%
Development and construction	31,551	24,168	7,383	30.5%
TOTAL REVENUES	702,142	605,496	96,646	16.0%
COST AND EXPENSES:
Salaries, wages and benefits	451,382	399,089	52,293	13.1%
Commissions	119,907	98,790	21,117	21.4%
General and administrative	118,586	100,763	17,823	17.7%
Depreciation and amortization	8,419	6,870	1,549	22.5%
Interest	6,405	3,270	3,135	95.9%
TOTAL EXPENSES	704,699	608,782	95,917	15.8%
Gain on disposition of real estate	19,370	9,759	9,611	98.5%
Operating income	16,813	6,473	10,340	159.7%
Interest and other income	3,710	2,073	1,637	79.0%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	20,523	8,546	11,977	140.1%
Income tax expense	(7,714)	(3,111)	(4,603)	-148.0%
Minority interest, net of income taxes	(256)	1,321	(1,577)	-119.4%
Income from investments in unconsolidated subsidiaries, net of income taxes	11,569	6,064	5,505	90.8%
Income from continuing operations	24,122	12,820	11,302	88.2%
Income from discontinued operations, net of income taxes	3,207	12,014	(8,807)	-73.3%
Income before cumulative effect of a change in accounting principle	27,329	24,834	2,495	10.0%
Cumulative effect of a change in accounting principle, net of income taxes	1,011	—	1,011	0.0%
Net income	$28,340	$24,834	$3,506	14.1%

	For the Three Months Ended September 30,
	2006	2005	$ Change	% Change
	($ in thousands)
REVENUES:
User Services:
Facilities management	$67,105	$59,076	$8,029	13.6%
Corporate advisory services	57,584	49,498	8,086	16.3%
Project management services	38,133	28,216	9,917	35.1%
	162,822	136,790	26,032	19.0%
Investor Services:
Property management	33,730	34,246	(516)	-1.5%
Brokerage	34,274	35,296	(1,022)	-2.9%
Construction management	3,134	3,207	(73)	-2.3%
	71,138	72,749	(1,611)	-2.2%
Development and construction	13,130	9,223	3,907	42.4%
TOTAL REVENUES	247,090	218,762	28,328	12.9%
COST AND EXPENSES:
Salaries, wages and benefits	160,173	140,787	19,386	13.8%
Commissions	43,705	41,834	1,871	4.5%
General and administrative	39,301	35,736	3,565	10.0%
Depreciation and amortization	3,500	2,335	1,165	49.9%
Interest	2,976	1,320	1,656	125.5%
TOTAL EXPENSES	249,655	222,012	27,643	12.5%
Gain on disposition of real estate	16,132	7,285	8,847	121.4%
Operating income	13,567	4,035	9,532	236.2%
Interest and other income	1,765	672	1,093	162.6%
Income from continuing operations before income taxes, minority interest and income from investments in unconsolidated subsidiaries	15,332	4,707	10,625	225.7%
Income tax expense	(5,667)	(1,726)	(3,941)	-228.3%
Minority interest, net of income taxes	(388)	(1,930)	1,542	79.9%
Income from investments in unconsolidated subsidiaries, net of income taxes	5,463	1,497	3,966	264.9%
Income from continuing operations	14,740	2,548	12,192	478.5%
Income from discontinued operations, net of income taxes	1,133	11,969	(10,836)	-90.5%
Income before cumulative effect of a change in accounting principle	15,873	14,517	1,356	9.3%
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	0.0%
Net income	$15,873	$14,517	$1,356	9.3%

Revenues.   Facilities management revenue increased from the third quarter and first nine months of 2005 to the third quarter and first nine months of 2006. This increase is primarily the result of the addition of several new customers as well as the expansion of existing client relationships. Reimbursement of salaries, wages, benefits and out-of-pocket general and administrative costs, a component of facilities management revenue, comprised the majority of the revenue increases from 2005. The composition of facilities management revenue, including management fees and reimbursements, can vary significantly from period to period based on the terms of the underlying management agreements in effect each period.

Corporate advisory services revenue increased for the third quarter and first nine months of 2006 over the third quarter and first nine months of 2005. The year-to-date increase was driven largely by increases in commissions generated from tenant representation transactions. The increase in commission revenues was in part the result of an increase in the number of tenant representation brokers as the Company has focused on expanding its brokerage network. In addition, transaction volumes have increased as clients continue to show a willingness to make real estate commitments. The third quarter increase in corporate advisory services revenue was primarily the result of an increase in capital markets transactions for user customers.

The revenue growth in project management was the result of the addition of new clients and the expansion of services provided to existing clients such as increases in clients’ portfolios, the scope of the Company’s services under certain outsourcing contracts and transaction volume.

Property management revenue decreased for the three and nine months ended September 30, 2006 as compared to the same periods in 2005. Square footage under management has increased since September 30, 2005, although this increase is due to square footage increases associated with new business won just prior to the end of the third quarter 2006 (thus contributing little to revenue for either the three months or nine months ended September 30, 2006). Prior to this late third quarter square footage addition, the Company had experienced decreases in square footage from the comparable period in 2005 due the sales of buildings in the Company’s management portfolio to real estate investment trusts (“REITs”) or other investors that self-manage their properties or use other service providers and from existing clients taking services in-house or to other service providers.

Brokerage revenue from investor clients increased for the first nine months of 2006 from the first nine months of 2005, due to increases in project leasing commissions. Project leasing revenue increased due to improving market fundamentals, such as decreasing vacancies and increasing rents in certain markets. Investment sales revenue decreased slightly for the year-to-date period in 2006. The increase in project leasing during the third quarter of 2006 (versus the comparable period in the prior year) was more than offset by the quarter-to-quarter decrease in investment sales revenue, resulting in a slight decrease in total brokerage revenue on a quarter-to-quarter basis. The small percentage decrease in total brokerage revenues for the third quarter of 2006 follows a very strong third quarter of 2005.

Construction management revenue increased for the first nine months of 2006 as compared to 2005 and remained relatively flat between the third quarter of 2006 and 2005. Construction management revenue is generated from services including space planning and tenant finish coordination for investor clients in conjunction with property management and leasing assignments and is directly related to tenants’ real estate demands. The increase in construction management revenue year over year resulted from a higher volume of construction projects as tenant leasing activity increased and is consistent with the increase in project leasing revenue.

Development and construction revenue increased for the third quarter and first nine months of 2006 as compared 2005, driven in part by an increase in development fees due to higher activity levels. In addition, development and construction revenue also increased due to higher rental revenue from acquisitions of operating real estate properties.

Through approximately 1990, the Company focused its commercial real estate development business on office, industrial and retail projects primarily for investor clients. Since that time, the Company has expanded its focus to include other types of commercial development and development for user clients. National initiative teams source development and acquisition opportunities with both user and investor clients in healthcare, higher education, on-airport distribution and residential/mixed-use, and initiative personnel support local development teams in the execution of the resulting projects. By expanding its focus to include development for user clients and through these initiatives, particularly those in the healthcare sector, the Company seeks to mitigate the cyclicality traditionally inherent in the commercial development business. The Company seeks to establish funds and programs with capital partners and to channel increasing amounts of development and investment activity into those funds and programs. The Company’s in-process inventory of projects has grown to $5.3 billion at September 30, 2006, up from $3.5 billion at September 30, 2005.

In addition, Development and Investment income is generated from investments in unconsolidated subsidiaries and from the operation and/or disposition of real estate classified as “discontinued operations.”  The impact of Development and Investment project sales accounted for as income from the Company’s unconsolidated subsidiaries or as income from discontinued operations is a regular part of, and can contribute significantly to, Development and Investment results in any given period. See Gain on Disposition of Real Estate, Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes and Income from Discontinued Operations, Net of Income Taxes, below, for additional information.

Costs and Expenses.   Salaries, wages and benefits expense includes all compensation paid to Company employees other than brokerage commissions. As such, it includes salaries, benefits and annual incentive bonuses for employees whose compensation is reimbursed by clients (“reimbursed employees”); salaries, benefits and annual incentive bonuses for employees whose compensation is not so reimbursed (“unreimbursed employees”); long-term incentive compensation associated with stock-based awards to certain employees; and transaction-related incentive compensation other than brokerage commissions, primarily paid in connection with development and investment transactions, including those transactions recorded as gain on disposition of real estate, income from investments in unconsolidated subsidiaries and income from discontinued operations. Salaries, wages and benefits expense for both reimbursed and unreimbursed employees increased in the third quarter and first nine months of 2006 from the third quarter and first nine months of 2005. Salaries, wages and benefits for reimbursed employees grew as the Company increased its facilities management and project management headcount to service client expansions and new clients. The increased expense for unreimbursed employees resulted from an increase in personnel to support the Company’s overall growth. In addition, the Company experienced an unusual increase in employee medical costs in the first and third quarters of 2006 when compared to recent historical experience. The Company is self-insured for employee medical costs with third-party stop-loss insurance for large individual claims.

The increase in commission expense during the third quarter and first nine months of 2006 over the same periods of 2005 was directly attributable to the increases in the Company’s corporate advisory services and brokerage revenue discussed above.

General and administrative expenses increased in the third quarter and first nine months of 2006 as compared to the same periods of 2005, due in part to increased client-reimbursed out-of-pocket general and administrative expenses associated with growth in the Company’s facilities management and project management service lines. The 2006 increase is also due in part to an increase in unreimbursed expenses such as travel and entertainment. In addition, the acquisition of several operating real estate properties has led to increased real estate operating expenses in 2006. These properties, which the Company plans to redevelop, lease and sell, include acquisitions made through the Company’s fifth discretionary development and investment fund (“Fund V”).

Depreciation and amortization expenses increased in the third quarter and first nine months of 2006 as compared to 2005 mainly due to increased depreciation on acquired operating real estate as mentioned above. Interest expense increased in the third quarter and first nine months of 2006 partially as a result of higher outstanding balances and interest rates under the Company’s revolving line of credit as compared to the third quarter and first nine months of 2005 and an increase in notes payable related to operating real estate properties in 2006 as compared to 2005. The higher balances under the Credit Facility were incurred to fund the Company’s stock repurchases and additional real estate investments made during 2006.

Gain on Disposition of Real Estate.   The Company’s gain on disposition of real estate, excluding those accounted for as discontinued operations, increased in the third quarter and first nine months of 2006 as compared to the third quarter and first nine months of 2005 as shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Projects sold	4	3	9	4
Net sale price	$89,236	$13,347	$96,420	$14,962
Gain on sale	$16,132	$7,285	$19,370	$9,759

Minority Interest, Net of Income Taxes.   Minority interest decreased from income for the first nine months of 2005 to expense for the first nine months of 2006. This change is primarily due to more minority interest income in 2005 for the minority interest owners’ share of fees earned by the Company related to certain consolidated real estate projects, as compared to 2006. Minority interest expense decreased from the third quarter of 2005 to the third quarter of 2006. This decrease is mainly due to the Company having more sales of real estate projects with outside partners in the third quarter of 2005 as compared to 2006, resulting in greater minority interest expense in 2005 for the outside partners’ share of such gains.

Income from Investments in Unconsolidated Subsidiaries, Net of Income Taxes.   In the ordinary course of business, a significant portion of the Company’s development and investment activities are conducted, and are expected to be conducted in future periods, through unconsolidated subsidiaries. The Company also has certain investments in unconsolidated subsidiaries which are not related to its development and investment activities. Income from investments in unconsolidated subsidiaries fluctuates from period to period based on the volume and profitability of the business and transactions carried out by the underlying unconsolidated subsidiaries. The increase in income from investments in unconsolidated subsidiaries in 2006 as compared to 2005 reflects, among other things, the Company’s increased investment in Savills made in April 2005. In 2006, income from investments in unconsolidated subsidiaries also includes the Company’s share of the operating results of Trammell Crow Meghraj, the Company’s affiliate operating in India (investment made in October 2005) and of Trammell Crow Company Krombach Partners, the affiliate through which the Company provides services in the St. Louis area (formed in October 2005).

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

The following table depicts the sales of real estate considered discontinued operations for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Projects sold	1	7	5	13
Net sale price	$12,262	$51,071	$35,831	$80,315
Gain on sale	$2,163	$19,985	$7,231	$22,005

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

Net Income.   Net income increased due to the fluctuations in revenues and expenses described above. In addition, net income for the third quarter and first nine months of 2006 was adversely impacted due to an increase in the Company’s effective income tax rate.

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

For the nine months ended September 30, 2006 and 2005, the Company recognized total stock-based compensation expense of $6.8 million and $5.0 million with a related income tax benefit realized of $2.7 million and $1.8 million, respectively.

As of September 30, 2006, the total compensation cost related to unvested restricted stock awards not yet recognized was $16.8 million, net of expected forfeitures, and the weighted-average period over which these awards are expected to be recognized was 2.6 years.

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

Quarterly Results of Operations and Seasonality

The results of operations for any quarter are not necessarily indicative of results for any future period. The Company’s revenues and net income during the fourth fiscal quarter historically have been significantly greater than in each of the first three fiscal quarters, primarily because its clients have demonstrated a tendency to close transactions toward the end of the fiscal year. The timing and introduction of new contracts, the disposition of investments in real estate assets, the recognition of incentive fees which often occur in the latter part of the fiscal year as contractual targets are met, and other factors may also cause quarterly fluctuations in the Company’s results of operations.

Liquidity and Capital Resources

The Company’s liquidity and capital resources requirements include the funding of working capital needs that are primarily costs incurred in providing services to its clients before collection of related billings; the funding of capital investments including the acquisition of or investments in other real estate service companies; the repurchase of its shares if authorized by the Board of Directors; expenditures for real estate and payments on notes payable associated with its development and investment activities; and expenditures related to upgrading the Company’s management information systems. The Company finances its operations with internally generated funds and borrowings under the $175.0 million revolving line of credit (the “Credit Facility”) described below. The portion of the Company’s development and investment business that includes the acquisition and development of real estate is financed with loans secured by underlying real estate, external equity, internal sources of funds, or a combination thereof.

Net cash used in operating activities totaled $60.4 million for the first nine months of 2006, compared to $43.5 million in the first nine months of 2005. This increase in cash used was due in part to cash used in real estate activities, net of related borrowings of $41.9 million in the first nine months of 2006 compared to $33.7 million for the same period of 2005 as a result of increased real estate investment activity in the first nine months of 2006. In addition, the Company experienced higher accounts receivable balances in 2006 as compared to the first nine months of 2005 due to an increase in project and facilities management, along with the closing of several brokerage transactions at the end of September 2006. There was also an increase in notes receivable in the first nine months of 2006 related to higher amounts loaned by the Company with regard to real estate projects as compared to 2005. Also, restricted cash increased $1.6 million in 2006, as compared to a decrease of $7.1 million in 2005. The majority of the fluctuation in restricted cash is due to greater disbursements in 2005 out of restricted cash held by the Company to fund client development costs on projects performed by the Company on behalf of its clients. In addition, cash restricted for use to pay insurance premiums to third-party insurance companies increased in 2006. These cash outflows were partially offset by the change in receivables from affiliates activity. Receivables from affiliates increased $7.5 million in 2005 compared to an increase of only $0.5 million in 2006 due to amounts loaned to an unconsolidated subsidiary in 2005. The outflows were further reduced by a decrease in income tax payments in the first nine months of 2006 on account of 2005 activity, as compared to such payments in the first nine months of 2005 on account of 2004 activity, primarily due to the timing of payments made for each period.

Net cash used in investing activities totaled $57.5 million for the first nine months of 2006, compared to $117.3 million for the first nine months of 2005. This decrease in cash used is primarily due to a decrease in investments in unconsolidated subsidiaries, net of distributions, to $16.1 million for the first nine months of 2006 as compared to $92.4 million in the same period of 2005. The 2005 investments primarily related to the Company’s additional investment in Savills. In addition, cash used decreased due to the Company’s wholly-owned captive insurance company making purchases of marketable securities, net of sales proceeds, of $18.2 million in 2005 as compared to net purchases of only $0.2 million in 2006. Also, during 2005, the Company received $32.8 million related to dispositions of real estate held for investment as compared to only $0.5 million in 2006.

Net cash provided by financing activities totaled $111.6 million during the first nine months of 2006 as compared to $63.2 million during the same period of 2005. The increase in cash provided in 2006 is in part due to borrowings, net of principal debt payments, under the Company’s line of credit of $105.1 million, compared to borrowings, net of principal debt payments, of $51.0 million in the comparable 2005 period. The Company used the 2006 borrowings to fund its purchase of shares of its own stock, for income tax and incentive payments on account of 2005 results and for additional real estate investments. The Company used the 2005 borrowings, together with cash on hand, to fund its purchase of additional shares of Savills in 2005. In addition, the Company received proceeds from the exercise of employee stock options of $21.9 million in 2006, as compared to $9.4 million in 2005. There was also less cash used for payments on notes payable related to real estate held for investment totaling $6.9 million in 2006 as compared to $16.0 million in 2005. Also, the Company repurchased shares of its own stock totaling $50.0 million in 2006, as compared to $20.1 million of stock repurchases in the comparable period in 2005.

In June 2005, the Company obtained the $175.0 million Credit Facility arranged by Bank of America, N.A., as the administrative agent, which replaced the Company’s previous $150.0 million revolving line of credit. The Company can obtain loans under the terms of the Credit Facility, which are Base Rate Loans or Eurodollar Rate Loans. Base Rate Loans bear interest at a base rate plus a margin up to 0.25% depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate or an average federal funds rate plus 0.5%. Eurodollar Rate Loans bear interest at the Eurodollar rate plus a margin, which ranges from 1.75% to 2.0%, depending upon the Company’s leverage ratio. The Eurodollar rate is based on the British Bankers Association LIBOR rate.

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

The Company’s participation in derivative transactions has been limited to risk management purposes, and derivative instruments are not held for trading purposes. If a certain interest coverage ratio is not maintained, as defined in the Credit Facility, the Company is required to enter into one or more interest rate agreements for the Company’s floating rate indebtedness in excess of $30.0 million ensuring the net interest on such excess is fixed, capped or hedged. Certain construction loans under which interest is capitalized in accordance with GAAP are excluded from the excess of $30.0 million calculation.

The Company also has a $25.0 million short-term revolving line of credit (the “Swing Line”) with Bank of America, N.A. Each loan obtained by the Company under the Swing Line matures in five business days, but no later than June 28, 2008, and bears interest at a 30-day LIBOR-based rate plus an applicable margin as defined per the agreement. Borrowings under the Swing Line are unsecured and reduce borrowing capacity under the Credit Facility.

At September 30, 2006, the Company had outstanding borrowings of $140.1 million under the Credit Facility and no borrowings outstanding under the Swing Line. The covenants contained in the Credit Facility and the amount of the Company’s other borrowings and contingent liabilities may have the effect of limiting the borrowing capacity available to the Company under the Credit Facility to an amount less than the $175.0 million commitment. The Company’s unused borrowing capacity, taking into account borrowings and letters of credit outstanding, under the Credit Facility was $29.9 million at September 30, 2006. Since many of the financial covenants in the Credit Facility are dependent on the Company’s earnings before interest, taxes, depreciation and amortization, “EBITDA,” as defined in the Credit Facility agreement and calculated on a trailing four-quarter basis, a decline in the Company’s overall operations could adversely impact the Company’s ability to comply with these financial covenants and, in turn, the Company’s borrowing capacity.

At September 30, 2006, the Company was in compliance with all covenants of the Credit Facility. The Company expects to continue to borrow under the Credit Facility to finance future strategic acquisitions and investments, fund its co-investment activities and provide the Company with an additional source of working capital.

In 2005 and 2006, the Company entered into two interest rate cap agreements in order to limit its interest expense on construction loans with 30-day LIBOR-based floating interest rates related to consolidated real estate projects. The interest rate cap agreements have notional amounts of $25.7 million and $18.5 million, and the Company receives payments if the LIBOR-based interest rate exceeds 5.5%. These agreements expire on January 2, 2008 and April 1, 2009. Through September 30, 2006, amounts recorded related to these interest rate cap agreements were not material.

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

In February 2006, the Company announced that its Board of Directors had authorized the purchase of up to $50.0 million of its common stock from time to time in open market purchases or in privately negotiated transactions. The repurchase of shares is intended to be accretive to future earnings per share for holders who retain their shares. The Company’s intent with respect to its stock repurchase programs is to reserve the repurchased shares for issuance in connection with the Company’s equity-based incentive plans, as well as for other corporate purposes. In June 2006, the Company completed its $50.0 million share repurchase program. A total of 1,487,500 shares were repurchased at an average price of $33.61 per share

Merger with CB Richard Ellis Group, Inc.   On October 31, 2006, the Company announced that it had entered into the Merger Agreement with CB Richard Ellis whereby CB Richard Ellis would acquire the Company in a transaction valued at approximately $2.2 billion, including the assumption of corporate debt and transaction and integration costs. Under the terms of the Merger Agreement, the Company’s stockholders will receive $49.51 in cash for each share of the Company’s common stock they hold.

The Merger Agreement has been approved by the boards of directors of both the Company and CB Richard Ellis, and the Company’s board of directors has recommended to the Company’s stockholders that they approve and adopt the Merger Agreement, subject to the board’s right to change its recommendation to permit the board to comply with its fiduciary duties. The Company and CB Richard Ellis have each agreed to certain covenants in the Merger Agreement, including, among other things, that, subject to certain exceptions to permit the Company’s board of directors to comply with its fiduciary duties, the Company will not solicit, negotiate, provide information in furtherance of, approve, recommend or enter into any alternative transaction. The Merger Agreement also contains customary covenants relating to the Company’s conduct of business prior to the closing of the transaction.

Completion of the merger is conditioned on, among other things, regulatory review and approval by the Company’s stockholders, and other customary closing conditions. The merger is not conditioned on the receipt of financing by CB Richard Ellis, and the merger is expected to close in late 2006 or early 2007. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as an exhibit to the Company’s Form 8-K filed on October 31, 2006, and is incorporated by reference herein.

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements consisting of certain debt repayment guarantees that have been provided by the Company as security for the obligations of others, primarily unconsolidated subsidiaries of the Company, in the normal course of the Company’s real estate development business. The Company has not made any material payments under such arrangements during the nine months ended September 30, 2006 or 2005. The Company has guaranteed a maximum of $7.14 million of such notes payable, of which $7.11 million was outstanding at September 30, 2006. Payments required under these arrangements, if any, could be indicative of impairment in the Company’s investments in the underlying unconsolidated subsidiaries and therefore could result in additional expense to the Company.

Forward-Looking Statements

Certain statements contained in this press release, including without limitation statements containing the words “believe,” “anticipate,” “attainable,” “forecast,” “will,” “may,” “expect(ation),” “envision,” “project,” “budget,” “objective,” “goal,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “prospects,” “foresee”, “look(ing) for,” “look to” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to:

•       the ability of the Company to complete the proposed transaction with CB Richard Ellis Group, Inc. due to a number of factors, including but not limited to, the ability of the Company and CB Richard Ellis Group, Inc. to satisfy the various conditions contained in the merger agreement between the parties, including Company stockholder approval, regulatory approvals and other customary conditions;

•       the ability of the Company to retain its major customers and renew its contracts;

•       the ability of the Company to attract new user and investor customers;

•       the ability of the Company to manage fluctuations in net earnings and cash flow which could result from the company’s participation as a principal in real estate investments;

•       the Company’s ability to continue to pursue its growth strategy;

•       the Company’s ability to pursue strategic acquisitions on favorable terms and manage challenges and issues commonly encountered as a result of those acquisitions;

•       the Company’s ability to compete in highly competitive national and local business lines;

•       the Company’s ability to attract and retain qualified personnel in all areas of its business (particularly senior management);

•       the timing of individual transactions;

•       the ability of the Company to identify, implement and maintain the benefit of cost reduction measures and achieve economies of scale; and

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

In addition, the Company’s ability to achieve certain anticipated results will be subject to other factors affecting the company’s business that are beyond the Company’s control, including but not limited to:

•       general economic conditions (including interest rates, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate commitments and other factors impacting the value of real estate assets);

•       the effect of government regulation on the conduct of the company’s business; and

•       the threat of terrorism and acts of war.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006 and “Item 1A. Risk Factors” of this report.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and loans secured by real estate properties as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Notes 6 and 7 to the Company’s Condensed Consolidated Financial Statements. The Credit Facility and the majority of the loans secured by real estate bear interest at variable rates and are subject to fluctuations in the market. During the first nine months of 2006, the Company’s borrowings under the Credit Facility increased $105.1 million, net of principal debt payments, primarily to fund incentive compensation and income tax payments, investment in real estate and repurchases of its common stock. From time to time, the Company purchases interest rate agreements to hedge, cap or lock a portion, but not all, of its exposure to fluctuations in interest rates, and, as such, the effects of interest rate changes may be limited.

The Company’s earnings are also somewhat affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company and its consolidated and unconsolidated subsidiaries in Canada, Europe, Asia and Australia. There have been no significant changes in foreign currency market risks since December 31, 2005.

ITEM 4.                Controls and Procedures

The Company accounts for its interest in Savills on the equity method. See Note 4, “Investments in Unconsolidated Subsidiaries.”  For the year ended December 31, 2005, the Company’s share of Savills’ income from continuing operations before income taxes represented approximately 22% of the Company’s income from continuing operations before income taxes, calculated in accordance with Rule 1-02(w) of Regulation S-X. As this exceeds the 20% threshold under Rule 3-09 of Regulation S-X, the Company was required to file Savills’ audited financial statements on a Form 10-K/A by June 29, 2006. The Company believes that the use of income from continuing operations as the measure of recurring income by which Savills’ significance is calculated overstates Savills’ significance because the Company’s income from continuing operations does not include a category of income that is routinely generated by sales of properties created through its development operations—“income from discontinued operations” that is categorized as such solely as a result of the application of FAS 144. If this type of recurring income from property sales transactions were included as income from continuing operations, Savills would have accounted for approximately 16% of the Company’s 2005 recurring income (measured on this basis), and the filing of Savills’ financial statements would not have been required. Nonetheless, because the Company’s share of Savills’ 2005 income from continuing operations calculated in accordance with Rule 1-02(w) of Regulation S-X exceeded the 20% threshold, the Company requested Savills to take the actions required of it to facilitate the Company’s filing of Savills’ audited financial statements on a Form 10-K/A by June 29, 2006. Savills refused to take such actions. While  the Company was unable to file the required financial statements, Savills did provide the Company with all information required to properly account for its interest in Savills (which information was reflected in the Company’s 2005 10-K) and the Company did file a Form 10-K/A to provide certain information regarding Savills, including summarized unaudited financial information of Savills as of December 31, 2005 and 2004, and for the years then ended and to provide a reference to where Savills’ full audited financial statements may be viewed or obtained. The Company will be unable to determine if it is required to file Savills’ audited financial statements with respect to the 2006 calendar year until the year has ended and the Company and Savills have finalized their full year financial results. If so required, the Company will seek Savills’ cooperation in taking the actions required of it to facilitate the Company’s filing of Savills’ audited financial statements, but the Company has no contractual or other right to require Savills to so cooperate and, accordingly, gives no assurances that the Company’s efforts will be successful. The result of this circumstance is that, based solely on the Company’s inability to provide the financial statements of Savills, the Company was not in compliance with Section 13(a) of the Securities Exchange Act of 1934 with respect to its 10-K/A filing. The primary effect of this non-compliance is that the Company may be limited in its ability to effect registered sales of its securities until it can comply with the requirement to file Savills’ financial statements, or the requirement ceases to apply to the Company. The Company has not sought to effect registered sale of its securities since 1999, other than in connection with its employee benefit plans.

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based solely on the Company’s inability to provide the financial statements of Savills described above (and no other aspects of the Company’s disclosure controls and procedures), the Chief Executive Officer and Chief Financial Officer concluded that the Company’s design and operation of the Company’s disclosure controls and procedures were ineffective in ensuring that all information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings or submissions with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.        Risk Factors

The risk factors included in the Company’s annual report on Form 10-K for the year-ended December 31, 2005 have not materially changed with the exception of the addition of risk factors related to the proposed merger with CB Richard Ellis. Some of the risks which may be relevant to the Company include:

•       Business Uncertainties and Contractual Restrictions While Merger is Pending—Uncertainty about the effect of the merger on employees, suppliers, partners, regulators and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is consummated, and could cause suppliers, customers and others that deal with the Company to defer decisions concerning the Company, or seek to change existing business relationships with the Company. Employee retention may be particularly challenging while the merger is pending, as employees may experience uncertainty about their future roles with CB Richard Ellis. In addition, the merger agreement restricts the Company from taking certain specified actions that are generally outside the ordinary course of business, without CB Richard Ellis’s approval. These restrictions could prevent the Company from pursuing attractive business opportunities that are generally outside the ordinary course of business that may arise prior to the completion of the merger.

•        Failure to Complete Merger Could Negatively Impact Stock Price, Future Business and Financial Results—Although the Company has agreed that its board of directors will, subject to fiduciary exceptions, recommend that its stockholders approve and adopt the merger agreement, there is no assurance that the merger agreement and the merger will be approved, and there is no assurance that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, the Company will be subject to several risks, including the following:

•        The Company may be required to pay CB Richard Ellis a termination fee of $40 million in the aggregate if the merger agreement is terminated under certain circumstances and the Company enters into or completes an alternative transaction;

•        The current market price of the Company’s common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of the Company generally and a resulting decline in the market price of the Company’s common stock;

•        Certain costs relating to the merger (such as legal, accounting and financial advisory fees) are payable by the Company whether or not the merger is completed;

•        There may be substantial disruption to the Company’s business and a distraction of its management and employees from day-to-day operations, because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to the Company;

•        The Company’s business could be adversely affected if it is unable to retain key employees or attract qualified replacements; and

•        The Company would continue to face the risks that it currently faces as an independent company.

ITEM 4.                Submissions of Matters to a Vote of Security Holders

At a Special Meeting of Stockholders held on August 3, 2006, the shareholders were asked to ratify and approve certain performance-based award provisions of the Trammell Crow Company Long-Term Incentive Plan. The vote was as follows:

Number of Shares
For	31,504,449
Against	1,562,864
Abstain	127,940

ITEM 6.     Exhibits

(a)           Exhibits:

3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
3.2.1(2)	First Amendment to the Bylaws of the Company
3.2.1(3)	Second Amendment to the Bylaws of the Company
3.2.1(4)	Third Amendment to the Bylaws of the Company
4.1(5)	Form of Certificate for Shares of Common Stock of the Company
10.1(6)	Performance Unit Award Agreement
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)                 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 15, 2006, as incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAMMELL CROW COMPANY

	By:	/s/ DEREK R. MCCLAIN
Derek R. McClain
Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)
Date: November 9, 2006

Exhibit Index

Exhibit Number		Description
3.1	(1)	Certificate of Incorporation of the Company
3.2	(1)	Bylaws of the Company
3.2.1	(2)	First Amendment to the Bylaws of the Company
3.2.1	(3)	Second Amendment to the Bylaws of the Company
3.2.1	(4)	Third Amendment to the Bylaws of the Company
4.1	(5)	Form of Certificate for Shares of Common Stock of the Company
10.1	(6)	Performance Unit Award Agreement
31.1		Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification by the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)                 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 15, 2006, as incorporated herein by reference.